Form 10-Q
period 1996-03-31
HNC SOFTWARE INC/DE
filed 1996-05-14
CIK 945093

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _______ TO _______.

                         COMMISSION FILE NUMBER 0-26146

================================================================================
                                HNC SOFTWARE INC.
             (Exact name of registrant as specified in its charter)
================================================================================

         DELAWARE                                        33-0248788
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

                           5930 CORNERSTONE COURT WEST
                               SAN DIEGO, CA 92121
                    (Address of principal executive offices)
                                 (619) 546-8877
              (Registrant's telephone number, including area code)

             -----------------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS
REQUIRED TO FILE SUCH REPORTS) YES X NO   AND (2) HAS BEEN SUBJECT TO SUCH
                                  ---  ---
FILING REQUIREMENTS FOR THE PAST 90 DAYS:     YES  X   NO
                                                  ---     ---

AS OF APRIL 30, 1996 THERE WERE 15,377,192 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING.

================================================================================

                                                   INDEX LISTING
=====================================================================================================
                                                                                                Page
                                                                                               Number
                                                                                               ------

PART I            FINANCIAL INFORMATION

Item 1:           FINANCIAL STATEMENTS
                  Consolidated Balance Sheet at March 31, 1996                                   1
                          and December 31, 1995

                  Consolidated Statement Of Income for the                                       2
                          three month periods ended
                          March 31, 1996 and 1995

                  Consolidated Statement Of Cash Flows for the                                   3
                          three month periods ended March 31, 1996
                          and 1995

                  Notes To Consolidated Financial Statements                                     4


Item 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                            6


PART II  EXHIBITS

Item 3:           STATEMENT REGARDING COMPUTATION OF PRO FORMA
                  PER SHARE EARNINGS                                                            10

PART  I  -  FINANCIAL INFORMATION
===============================================================================

Item 1:       FINANCIAL STATEMENTS

                                HNC SOFTWARE INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)

                                                  ASSETS

                                                                       March 31,      December 31,
                                                                          1996            1995
                                                                       ---------      ------------
                                                                      (Unaudited)
Current Assets:
    Cash and cash equivalents                                          $  7,042         $ 19,929
    Accounts receivable, net                                              5,214            4,597
    Investments available for sale                                       13,206           14,590
   Other current assets                                                   3,475            2,852
                                                                       --------         --------
       Total current assets                                              28,937           41,968
Investments available for sale                                           23,452            8,336
Property and equipment, net                                               3,140            2,593
Other assets                                                              1,395              533
                                                                       --------         --------
                                                                       $ 56,924         $ 53,430
                                                                       ========         ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $  1,016         $    669
   Accrued liabilities                                                    1,864            2,451
   Deferred revenue                                                       2,801            2,041
                                                                       --------         --------
       Total current liabilities                                          5,681            5,161
                                                                       --------         --------

Stockholders' Equity:
   Common stock, $0.001 par value - 20,000 shares authorized:
       15,167 and 14,719 shares issued and outstanding,
       respectively                                                          15               15
    Paid in capital                                                      51,285           49,124
    Accumulated deficit                                                     (57)            (870)
                                                                       --------         --------
         Total stockholders' equity                                      51,243           48,269
                                                                       --------         --------
                                                                       $ 56,924         $ 53,430
                                                                       ========         ========

          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                        Three Months Ended
                                               ------------------------------------
                                               March 31, 1996        March 31, 1995
                                               --------------        --------------
Revenues:
   Software license and installation               $ 4,789              $ 2,988
   Contracts and other                               2,979                2,100
                                                   -------              -------
        Total revenues                               7,768                5,088
                                                   -------              -------
Operating expenses:
   Software license and installation                   964                  565
   Contracts and other                               2,079                1,587
   Research and development                          1,589                  909
   Sales and marketing                               1,502                1,017
   General and administrative                          846                  503
                                                   -------              -------
       Total operating expenses                      6,980                4,581
                                                   -------              -------

Operating income                                       788                  507

Other income, net                                      561                   34
                                                   -------              -------
   Income before income tax provision                1,349                  541
Income tax provision                                   536                  168
                                                   -------              -------
                 Net income                        $   813              $   373
                                                   =======              =======

Net income per share                               $  0.05
                                                   =======
Pro forma net income per share                                          $  0.03
                                                                        =======
Shares used in computing
   net income per share                             16,747
                                                   =======
Shares used in computing pro forma
   net income per share                                                  12,666
                                                                        =======

          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                           Three Months Ended
                                                                                ------------------------------------------
                                                                                  March 31, 1996           March 31, 1995
                                                                                -------------------      -----------------
     Cash flows from operating activities:
            Net Income                                                               $    813               $   373
            Adjustments to reconcile net income to net cash provided by operating activities:
                  Depreciation and amortization                                           432                   156
                  Changes in assets and liabilities:
                    Accounts receivable, net                                             (617)                 (204)
                    Other assets                                                           83                    78
                    Accounts payable                                                      347                  (280)
                    Accrued liabilities                                                  (275)                   43
                    Deferred revenue                                                      760                   507
                                                                                     --------               -------
                        Net cash provided by operating
                           activities                                                   1,543                   673
                                                                                     --------               -------
     Cash flows from investing activities:
            Purchases  of  investments                                                (18,443)                 --
            Maturities of  investments                                                  4,382                 1,182
            Acquisitions of property and equipment                                       (864)                 (266)
                                                                                     --------               -------
                        Net cash (used in) provided by investing
                            activities                                                (14,925)                  916
                                                                                     --------               -------
     Cash flows from financing activities:
            Net proceeds from issuance of common stock                                    495                     2
            Repayments of bank notes payable                                             --                     (66)
                                                                                     --------               -------
                     Net cash provided by (used in) financing
                        activities                                                        495                   (64)
                                                                                     --------               -------
     Net (decrease) increase in cash and cash equivalents                             (12,887)                1,525
     Cash and cash equivalents at beginning of period                                  19,929                 4,786
                                                                                     --------               -------
     Cash and cash equivalents at end of period                                      $  7,042               $ 6,311
                                                                                     ========               =======
     Supplemental cash flow disclosure:
               Unrealized tax benefit from stock option plans                           1,584                  --
                                                                                     ========               =======
               Accretion of dividends on mandatorily
                  redeemable convertible preferred stock                                 --                     179
                                                                                     ========               =======
               Interest paid                                                             --                      16
                                                                                     ========               =======
               Income taxes paid                                                           10                    51
                                                                                     ========               =======

          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

===============================================================================

Note I            GENERAL

                  In management's opinion, the accompanying unaudited consolidated financial statements for HNC Software Inc. (the "Company") for the three months ended March 31, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. All such financial statements are unaudited except the December 31, 1995 balance sheet. This report and the accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its 1995 Annual Report. Footnotes and other disclosures for the fiscal year ended December 31, 1995, which would substantially duplicate the disclosures in the Company's audited financial statements for Fiscal Year 1995 contained in the 1995 Annual Report, have been omitted. The interim financial information herein is not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 1996.

Note 2            PENDING ACQUISITION

                  On February 19, 1996, the Company announced that it would acquire Credit & Risk Management Associates, Inc., a consumer credit consulting firm located in Baltimore, Maryland, subject to the satisfactory resolution of certain contingencies. This transaction has not yet been consummated and remains subject to the satisfaction of certain conditions. The consideration to be paid by the Company will consist of a number of shares of the Company's common stock equal to the greater of 180,000 shares or the number of shares with an aggregate value of $4,000,000 as determined by the average closing price of the Company's common stock for the twenty days preceding the closing of the transaction.

Note 3            STOCK SPLIT

                  On March 5, 1996, the Company announced that its Board of Directors approved a two-for-one stock split effected in the form of a common stock dividend. This stock dividend was paid to the corporation's stockholders of record as of the close of business on March 18, 1996. Such stockholders of record received stock certificates representing one additional share of HNC Software Inc. common stock for each outstanding share of common stock then held. Distribution of shares issued pursuant to the stock dividend occurred on April 3, 1996. All references in the accompanying interim financial information to share and per share amounts have been adjusted to give retroactive effect to the stock split.

Note 4            NET INCOME PER SHARE

                  Net income per share is computed based on the weighted average number of common shares and common stock equivalents, using the treasury stock method, outstanding during the respective periods.

                  Pro forma net income per share is computed based on the weighted average number of common shares and common stock equivalents, using the treasury stock method, outstanding during the respective periods after giving retroactive effect to the conversion of all outstanding shares of preferred stock into 4,478,332 shares of common stock which occurred upon the closing of the Company's initial public offering on June 26, 1995. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all stock options granted since May 5, 1994 and through May 5, 1995 have been included as outstanding for all periods prior to June 26, 1995 using the treasury stock method.

Note 5            LONG-LIVED ASSETS

                  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which the Company adopted as required on January 1, 1996. Pursuant to this Statement, companies are required to investigate potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill, on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. The adoption of FAS 121 did not have a significant impact on the Company's financial position or results of operations.

Note 6            STOCK-BASED COMPENSATION

                  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 123, "Accounting for Stock-Based Compensation." FAS 123 was adopted by the Company as required for its fiscal 1996 financial statements and is not expected to have a material effect on the Company's financial position or results of operations. The Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and will provide pro forma disclosures of net income and earnings per share in its annual financial statements as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

                                HNC SOFTWARE INC.

===============================================================================

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Item 2 contains certain forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the Company's ability to successfully develop new products for new markets; the Company's loss of a large customer; the Company's inability to secure new government contracts for technology development; the impact of competition on the Company's revenues, market share or ability to maintain its premium usage-based pricing terms and to generate recurring revenue; the availability to the Company, at reasonable cost, of data required to operate or update its intelligent decision software products; changes in law or regulatory requirements that adversely affect or preclude customers from using the Company's products for certain applications; delays in the Company's introduction of new products; and failure by the Company to keep pace with emerging technologies.

         THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         REVENUES. Revenues for the three months ended March 31, 1996 were $7.8 million, an increase of 53% over revenues of $5.1 million for the same period in the prior year. This increase was primarily due to greater software license and installation revenues which were $4.8 million for the quarter ended March 31, 1996, an increase of 60% from $3.0 million for the comparable quarter in 1995. This increase in software license and installation revenues resulted primarily from an increase in revenues from the Company's Falcon credit card fraud detection product and to a lesser extent from the Colleague automated mortgage underwriting product, SkuPLAN, the demand forecasting product for the retail market and the AREAS property valuation product.

         Contracts and other revenues for the three months ended March 31, 1996 were $3.0 million, compared to $2.1 million for the same period in the prior year. The increase in contracts and other revenues was due primarily to increased commercial contract revenues for new product pilots.

         SOFTWARE LICENSE AND INSTALLATION EXPENSES. Software license and installation expense primarily consists of the Company's expenses for personnel engaged in installation and support and the costs of documentation materials. Software license and installation expenses for the first quarter of 1996 were $964,000 and constituted 20% of software and installation revenues for the quarter, whereas such expenses were

$565,000 and represented 19% of software and installation revenues in the first quarter of 1995. The primary reason for the increase in these expenses was increased staffing and associated costs in client services to support the increased volume of business.

         CONTRACTS AND OTHER EXPENSES. Contracts and other expenses consist primarily of personnel-related expenses. Contracts and other expenses in the first quarter of 1996 were $2.1 million or 70% of contracts and other revenues as compared to $1.6 million or 76% of such revenues in the first quarter of 1995. The reduction in expenses as a percent of revenues is due to improved pricing on certain contracts.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the first quarter of 1996 were $1.6 million and 20% of total revenues compared to $909,000 and 18% of total revenues in the first quarter of the prior year. The increase in expenses was due primarily to increases in staffing and related costs to support increased new product development activities including the initial quarter of expenses for the Company's new text analysis products.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses were $1.5 million or 19% of total revenues in the first quarter of 1996 compared to $1.0 million and 20% of total revenues in the first quarter of 1995. The increase in sales and marketing expenses was due primarily to increased staffing and product promotion activities to support higher sales volumes and new product introductions, including the Company's new text analysis products.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $846,000 and 11% of total revenues in the first quarter of 1996, compared to $503,000 and 10% of total revenues in the prior year. The primary reason for the increase in these costs was increased staffing and related expenses to support higher levels of activity of the Company.

         OPERATING INCOME. The above factors resulted in operating income of $788,000 and 10% of total revenues for the first quarter of 1996, compared to an operating income of $507,000 and 10% of total revenues in the same quarter of the prior year.

         The Company has experienced fluctuations in quarterly operating profits and margins due to variations in expense growth and some revenue seasonality. The Company has continued to invest in research and development and sales and marketing to better service its customers and markets. The Company expects to continue to increase absolute dollar spending on both research and development and sales and marketing in the future.

         OTHER INCOME, NET. Other income (expense) for the first quarter of 1996 was $561,000 compared to $34,000 in the first quarter of the prior year. The increase was due to increased interest income in 1996 from higher cash and investment balances which consisted primarily of the proceeds from the Company's initial public offering in June, 1995 and secondary public offering in December, 1995.

         INCOME BEFORE INCOME TAX PROVISION. The resulting income before tax provision for the first quarter of 1996 was $1.3 million or 17% of total revenues, compared to income before tax provision of $541,000 or 11% of total revenues for the comparable quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

         FINANCING ACTIVITIES

         During the three months ended March 31, 1996 the Company obtained $495,000 of cash from financing activities. These funds came primarily from the exercise of stock options and the purchase of shares under the Company's employee stock purchase plan. As of March 31, 1996 the Company had $43.7 million in cash, cash equivalents and investments. Management believes that the Company's cash and investments and cash generated from operations are expected to be adequate for the Company's cash requirements for the next twelve months.

         OPERATING ACTIVITIES

         Cash provided by operating activities for the three months ended March 31, 1996 was $1.5 million compared to cash provided by operations of $673,000 for the first three months of the prior year. The increase in cash provided compared to the same period in the prior year was due primarily to increased profitability and increased deferred revenues due to customer prepayments.

         INVESTING ACTIVITIES

         Cash used in investing activities was $14.9 million for the three months ended March 31, 1996 compared to cash provided by investing activities of $916,000 for the first three months of the prior year. This was due to net purchases of short and long term investments of $14.1 million and acquisitions of property and equipment, primarily computer equipment of $864,000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                HNC SOFTWARE INC.

Date:  May 7, 1996         By: /s/ Raymond V. Thomas
                                -------------------------------------------
                                Raymond V. Thomas
                                Vice President Finance & Administration and
                                Chief Financial Officer

                                (for Registrant as duly authorized officer and as Principal Financial and Accounting Officer)