Form 10-Q
period 1996-06-30
HNC SOFTWARE INC/DE
filed 1996-08-13
CIK 945093

================================================================================

THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(d) OF
REGULATION S-T.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________ .

                        COMMISSION FILE NUMBER  0-26146

- --------------------------------------------------------------------------------
                               HNC SOFTWARE INC.
             (Exact name of registrant as specified in its charter)
- --------------------------------------------------------------------------------

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

                        --------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE
REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS)  YES X   NO ___ AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:   YES  X   NO
                                                                ---     ---

AS OF JULY 31, 1996 THERE WERE 15,583,911 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING.

===============================================================================

                                 INDEX LISTING
- --------------------------------------------------------------------------------

                                                                               Page
                                                                              Number
                                                                              ------
PART I      FINANCIAL INFORMATION
- ------

Item 1:     FINANCIAL STATEMENTS
            --------------------
            Consolidated Balance Sheet at June 30, 1996 (unaudited)             3
                     and December 31, 1995

            Consolidated Statement Of Income (unaudited) for the                4
                     three month and six month periods ended
                     June 30, 1996 and 1995

            Consolidated Statement Of Cash Flows (unaudited) for                5
                     the six month periods ended June 30, 1996
                     and 1995

            Notes To Consolidated Financial Statements (unaudited)              6


Item 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                                 9
            -------------------------------------------------


PART II     OTHER INFORMATION
- -------

Item 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 15
            ---------------------------------------------------


Item 6:     EXHIBITS AND REPORTS ON FORM 8-K                                    19
            --------------------------------

PART III    EXHIBITS
- --------

            RESTATED CERTIFICATE OF INCORPORATION OF THE COMPANY FILED
            JUNE 13, 1996
            ----------------------------------------------------------

            BYLAWS OF THE COMPANY, AS AMENDED
            ---------------------------------

            STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
            -----------------------------------------------------

PART  I  -  FINANCIAL INFORMATION
- --------------------------------------------------------------------------------
Item 1:      FINANCIAL STATEMENTS


                               HNC SOFTWARE INC.

                           CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)




                                     ASSETS

                                                                             June 30,       December 31,
                                                                               1996             1995
                                                                            -----------     ------------
                                                                            (Unaudited)
Current assets:
    Cash and cash equivalents                                                 $ 1,184          $19,929
    Short-term investments                                                     13,617           14,590
    Trade accounts receivable, net                                              7,419            4,597
    Current portion of deferred income                                          2,338            1,702
    Other current assets                                                        1,572            1,150
                                                                              -------          -------
        Total current assets                                                   26,130           41,968
Property and equipment, net                                                     3,477            2,593
Deferred income taxes, less current portion                                     3,364              346
Other assets                                                                      454              187
Long-term investments                                                          27,001            8,336
                                                                              -------          -------
                                                                              $60,426          $53,430
                                                                              =======          =======



                                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                                           $   721          $   669
   Accrued liabilities                                                          2,060            2,451
   Deferred revenue                                                             2,006            2,041
                                                                              -------          -------
       Total current liabilities                                                4,787            5,161

Common stock, $0.001 par value - 50,000 and 20,000 shares authorized:
       15,461 and 14,719 shares issued and outstanding, respectively               15               15

Paid-in capital                                                                54,714           49,124
Retained earnings (accumulated deficit)                                           910             (870)
                                                                              -------          -------
       Total stockholders' equity                                              55,639           48,269
                                                                              -------          -------
                                                                              $60,426          $53,430
                                                                              =======          =======

          See accompanying notes to consolidated financial statements.

                               HNC SOFTWARE INC.

                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                 Three Months Ended                Six Months Ended
                                           ------------------------------    ------------------------------
                                           June 30, 1996    June 30, 1995    June 30, 1996    June 30, 1995
                                           -------------    -------------    -------------    -------------
Revenues:
 Software license and installation            $ 5,659         $ 3,820           $10,448          $ 6,808
 Contracts and other                            3,051           2,100             6,030            4,200
                                              -------         -------           -------          -------
  Total revenues                                8,710           5,920            16,478           11,008
                                              -------         -------           -------          -------

Operating expenses:
 Software license and installation              1,162             739             2,126            1,304
 Contracts and other                            1,930           1,493             4,009            3,080
 Research and development                       2,013           1,154             3,602            2,063
 Sales and marketing                            1,667           1,245             3,169            2,262
 General and administrative                       888             597             1,734            1,100
                                              -------         -------           -------          -------
  Total operating expenses                      7,660           5,228            14,640            9,809
                                              -------         -------           -------          -------
 Operating income                               1,050             692             1,838            1,199

 Other income, net                                555              57             1,116               91
                                              -------         -------           -------          -------
    Income before income tax provision          1,605             749             2,954            1,290

 Income tax provision                             638             232             1,174              400
                                              -------         -------           -------          -------
      Net income                              $   967         $   517           $ 1,780          $   890
                                              =======         =======           =======          =======


 Net income per share                         $  0.06                           $  0.11
                                              =======                           =======
 Pro forma net income per share                               $  0.04                            $  0.07
                                                              =======                            =======
 Shares used in computing
   net income per share                        16,989                            16,870
                                              =======                           =======
 Shares used in computing pro forma
   net income per share                                        13,070                             12,870
                                                              =======                            =======

          See accompanying notes to consolidated financial statements.

                               HNC SOFTWARE INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    Six Months Ended
                                                                            -------------------------------
                                                                            June 30, 1996     June 30, 1995
                                                                            -------------     -------------
Cash flows from operating activities:
       Net Income                                                              $  1,780          $   890
       Adjustments to reconcile net income to net cash
             provided by operating activities:
             Depreciation and amortization                                          685              321
             Changes in assets and liabilities:
               Accounts receivable, net                                          (2,822)            (332)
               Other assets                                                        (689)             424
               Deferred tax assets                                                1,139              (48)
               Accounts payable                                                      52             (142)
               Accrued liabilities                                                 (391)             355
               Deferred revenue                                                     (35)           1,932
                                                                               --------          -------
                   Net cash (used in) provided by operating activities             (449)           3,400
                                                                               --------          -------
Cash flows from investing activities:
       Purchases of investments                                                 (21,164)            (101)
       Maturities of investments                                                  1,655            1,182
       Proceeds from sale of investments                                          1,649               --
       Acquisitions of property and equipment                                    (1,569)            (787)
                   Net cash (used in) provided by investing activities          (19,429)             294
                                                                               --------          -------
Cash flows from financing activities:
       Net proceeds from issuance of common stock                                   965           15,601
       Charges against issuance of common stock                                                     (476)
       Repayments of bank notes payable                                              --             (687)
                                                                               --------          -------
                Net cash provided by financing activities                           965           14,438
                                                                               --------          -------
Net (decrease) increase in cash and cash equivalents                            (18,745)          18,132
Cash and cash equivalents at beginning of period                                 19,929            4,786
                                                                               --------          -------
Cash and cash equivalents at end of period                                     $  1,184          $22,918
                                                                               ========          =======
Supplemental cash flow disclosure:

          Unrealized tax benefit from stock option plans                       $  4,793          $    --
                                                                               ========          =======
          Interest paid                                                        $     --          $    16
                                                                               ========          =======
          Income taxes paid                                                    $     30          $    20
                                                                               ========          =======


          See accompanying notes to consolidated financial statements.

                               HNC SOFTWARE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
- --------------------------------------------------------------------------------

NOTE 1   GENERAL

         In management's opinion, the accompanying unaudited consolidated financial statements for HNC Software Inc. (the "Company") for the three months and six months ended June 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except the December 31, 1995 balance sheet. This report and the accompanying unaudited and audited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its 1995 Annual Report and Form 10-K for fiscal year ended December 31, 1995. Footnotes and other disclosures for the fiscal year ended December 31, 1995, which would substantially duplicate the disclosures in the Company's audited financial statements for Fiscal Year 1995 contained in the 1995 Annual Report and Form 10-K for fiscal year ended December 31, 1995, have been omitted. The interim financial information herein is not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 1996.

Note 2   TERMINATED ACQUISITION

         On May 23, 1996, the Company announced that it had terminated the previously announced proposed acquisition of Credit and Risk Management Associates because the transaction did not qualify for 'pooling of interests' accounting treatment. In connection with this terminated acquisition, the Company incurred transaction costs of approximately $99,000.


Note 3   PENDING ACQUISITION

         On July 22, 1996, the Company announced that it had signed a definitive agreement to acquire Risk Data Corporation, an insurance information technology product and services firm located in Irvine, California. This transaction has not yet been consummated and remains subject to the satisfaction of certain conditions, including qualification of the transaction for 'pooling of interests' accounting treatment. Under the terms of the transaction, the consideration to be paid by the Company will consist of a number of shares of the Company's common stock and options to purchase shares of the Company's Common Stock determined by dividing $61,000,000 by the average closing price of the Company's common stock for the ten days preceding the closing of the transaction. Accordingly, under the current terms of the proposed acquisition, the maximum aggregate number of shares of Common Stock to be issued outright and to be subject to stock options issued in the transaction would be approximately 2,140,000 shares.


Note 4   STOCK SPLIT

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


Note 5   NET INCOME PER SHARE

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

Note 6   STOCK-BASED COMPENSATION

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 123, "Accounting for Stock-Based Compensation." FAS 123 was adopted by the Company as required for its fiscal 1996 financial statements and did not have a material effect on the Company's financial position or results of operations. The Company continues to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and will provide pro forma disclosures of net income and earnings per share in its annual financial statements as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

                               HNC SOFTWARE INC.
- --------------------------------------------------------------------------------

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


    THREE MONTHS ENDED JUNE 30, 1996 AND 1995

    REVENUES. Revenues for the three months ended June 30, 1996 were $8.7 million, an increase of 47% over revenues of $5.9 million for the same period in the prior year. This increase was primarily due to greater software license and installation revenues which were $5.7 million for the quarter ended June 30, 1996, an increase of 48% from $3.8 million for the comparable quarter in 1995. This increase in software license and installation revenues resulted primarily from an increase in revenues from the Company's Falcon credit card fraud detection product and to a lesser extent from the Colleague automated mortgage underwriting product, SkuPLAN, the demand forecasting product for the retail market and the AREAS property valuation product. The Company's software license and installation revenues are derived from monthly license fees, perpetual license fees, annual maintenance fees and installation fees. The Company typically licenses its products for a monthly usage fee under long-term contracts that include software licenses, decision model updates, application consulting, on-line or on-site support and maintenance.

    Contracts and other revenues for the three months ended June 30, 1996 were $3.0 million, an increase of 45% as compared to $2.1 million for the same period in the prior year. The increase in contracts and other revenues was due primarily to increased commercial contract revenues for new product pilots including Eagle (a merchant risk management system), ProfitMax (a credit card profitability management system) and

Capstone (a credit card application processing system). Contracts and other revenues are derived primarily from development and consulting contracts with commercial customers and research contracts with the United States Government. Revenues from contract services are generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. All revenues for new product pilots are reported as contract revenues.

    In 1996 the Company has a significant number of new product development projects and new product pilot installations in process which it expects to begin shipping in production versions primarily in 1997. However, there can be no assurance that these product development projects or pilot installations will be successful or that the customers who serve as pilot installation sites for these new products will be satisfied with these products or agree to license them. If the Company's new product development efforts are unsuccessful or are not well received by pilot customers, the Company may be compelled to delay or entirely discontinue the release of production versions of these products, which would have a material adverse effect on the Company's results of operations.

    The Company's success depends upon its ability to enter new markets by developing new products on a timely and cost-effective basis. The Company's products often require customer data for decision model development and system installation. As a result, completion of new products may be delayed while the Company extracts sufficient amounts of statistically relevant data and develops the models. During this development process, the Company relies on its potential customers in the new market to provide data and to help train Company personnel in the use and meaning of the data in the specific industry. These relationships also assist the Company in establishing presence and credibility in the new market. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources than the Company, will not compete with the Company in the future or will not otherwise discontinue their relationships with or support of the Company, either during development of the Company's products or thereafter.

    The Company's success will depend upon its ability to maintain competitive technologies, enhance its current products and develop new products in a timely and cost-effective manner that meet changing market conditions, including evolving customer needs, new competitive product offerings, emerging industry standards and changing technology.

    The sales cycle associated with the purchase of the Company's products is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control.

    SOFTWARE LICENSE AND INSTALLATION EXPENSES. Software license and installation expense primarily consists of the Company's expenses for personnel engaged in installation and support and related costs. Software license and installation expenses for the second quarter of 1996 were $1.2 million and constituted 21% of software and installation revenues for the quarter, whereas such expenses were $739,000 and represented 19% of software and installation revenues in the second quarter of 1995. The primary reason for the increase in these expenses was increased staffing and associated costs in client services to support the increased volume of business.

    CONTRACTS AND OTHER EXPENSES. Contracts and other expenses consist primarily of personnel-related expenses associated with the Company's performance of such contracts. Contracts and other expenses in the second quarter of 1996 were $1.9 million or 63% of contracts and other revenues as compared to $1.5 million or 71% of such revenues in the second quarter of 1995. The reduction in expenses as a percent of revenues is due to increased pricing on certain contracts.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the second quarter of 1996 were $2.0 million and 23% of total revenues compared to $1.2 million and 19% of total revenues in the second quarter of the prior year. The increase in expenses was due primarily to increases in staffing and related costs to support increased new product development activities, including the expenses for the Company's new text analysis products, which the Company began commercial development of in January of 1996.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses were $1.7 million or 19% of total revenues in the second quarter of 1996 compared to $1.2 million and 21% of total revenues in the second quarter of 1995. The increase in sales and marketing expenses was due primarily to increased staffing and product promotion activities to support higher sales volumes and new product introductions, including the Company's new text analysis products.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $888,000 and 10% of total revenues in the second quarter of 1996, compared to $597,000 and 10% of total revenues in the prior year. The primary reason for the increase in these costs was increased staffing and related expenses to support higher levels of sales and development activity of the Company.
General and administrative expenses in the second quarter of 1996 also includes $99,000 of costs associated with the terminated acquisition of Credit and Risk Management Associates. Please see Note 2 to the Notes to Consolidated Financial Statements included in this report.

    OPERATING INCOME. The above factors resulted in operating income of $1.1 million and 12% of total revenues for the second quarter of 1996, compared to an operating income of $692,000 and 12% of total revenues in the same quarter of the prior year.

    The Company's quarterly revenues and operating results have varied significantly in the past and may do so in the future. Although to date a significant portion of the Company's revenues has come from monthly usage fees under long-term contracts, there can be no assurance that the Company will continue to realize such recurring revenues or that customers under such contracts would not seek to cancel such contracts if the Company's products were not competitive or did not achieve cost effective results. A significant portion of the Company's business has been derived from substantial orders placed by large organizations, and the timing of such orders has caused material fluctuations in the Company's operating results. The Company's expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Operating results also may fluctuate due to factors such as the demand for the Company's products, product life cycles, the introduction and acceptance of new products and product enhancements by the Company or its competitors, changes in the mix of distribution channels through which the Company's products are offered, changes in the level of operating expenses, customer order deferrals in anticipation of new products, competitive conditions in the industry and economic conditions generally or in various industry segments. The Company has continued to invest in research and development and sales and marketing in an effort to better service its customers and markets. The Company expects to continue to increase absolute dollar spending on both research and development and sales and marketing in the future.

    OTHER INCOME, NET. Other income for the second quarter of 1996 was $555,000 compared to $57,000 in the second quarter of the prior year. The increase was due to increased interest income in 1996 from higher cash and investment balances which consisted primarily of the proceeds from the Company's initial public offering in June, 1995 and secondary public offering in December, 1995.

    INCOME BEFORE INCOME TAX PROVISION. The resulting income before tax provision for the second quarter of 1996 was $1.6 million or 18% of total revenues, compared to income before tax provision of $749,000 or 13% of total revenues for the comparable quarter of 1995.


    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

    REVENUES. Revenues for the six months ended June 30, 1996 were $16.5 million, an increase of 50% over revenues of $11.0 million for the same period in the prior year. This increase was primarily due to greater software license and installation revenues which were $10.4 million for the six months ended June 30, 1996, an increase of 53% from $6.8 million for the comparable quarter in 1995. This increase in software license and installation revenues resulted primarily from an increase in revenues from the Company's Falcon credit card fraud detection product and to a lesser extent from the Colleague automated mortgage underwriting product, SkuPLAN, the demand forecasting product for the retail market and the AREAS property valuation product.

    Contracts and other revenues for the six months ended June 30, 1996 were $6.0 million, compared to $4.2 million for the same period in the prior year, a 44% increase. The increase in contracts and other revenues was due primarily to increased commercial contract revenues for new product pilots for Eagle (a merchant risk management system), ProfitMax (a credit card profitability management system) and Capstone (a credit card application processing system).

    SOFTWARE LICENSE AND INSTALLATION EXPENSES. Software license and installation expense primarily consists of the Company's expenses for personnel engaged in installation and support and related costs. Software license and installation expenses for the six months of 1996 were $2.1 million and constituted 20% of software and installation revenues for the quarter, whereas such expenses were $1.3 million and represented 19% of software and installation revenues in the six months of 1995. The primary reason for the increase in these expenses was increased staffing and associated costs in client services to support the increased volume of business.

    In 1996 the Company has a significant number of new product development projects in process which it expects to begin installing in a production phase primarily in 1997. However, there can be no assurance that these product development projects or pilot installations will be successful or that the customers who serve as pilot installation sites for these new products will be satisfied with these products or agree to license them. If the Company's new product development efforts are unsuccessful or are not well received by pilot customers, the Company may be compelled to delay or entirely discontinue the release of production versions of these products, which would have a material adverse effect on the Company's results of operations.

    CONTRACTS AND OTHER EXPENSES. Contracts and other expenses consist primarily of personnel-related expenses. Contracts and other expenses during the first six months of 1996 were $4.0 million or 66% of contracts and other revenues as compared to $3.1 million or 73% of such revenues in the first six months of 1995. The reduction in expenses as a percent of revenues is due to increased pricing on certain contracts.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the first six months of 1996 were $3.6 million and 22% of total revenues compared to $2.1 million and 19% of total revenues in the first six months of 1995. The increase in expenses was due primarily to increases in staffing and related costs to support increased new product development activities, including the Company's new text analysis products.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses were $3.2 million or 19% of total revenues in the first six months of 1996 compared to $2.3 million and 21% of total revenues in the second quarter of 1995. The increase in sales and marketing expenses was due primarily to increased staffing and product promotion activities to support higher sales volumes and new product introductions, including the Company's new text analysis products.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1.7 million and 11% of total revenues in the first six months of 1996, compared to $1.1 million and 10% of total revenues in the prior year. The primary reason for the increase in these costs was increased staffing and related expenses to support higher levels of activity of the Company and includes costs of $99,000 associated with the terminated acquisition of CRMA. See Note 2 to the Notes to Consolidated Financial Statements included in this report.

    OPERATING INCOME. The above factors resulted in operating income of $1.8 million and 11% of total revenues for the first six months of 1996, compared to an operating income of $1.2 million and 11% of total revenues in the same period of the prior year.

    OTHER INCOME, NET. Other income for the first six months of 1996 was $1.1 million compared to $91,000 in the first six months of the prior year. The increase was due to increased interest income in 1996 from higher cash and investment balances which consisted primarily of the proceeds from the Company's initial public offering in June, 1995 and secondary public offering in December, 1995.

    INCOME BEFORE INCOME TAX PROVISION. The resulting income before tax provision for the first six months of 1996 was $3.0 million or 18% of total revenues, compared to income before tax provision of $1.3 million or 12% of total revenues for the comparable quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

    FINANCING ACTIVITIES

    During the six months ended June 30, 1996 the Company obtained $965,000 of cash from financing activities. These funds came primarily from the exercise of stock options and the purchase of shares under the Company's employee stock purchase plan. As of June 30, 1996 the Company had $41.8 million in cash, cash equivalents and investments. Management believes that the Company's cash and investments and cash generated from operations will be adequate for the Company's cash requirements for the next twelve months.

    OPERATING ACTIVITIES

    Cash used by operating activities for the six months ended June 30, 1996 was $449,000 compared to cash provided by operations of $3.4 million for the first six months of the prior year. The increase in cash used by operating activities was due primarily to increased accounts receivable balances due to increased revenues and an increase in the average days outstanding of these higher receivable balances. The days outstanding have increased largely because of the increase in new product pilot contracts which generally pay more slowly.

    INVESTING ACTIVITIES

    Cash used in investing activities was $19.3 million for six months ended June 30, 1996 compared to cash provided by investing activities of $294,000 for the first six months of the prior year. This was due to net purchases of short and long term investments of $17.7 million and acquisitions of property and equipment, primarily computer equipment of $1.6 million.


Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 1996 Annual Meeting of Stockholders on May 23, 1996 (the "Annual Meeting"). At the Annual Meeting the Company's stockholders elected the Company's Board of Directors and approved the proposals described more fully below. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

         As of April 5, 1996, the record date for the Annual Meeting, there were approximately 15,169,455 shares of the Company's Common Stock outstanding and entitled to vote, of which 11,386,868 shares were present in person or by proxy at the Annual Meeting. The directors of the Company who were elected at the Annual Meeting were: Edward K. Chandler, Oliver D. Curme, Roger L. Evans, Thomas F. Farb, Charles H. Gaylord, Jr. and Robert L. North.

         The proposals considered at the Annual Meeting were voted on as follows:

1. Election of Directors. Proposal to elect six directors of the Company, each to serve until the next Annual Meeting of Stockholders and until his successor is duly elected and qualified or until his earlier resignation or removal.

                                      VOTES FOR           VOTES WITHHELD
                                      ---------           --------------
         Nominees
         --------
         Edward K. Chandler           11,324,807              62,061
         Oliver D. Curme              11,324,807              62,061
         Roger L. Evans               11,324,607              62,261
         Thomas F. Farb               11,323,107              63,761
         Charles H. Gaylord, Jr.      11,324,607              62,261
         Robert L. North              11,324,807              62,061

2. Amendment of Certificate of Incorporation. Proposal to amend the Company's Certificate of Incorporation to increase the authorized number of shares of the Company's Common Stock, $0.001 par value, from 20,000,000 to 50,000,000 shares.

                                                          BROKER
         VOTES FOR     VOTES AGAINST     ABSTENTIONS     NON-VOTES
         ---------     -------------     -----------     ---------
         9,888,249       1,161,128         130,380        207,111


3. Ratification of Auditors. Proposal to ratify the appointment of Price Waterhouse LLP as the Company's auditors for the Company's fiscal year ending December 31, 1996.

                                                          BROKER
         VOTES FOR     VOTES AGAINST     ABSTENTIONS     NON-VOTES
         ---------     -------------     -----------     ---------
         11,255,261        1,217           130,390           0

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                               HNC SOFTWARE INC.



Date:  August 12, 1996         By:  /s/ RAYMOND V. THOMAS
                                   ------------------------------------
                                   Raymond V. Thomas
                                   Vice President Finance & Administration and
                                   Chief Financial Officer

                                   (for Registrant as duly authorized officer and as Principal Financial and Accounting Officer)

Item 6:       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as exhibits with this
                  Report:


                  Exhibit 3(i).04 Restated Certificate of Incorporation of the Company filed June 13, 1996.

                  Exhibit 3(ii).05  Bylaws of the Company, as amended.

                  Exhibit 11.01 Statement Regarding Computation of Pro Forma Per Share Earnings.

                  Exhibit 27        Financial Data Schedule.

         (b)      Reports on Form 8-K

                  None

                               INDEX TO EXHIBITS
                               -----------------


         The following exhibits are filed with this Report:


Exhibit 3(i).04 Restated Certificate of Incorporation of the Company filed June 13, 1996.

Exhibit 3(ii).05    Bylaws of the Company, as amended.

Exhibit 11.01       Statement Regarding Computation of Per Share Earnings.

Exhibit 27          Financial Data Schedule.