Form 10-Q
period 1996-09-30
HNC SOFTWARE INC/DE
filed 1996-11-14
CIK 945093

 THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(d) OF
 REGULATION S-T.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM ___________ TO _________.

                         COMMISSION FILE NUMBER 0-26146

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

                           5930 CORNERSTONE COURT WEST
                               SAN DIEGO, CA 92121
          (Address of principal executive offices, including zip code)
                                 (619) 546-8877
              (Registrant's telephone number, including area code)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS: YES   X    NO
                                        ---      ---

AS OF OCTOBER 31, 1996 THERE WERE 17,629,716 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING.

                                  INDEX LISTING

--------------------------------------------------------------------------------

                                                                           Page
                                                                          Number
PART I     FINANCIAL INFORMATION                                          ------
Item 1:    FINANCIAL STATEMENTS
           Consolidated Balance Sheet at September 30, 1996 (unaudited)     3
               and December 31, 1995

           Consolidated Statement Of Income (unaudited) for the             4
               three month and nine month periods ended
               September 30, 1996 and 1995

           Consolidated Statement Of Cash Flows (unaudited) for             5
               the nine month periods ended September 30, 1996
               1995

           Notes To Consolidated Financial Statements (unaudited)           6

Item 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                              9

PART II    OTHER INFORMATION

Item 6:    EXHIBITS AND REPORTS ON FORM 8-K                                 17

PART III   EXHIBITS

           Agreement and Plan of Reorganization dated as of July 19, 1996 by and among the Company, HNC Merger Corp. and Risk Data
           Corporation, as amended.

           Agreement of Merger dated as of August 30, 1996 by and between HNC Merger Corp. and Risk Data Corporation.

           Registration Rights Agreement dated as of August 30, 1996 by and among the Company and the former shareholders of Risk Data Corporation.

           Amended Loan and Security Agreement dated as of July 10, 1996, between the Company and Silicon Valley Bank.

           STATEMENT REGARDING COMPUTATION OF PER SHARE
           EARNINGS

           FINANCIAL DATA SCHEDULE

PART  I  -  FINANCIAL INFORMATION

--------------------------------------------------------------------------------

Item 1:       FINANCIAL STATEMENTS
                                HNC SOFTWARE INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)

                                                      ASSETS

                                                                      September 30,      December 31,
                                                                          1996              1995
                                                                      -------------      ------------
                                                                       (Unaudited)
Current assets:
    Cash and cash equivalents                                          $    3,243         $   20,195
    Short-term investments                                                  8,564             14,590
    Billed trade accounts receivable, net                                   6,655              3,859
    Unbilled accounts receivable, net                                       6,006              2,950
    Current portion of deferred income taxes                                2,154              1,702
    Other current assets                                                    2,130              1,561
                                                                       ----------         ----------
        Total current assets                                               28,752             44,857
Property and equipment, net                                                 5,349              3,942
Deferred income taxes, less current portion                                 3,515                346
Other assets                                                                1,147                843
Long-term investments                                                      25,031              8,336
                                                                       ----------         ----------
                                                                       $   63,794         $   58,324
                                                                       ==========         ==========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $    1,202         $      796
   Current portion of long term debt                                            -              2,195
   Accrued liabilities                                                      2,456              2,730
   Deferred revenue                                                         2,755              2,101
   Other current liabilities                                                  479                548
                                                                       ----------         ----------
       Total current liabilities                                            6,892              8,370
Subordinated notes payable to stockholders                                      -              1,000
Other non-current liabilities                                                 586                659
                                                                       ----------         ----------
Common stock, $0.001 par value - 50,000 and 40,000 shares authorized:
       17,547 and 16,514 shares issued and outstanding, respectively           18                 17
Paid-in capital                                                            62,485             55,336
Unrealized (loss) gain on investments                                         (12)                92
Accumulated deficit                                                        (6,175)            (7,150)
                                                                       ----------         ----------
       Total stockholders' equity                                          56,316             48,295
                                                                       ----------         ----------
                                                                       $   63,794         $   58,324
                                                                       ==========         ==========

          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    Three Months Ended                           Nine Months Ended
                                          --------------------------------------      --------------------------------------
                                          September 30, 1996  September 30, 1995      September 30, 1996  September 30, 1995
                                          ------------------  ------------------      ------------------  ------------------
Revenues:
   Software license and installation        $   9,561             $   5,926               $  22,609          $   15,152
   Contracts and other                          2,784                 2,347                   8,814               6,547
                                            ---------             ---------               ---------          ----------
      Total revenues                           12,345                 8,273                  31,423              21,699
                                            ---------             ---------               ---------          ----------
Operating expenses:
   Software license and installation            2,412                 1,379                   6,711               3,893
   Contracts and other                          1,860                 1,797                   5,869               4,877
   Research and development                     2,573                 1,683                   6,892               4,485
   Sales and marketing                          2,365                 1,633                   6,488               4,421
   General and administrative                   1,611                   998                   4,000               2,560
                                            ---------             ---------               ---------          ----------
      Total operating expenses                 10,821                 7,490                  29,960              20,236
                                            ---------             ---------               ---------          ----------
Operating income                                1,524                   783                   1,463               1,463

Other income, net                                 371                   209                   1,203                 143
                                            ---------             ---------               ---------          ----------
      Income before income tax
            provision (benefit)                 1,895                   992                   2,666               1,606
Income tax provision (benefit)                    516                (1,545)                  1,691              (1,145)
                                            ---------             ---------               ---------          ----------
           Net income                       $   1,379             $   2,537               $     975          $    2,751
                                            =========             =========               =========          ==========
Net income per share
                                            $    0.07             $    0.15               $    0.05
                                            =========             =========               =========
Pro forma net income per share                                                                               $     0.18
                                                                                                             ==========
Shares used in computing
   net income per share                        18,932                17,239                  18,904
                                            =========             =========               =========
Shares used in computing pro forma
   net income per share                                                                                          15,590
                                                                                                             ==========

          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             Nine Months Ended
                                                                              -----------------------------------------------
                                                                              September 30, 1996           September 30, 1995
                                                                              --------------------      ---------------------
Cash flows from operating activities:
      Net Income                                                                  $    975                     $  2,751
      Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                             1,679                          856
           Changes in assets and liabilities:
             Billed accounts receivable, net                                        (2,796)                        (997)
             Unbilled accounts receivable                                           (3,056)                         (64)
             Other assets                                                           (1,002)                        (560)
             Deferred tax assets                                                     1,656                       (1,246)
             Accounts payable                                                          406                           69
             Accrued liabilities                                                      (274)                         916
             Deferred revenue                                                          654                        1,149
             Other liabilities                                                         (86)                          28
                                                                                  --------                     --------
                 Net cash (used in) provided by operating
                    activities                                                      (1,844)                       2,902
                                                                                  --------                     --------
Cash flows from investing activities:
      Purchases  of  investments                                                   (21,437)                     (13,352)
      Maturities of  investments                                                     6,904                        1,182
      Proceeds from sale of investments                                              3,707                           --
      Acquisitions of property and equipment                                        (2,592)                      (1,319)
                                                                                  --------                     --------
                 Net cash used in investing activities                             (13,418)                     (13,489)
                                                                                  --------                     --------
Cash flows from financing activities:
      Net proceeds from issuance of common stock                                     1,924                       15,123
      Charges against issuance of common stock                                          --                         (476)
      Proceeds from notes payable to stockholders                                       --                          750
      Proceeds under revolving line of credit agreement                                309                          840
      Proceeds from bank notes payable                                               1,999                           --
      Repayment of notes payable to stockholders                                    (1,000)                          --
      Repayment under revolving line of credit agreement                            (2,504)                        (255)
      Repayments of bank notes payable                                              (1,999)                        (687)
      Repayment of capital lease obligations                                          (419)                        (353)
                                                                                  --------                     --------
              Net cash (used in) provided by financing activities                   (1,690)                      14,942
                                                                                  --------                     --------
Net (decrease) increase in cash and cash equivalents                               (16,952)                       4,355
Cash and cash equivalents at beginning of period                                    20,195                        5,532
                                                                                  --------                     --------
Cash and cash equivalents at end of period                                        $  3,243                     $  9,887
                                                                                  ========                     ========
Supplemental cash flow disclosure:
          Unrealized tax benefit from stock option plans                          $ 5,277                      $     --
                                                                                  ========                     ========
          Capital lease purchases                                                 $    363                     $    356
                                                                                  ========                     ========
          Interest paid                                                           $    409                     $    393
                                                                                  ========                     ========
          Income taxes paid                                                       $     50                     $    112
                                                                                  ========                     ========
          Accretion of dividends on mandatorily redeemable convertible
                 preferred stock                                                  $     --                     $    348
                                                                                  ========                     ========

          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
--------------------------------------------------------------------------------

Note I            GENERAL

                  In management's opinion, the accompanying unaudited consolidated financial statements for HNC Software Inc. (the "Company") for the three months and nine months ended September 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except the December 31, 1995 balance sheet. This report and the accompanying unaudited and audited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its 1995 Annual Report for fiscal year ended December 31, 1995 and the Form 8-K filed on October 14, 1996. Footnotes which would substantially duplicate the disclosures in the Company's audited financial statements for Fiscal Year 1995 contained in the 1995 Annual Report for fiscal year ended December 31, 1995 and the Form 8-K filed on October 14, have been omitted. The interim financial information herein is not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 1996.

Note 2            BASIS OF PRESENTATION

                  The consolidated financial statements and related notes give retroactive effect to the August 30, 1996 merger pursuant to which the Company acquired Risk Data Corporation ("RDC"), for all periods presented. The Company's acquisition of RDC was accounted for as a pooling of interests. Accordingly, the consolidated balance sheet as of September 30, 1996 and December 31, 1995 include the accounts of RDC as of September 30, 1996 and December 31, 1995, respectively, and the consolidated statement of income for the three and nine month periods ended September 30, 1996 and 1995 and the statement of cash flows for each of the nine month periods ended September 30, 1996 and 1995 include the results of RDC for the periods then ended.

                  No adjustments to conform accounting methods were required. Certain amounts have been reclassified with regard to presentation of the financial information of the two companies.

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

Note 4            ACQUISITION

                  On August 30, 1996, the Company completed its acquisition of Risk Data Corporation ("RDC") pursuant to a merger that resulted in RDC becoming a wholly-owned subsidiary of the Company (the "Merger"). The Merger has been accounted for as a pooling of interests. Pursuant to the Merger, the outstanding shares of RDC's Common and Preferred Stock were converted into a total of approximately 1,891,456 shares of the Company's Common Stock, and RDC's outstanding stock options were converted into options to purchase an aggregate of 248,504 shares of the Company's Common Stock. Pursuant to the terms of the Plan, the Company, RDC, the shareholders of RDC and an escrow agent entered into an escrow agreement, pursuant to which 8.75% of the shares of HNC Common Stock that were issued in the Merger to the RDC shareholders were placed in an escrow account to secure and collateralize certain indemnification obligations of RDC to HNC. In addition, the Company and RDC's former shareholders have entered into a Registration Rights Agreement, pursuant to which HNC granted certain registration rights on Form S-3 in connection with the resale of shares of the Company's Common Stock issued in the Merger.

Note 5            PENDING ACQUISITION

                  On October 25, 1996, the Company announced that it had signed a definitive agreement to acquire Retek Distribution Corporation ("Retek") including its Minneapolis-based subsidiary, Retek Information Systems, Inc. Retek develops and sells merchandise management software to the retail industry worldwide. This transaction has not yet been consummated and remains subject to the satisfaction of certain conditions, including qualification of the transaction for `pooling of interests' accounting treatment. Under the currently proposed terms of this pending transaction, the consideration payable by the Company to acquire all Retek's stock and stock options would consist of an aggregate total of approximately 1,523,058 shares of the Company's Common Stock to be either issued outright for the exchange of Retek stock and/or upon the exercise of stock options to be issued in exchange for outstanding Retek stock options.

Note 6            NET INCOME PER SHARE

                  Net income per share is computed based on the weighted average number of common shares and common stock equivalents, using the treasury stock method, outstanding during the respective periods.

                  Pro forma net income per share is computed based on the weighted average number of common shares and common stock equivalents, using the treasury stock method, outstanding during the respective periods after giving retroactive effect to the conversion of all outstanding shares of the Company's preferred stock into 4,478,332 shares of common stock which occurred upon the closing of the Company's initial public offering on June 26, 1995. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all stock options granted since May 5, 1994 and through June 20, 1995 have been included as outstanding for all periods prior to June 20, 1995 using the treasury stock method.

Note 7            STOCK-BASED COMPENSATION

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

Note 8            LINE OF CREDIT

                  In July 1996, the Company renewed it's Loan and Security Agreement to provide for a $5 million revolving line of credit through July 10, 1997. The line bears interest at the bank's prime rate or the LIBOR rate equivalent. The agreement requires that the Company maintain certain financial ratios and levels of working capital, tangible net worth and profitability and also restricts the Company's ability to pay cash dividends without the bank's consent.

                                HNC SOFTWARE INC.
--------------------------------------------------------------------------------

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         FORWARD LOOKING STATEMENTS:  NO ASSURANCES INTENDED

         This Item 2 contains certain forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the Company's ability to successfully develop new products for new markets; the Company's loss of a large customer or key personnel; the Company's ability to manage growth and to successfully integrate acquired businesses; the Company's inability to secure new government contracts for technology development; the impact of competition on the Company's revenues, market share or ability to maintain its premium usage-based pricing terms and to generate recurring revenue; the availability to the Company, at reasonable cost, of data required to operate or update its intelligent decision software products; changes in law or regulatory requirements that adversely affect or preclude customers from using the Company's products for certain applications; delays in the Company's introduction of new products; and failure by the Company to keep pace with emerging technologies. Accordingly, no assurances can be given that events or results mentioned in any such forward-looking statements will in fact occur.

         When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

                  THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                  REVENUES. Revenues for the three months ended September 30, 1996 were $12.3 million, an increase of 49% over revenues of $8.3 million for the same period in the prior year. This increase was primarily due to greater software license and installation revenues which were $9.6 million for the quarter ended September 30, 1996, an increase of 61% from $5.9 million for the comparable quarter in 1995. This increase in software license and installation revenues resulted primarily from an increase in revenues from the Company's MIRA worker's compensation reserves loss product (which was acquired in the acquisition of RDC), the Falcon credit card fraud detection product and to a lesser extent from the SkuPLAN, the demand forecasting product for the retail market, the Colleague automated mortgage underwriting product and the AREAS property valuation product. The Company's software license and installation revenues are derived from monthly license fees, annual license fees, perpetual license fees, annual maintenance fees and installation fees. The Company typically licenses its products for a monthly or annual usage fee under long-term contracts that include software licenses, decision model updates, application consulting, on-line or on-site support and maintenance.

                  Contracts and other revenues for the three months ended September 30, 1996 were $2.8 million, an increase of 19% as compared to $2.3 million for the same period in the prior year. The increase in contracts and other revenues was due primarily to increased commercial contract revenues for new product pilots including Eagle (a merchant risk management system), ProfitMax (a credit card profitability management system), Capstone (a credit card application processing system) and Falcon Sentry (an application fraud detection product). Contracts and other revenues are derived primarily from development and consulting contracts with commercial customers and research contracts with the United States Government. Revenues from contract services are generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. All revenues for new product pilots (i.e., the first production installation of a product) are reported as contract revenues.

                  In 1996 the Company has a significant number of new product development projects and new product pilot installations in process which it expects to begin shipping in production versions primarily in 1997. However, there can be no assurance that any of these product development projects or pilot installations will be successful or be completed within anticipated time schedules or that the customers who serve as pilot installation sites for these new products will be satisfied with these products or agree to license them. If the Company's new product development efforts are unsuccessful, are not completed on a timely basis, or are not well received by pilot customers, the Company may be compelled to delay or entirely discontinue the release of production versions of these products, which would have a material adverse effect on the Company's results of operations.

         The Company's success depends upon its ability to enter new markets by developing new products on a timely and cost-effective basis. The Company's products often require customer data for decision model development and system installation. As a result, completion of new products may be delayed while the Company extracts sufficient amounts of statistically relevant data and develops the models. During this development process, the Company relies on its potential customers in the new market to provide data and to help train Company personnel in the use, relevance and meaning of the data in the specific industry. These relationships also assist the Company in establishing presence and credibility in the new market. There can be no assurance that these potential customers and other companies, most of which have significantly greater financial and marketing resources than the Company, will not compete with the Company in the future or will not otherwise discontinue their relationships with or support of the Company, either during development of the Company's products or thereafter.

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

         SOFTWARE LICENSE AND INSTALLATION EXPENSES. Software license and installation expense primarily consists of the Company's expenses for personnel engaged in installation and support and related costs. Software license and installation expenses for the third quarter of 1996 were $2.4 million and constituted 25% of software and installation revenues for the quarter, whereas such expenses were $1.4 million and represented 23% of software and installation revenues in the third quarter of 1995. The primary reason for the increase in these expenses was increased staffing and associated costs in client services to support the increased volume of business.

         CONTRACTS AND OTHER EXPENSES. Contracts and other expenses consist primarily of personnel-related expenses associated with the Company's performance of such contracts. Contracts and other expenses in the third quarter of 1996 were $1.9 million or 67% of contracts and other revenues as compared to $1.8 million or 77% of such revenues in the third quarter of 1995. The reduction in these expenses as a percent of revenues is due to higher pricing on pilot contracts.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the third quarter of 1996 were $2.6 million and 21% of total revenues compared to $1.7 million and 22% of total revenues in the third quarter of the prior year. The increase in these expenses was due primarily to increases in staffing and related costs to support increased new product development activities, including the expenses for the Company's new text analysis products, which the Company began commercial development of in January 1996.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses were $2.4 million or 19% of total revenues in the third quarter of 1996 compared to $1.6 million and 20% of total revenues in the third quarter of 1995. The increase in sales and marketing expenses was due primarily to increased staffing and product promotion activities to support higher sales volumes and new product introductions, including the Company's new text analysis products.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1.6 million and 13% of total revenues in the third quarter of 1996, compared to $998,000 and 12% of total revenues in the prior year. General and administrative expenses in the third quarter of 1996 included $544,000 of costs associated with the acquisition of Risk Data Corporation. Additionally, the increase in these costs was due to increased staffing and related expenses to support higher levels of sales and development activity of the Company.

         OPERATING INCOME. The above factors resulted in operating income of $1.5 million and 12% of total revenues for the third quarter of 1996, compared to operating income of $783,000 and 9% of total revenues in the same quarter of the prior year. During the third quarter of 1996, RDC moved to a profitability position due primarily to increased revenue performance.

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

         OTHER INCOME, NET. Other income for the third quarter of 1996 was $371,000 compared to $209,000 in the third quarter of the prior year. The increase was due to increased interest income in 1996 from higher cash and investment balances, which consisted primarily of the proceeds from the Company's initial public offering in June, 1995 and secondary public offering in December, 1995.

         INCOME BEFORE INCOME TAX PROVISION. The resulting income before income tax provision for the third quarter of 1996 was $1.9 million or 15% of total revenues, compared to income before tax provision of $992,000 or 12% of total revenues for the comparable quarter of 1995.

         INCOME TAX PROVISION (BENEFIT). The income tax provision of $516,000 in the third quarter of 1996 is based on the income of the Company excluding RDC as they had unutilized net operating loss carryforwards at September 30, 1996 and as a result recorded no tax provision. The income tax benefit of $1.5 million in the third quarter of 1995 was attributable to the recognition of a $1.7 million deferred tax asset based on anticipated future utilization of the Company's net operating loss carryforwards and research and development credit carryforwards.

         NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         REVENUES. Revenues for the nine months ended September 30, 1996 were $31.4 million, an increase of 45% over revenues of $21.7 million for the same period in the prior year. This increase was primarily due to greater software license and installation revenues which were $22.6 million for the nine months ended September 30, 1996, an increase of 49% from $15.2 million for the comparable period in 1995. This increase in software license and installation revenues resulted primarily from an increase in revenues from the Company's MIRA workers' compensation loss reserves product (which was acquired in the acquisition of RDC), and the Falcon credit card fraud detection product, and to a lesser extent from SkuPLAN, the demand forecasting product for the retail market, the Colleague automated mortgage underwriting product and the AREAS property valuation product.

         Contracts and other revenues for the nine months ended September 30, 1996 were $8.8 million, compared to $6.5 million for the same period in the prior year, a 35% increase. The increase in contracts and other revenues was due primarily to increased commercial contract revenues for new product pilots for Eagle (a merchant risk management system), ProfitMax (a credit card profitability management system) and Capstone (a credit card application processing system) and Falcon Sentry (an application fraud detection product).

         SOFTWARE LICENSE AND INSTALLATION EXPENSES. Software license and installation expense primarily consists of the Company's expenses for personnel engaged in installation and support and related costs. Software license and installation expenses for the first nine months of 1996 were $6.7 million and constituted 30% of software and installation revenues for the period, whereas such expenses were $3.9 million and represented 26% of software and installation revenues in the first nine months of 1995. The primary reason for the increase in these expenses was increased staffing and associated costs in client services to support the increased volume of business. Contributing to the increase in the current period was the increased volume of new products, which generally have lower margins as compared to the Falcon product.

         In 1996 the Company has a significant number of new product development projects in process which it expects to begin installing in a production phase primarily in 1997. However, there can be no assurance that any of these product development projects or pilot installations will be successful, or be completed within anticipated time schedules, or that the customers who serve as pilot installation sites for these new products will be satisfied with these products or agree to license them. If the Company's new product development efforts are unsuccessful, are not completed on a timely basis, or are not well received by pilot customers, the Company may be compelled to delay or entirely discontinue the release of production versions of these products, which would have a material adverse effect on the Company's results of operations.

         CONTRACTS AND OTHER EXPENSES. Contracts and other expenses consist primarily of personnel-related expenses. Contracts and other expenses during the first nine months of 1996 were $5.9 million or 67% of contracts and other revenues as compared to $4.9 million or 74% of such revenues in the first nine months of 1995. The reduction in expenses as a percent of revenues is due to higher pricing on pilot contracts.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the first nine months of 1996 were $6.9 million and 22% of total revenues compared to $4.4 million and 21% of total revenues in the first nine months of 1995. The increase in expenses was due primarily to increases in staffing and related costs to support increased new product development activities, including the Company's new text analysis products.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses were $6.5 million or 21% of total revenues in the first nine months of 1996 compared to $4.4 million and 20% of total revenues in the first nine months of 1995. The increase in sales and marketing expenses was due primarily to increased staffing and product promotion activities to support higher sales volumes and new product introductions, including the Company's new text analysis products.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $4.0 million and 13% of total revenues in the first nine months of 1996, compared to $2.6 million and 12% of total revenues in the prior year. The primary reason for the increase in these costs was increased staffing and related expenses to support higher levels of activity of the Company and includes costs of $99,000 associated with the terminated acquisition of CRMA and costs of $544,000 incurred with the acquisition of Risk Data Corporation.

         OPERATING INCOME. The above factors resulted in operating income of $1.5 million that was 5% of total revenues for the first nine months of 1996, compared to an operating income of $1.5 million representing 7% of total revenues in the same period of the prior year.

         OTHER INCOME, NET. Other income for the first nine months of 1996 was $1.2 million compared to $143,000 in the first nine months of the prior year. The increase was due to increased interest income in 1996 from higher cash and investment balances which consisted primarily of the proceeds from the Company's initial public offering in June, 1995 and secondary public offering in December, 1995.

         INCOME BEFORE INCOME TAX PROVISION. The resulting income before income tax provision for the first nine months of 1996 was $2.7 million or 8% of total revenues, compared to income before tax provision of $1.6 million or 7% of total revenues for the comparable quarter of 1995.

         INCOME TAX PROVISION (BENEFIT). The income tax provision of $1.7 million for the nine months ended September 30, 1996 is based on the income of the Company excluding RDC as they had unutilized net operating loss carryforwards at September 30, 1996 and as a result recorded no tax provision. The income tax benefit of $1.1 million for the nine months ended September 30, 1995 was attributable to the recognition of a $1.7 million deferred tax asset on September 30, 1995 for the Company's remaining net operating loss carryforwards and research and development credit carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

         FINANCING ACTIVITIES

         During the nine months ended September 30, 1996 the Company used $1.7 million in cash from financing activities primarily as a result of the repayment of all the outstanding debt of Risk Data Corporation. At September 30, 1996 the Company had $36.8 million in cash, cash equivalents and investments as compared to $41.9 million at June 30, 1996. The decrease is primarily attributable to the repayment of RDC's debt of approximately $4.9 million.

         During July 1996, the Company renewed it's revolving line of credit to provide for maximum borrowings of up to $5 million. See Note 8 to the Notes to Consolidated Financial Statements included in this report. Management believes that the Company's cash and investments and cash generated from operations will be adequate for the Company's cash requirements for the next twelve months.

         OPERATING ACTIVITIES

         Cash used by operating activities for the nine months ended September 30, 1996 was $1.8 million as compared to cash provided by operations of $2.9 million for the first nine months of the prior year. The increase in cash used by operating activities was due primarily to increased billed accounts receivable balances due to increased revenues and an increase in the average days outstanding of these higher receivable balances. The days outstanding have increased largely because of the increase in new product pilot contracts for which customers generally pay more slowly. The increase in unbilled receivables is attributable to a significant increase in the number of license renewals and new licenses relating to the MIRA product. The minimum license fee is recognized as revenue on the date of renewal or installation and billed at contractually specified dates over the minimum noncancelable term, not to exceed one year.

         INVESTING ACTIVITIES

         Cash used in investing activities was $13.4 million for nine months ended September 30, 1996. This was due to net purchases of short and long term investments of $10.8 million and acquisitions of property and equipment, primarily computer equipment of approximately $2.1 million.

PART  II  -  OTHER INFORMATION

--------------------------------------------------------------------------------
Item 6:           EXHIBITS AND REPORTS ON FORM 8-K

         (a)       The following documents are filed as exhibits with this
                   Report:

Exhibit 2.01 Agreement and Plan of Reorganization dated as of July 19, 1996 by and among the Company, HNC Merger Corp. and Risk Data Corporation, as amended.(1)

Exhibit 2.02 Agreement of Merger dated as of August 30, 1996 by and between HNC Merger Corp. and Risk Data Corporation.(1)

Exhibit 4.01 Registration Rights Agreement dated as of August 30, 1996 by and among the Company and the former shareholders of Risk Data Corporation.(1)

Exhibit 10.01 Amended Loan and Security Agreement dated as of July 10, 1996, between the Company and Silicon Valley Bank.

Exhibit 11.01      Statement Regarding Computation of Pro Forma Per Share
                   Earnings

Exhibit 27.01      Financial Data Schedule


         (b)       Reports on Form 8-K

                   Report on Form 8-K filed on September 12, 1996 with respect to an event dated August 30, 1996 (the acquisition of Risk Data Corporation).

                   Report on Form 8-K/A-1 filed on October 14, 1996 with respect to an event dated August 30, 1996 (financial requirements for the acquisition of Risk Data Corporation).



(1) Incorporated by reference from the Company's Report on Form 8-K filed on September 12, 1996 with respect to an event dated August 30, 1996 (the acquisition of Risk Data Corporation).

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HNC SOFTWARE INC.



Date:  November 13, 1996        By:  /s/ Raymond V. Thomas
                                     ---------------------
                                     Raymond V. Thomas
                                     Vice President Finance & Administration and
                                     Chief Financial Officer

                                     (for Registrant as duly authorized officer and as Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS



         The following exhibits are filed with this Report:

Exhibit 2.01 Agreement and Plan of Reorganization dated as of July 19, 1996 by and among the Company, HNC Merger Corp. and Risk Data Corporation, as amended.(1)

Exhibit 2.02 Agreement of Merger dated as of August 30, 1996 by and between HNC Merger Corp. and Risk Data Corporation.(1)

Exhibit 4.01 Registration Rights Agreement dated as of August 30, 1996 by and among the Company and the former shareholders of Risk Data Corporation.(1)

Exhibit 10.01 Amended Loan and Security Agreement dated as of July 10, 1996, between the Company and Silicon Valley Bank.

Exhibit 11.01      Statement Regarding Computation of Per Share Earnings

Exhibit 27.01      Financial Data Schedule

---------------
(1) Incorporated by reference from the Company's Report on Form 8-K filed on September 12, 1996 with respect to an event dated August 30, 1996 (the acquisition of Risk Data Corporation).