Form 10-K405
period 1996-12-31
HNC SOFTWARE INC/DE
filed 1997-03-31
CIK 945093

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
 (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____.

                         COMMISSION FILE NUMBER 0-26146

                                HNC SOFTWARE INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                                NO. 33-0248788
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                5930 Cornerstone Court West, San Diego, CA 92121
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (619) 546-8877

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value
                                (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes  X     No    .
            ---       ---
       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price as reported on the Nasdaq Stock Market at February 28, 1997, was approximately $440 million. The number of shares of the registrant's Common Stock outstanding at February 28, 1997 was 19,230,575 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Parts of the following documents are incorporated by reference in Parts II, III and IV of this Annual Report on Form 10-K: (1) Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 - Parts II and IV, and (2) Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 1997 - Part
III. With the exception of those portions which are specifically incorporated by reference in this Annual Report on Form 10-K, such Annual Report to Stockholders and Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

                                TABLE OF CONTENTS


ITEM NO.                                                                PAGE NO.
--------                                                                --------

PART I

Item 1. Business                                                               3
Item 2. Properties                                                            18
Item 3. Legal Proceedings                                                     19
Item 4. Submission of Matters to Vote of Security Holders                     19


PART II

Item 5. Market for Company's Common Equity and Related
        Stockholder Matters                                                   20
Item 6. Selected Financial Data                                               20
Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   20
Item 8. Financial Statements and Supplementary Data                           20
Item 9. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure                                20


PART III

Item 10. Directors and Executive Officers of the Company                      21
Item 11. Executive Compensation                                               21
Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                       21
Item 13. Certain Relationships and Related Transactions                       21


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                          22



    Trademarks or trade names referred to in this Report are the property of their respective owners.

The latest news and information about the Company can be found on the HNC Software World Wide Web site: http://www.hncs.com and can also be accessed by calling our Stockholder Information Line at 1-800-396-8052.

                                     PART I

ITEM 1. BUSINESS

GENERAL

       HNC Software Inc. and its subsidiaries (together, "HNC" or "the Company") develop, market and support intelligent client-server software solutions for mission-critical decision applications in real-time environments. HNC employs proprietary neural-network predictive models in many of its products to convert existing data and business experiences into meaningful recommendations and actions. The Company has leveraged its client-server software architecture to address a wide range of markets.

       On August 30, 1996 the Company consummated its acquisition of Risk Data Corporation ("Risk Data"), a company based in Irvine, California that is engaged in the business of developing and marketing proprietary software decision products for the workers' compensation insurance industry. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 1,891,456 of its common shares for all the outstanding shares of Risk Data and Risk Data became a wholly owned subsidiary of the Company. See Note 2 of Notes to Consolidated Financial Statements that are incorporated by reference from HNC's Annual Report to Stockholders for its fiscal year ended December 31, 1996 (the "Consolidated Financial Statements"). In addition, on November 29, 1996, the Company consummated its acquisition of Retek Distribution Corporation ("Retek"), a company that develops and markets merchandise management products for retailers and their vendors. Under the terms of the Retek agreement, which was accounted for as a pooling of interests, the Company exchanged 1,367,196 shares of its Common Stock for all of Retek's outstanding shares and Retek became a wholly owned subsidiary of the Company. See Note 2 of Notes to Consolidated Financial Statements. The Company anticipates that in the future it will from time to time continue to consider acquisitions of other businesses in order to expand the markets served by the Company and to acquire complementary technologies, products and personnel.

       During 1996, the Company also established Aptex Software, Inc. ("Aptex"), a partially owned subsidiary, in order to exploit certain text analysis technology that is being used to develop products for the Internet environment and other markets, such as the education market. Aptex develops commercial applications of the Company's Content Vector modeling techniques that were originally developed by the Company under U.S. Government contracts. During 1996, Aptex introduced three new products; Convectis, an intelligent document categorization and routing server; VITAL ResourceMiner, an interactive textbook correlation system for publishers and school districts; and SelectCast, an Internet advertising placement server.


FORWARD-LOOKING STATEMENTS

       The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by, or described in, such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the Company's ability to successfully develop new products for its current markets or new markets; the Company's loss of a large customer; the Company's inability to secure new government contracts for technology development; the impact of competition on the Company's revenues, market share or ability to maintain its premium usage-based pricing terms and to generate recurring revenue; the availability to the Company, at reasonable cost, of data required to operate or update its intelligent decision software products; changes in law or regulatory requirements that adversely affect or preclude customers from using the Company's products for certain applications; delays in the Company's introduction of new products; and failure by the Company to keep pace with emerging technologies.

       When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports on Forms 10-K, 10-Q, and 8-K filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.


BACKGROUND

       Businesses continually seek new ways of making better decisions by collecting and analyzing data. Consequently, business have made, and continue to make, significant investments in computer systems to gather and store ever increasing amounts of data. In most cases, these computerized systems automate manual, paper-based tasks and activities, resulting in the conversion of significant amounts of corporate data from paper to electronic form. However, these systems generally do not synthesize this data in ways that help businesses analyze the data in order to make better real-time decisions.

       Historically, the development of intelligent decision software solutions was inhibited by the lack of computing standards and effective computational intelligence techniques. The emergence of client-server standards, including relational database management systems, the Windows(R) operating system and network communications protocols, has fostered the transmission and dissemination of data within and among businesses. In addition, in recent years new technologies have emerged that enable intelligent decision software solutions to extract meaningful insights from historical databases and transaction data. Neural networks and other computational intelligence techniques enable data to be transformed into decision algorithms. Using these techniques, intelligent decision software recognizes patterns and relationships in electronic data. The predictive power of this software can be improved with experience as transaction-fed databases increase in size.

       The convergence of competitive pressures and enabling technology has driven businesses to demand intelligent software solutions for making better business decisions. These solutions must leverage data resources and integrate computational intelligence technology in real-time, client-server environments.


THE HNC SOLUTION

       HNC's products and support services provide solutions for mission-critical decision applications in real-time environments. For example, HNC's current line of software products includes products that detect credit/debit card fraud (Falcon), manage credit card profitability (ProfitMax), process credit card applications (Capstone), automate lending decisions (Colleague), automate home valuations (AREAS), manage retail inventories (SkuPLAN), provide management solutions to retailers (the Retek Merchandising System), and estimate loss reserves for workers' compensation insurance claims
(MIRA). The Company also performs contract research and development using neural networks and other computational intelligence methods. HNC believes that its technology and software architecture are well suited for intelligent decision applications that convert existing data and business experiences into meaningful recommendations and actions.

HNC'S STRATEGY

       HNC's objective is to be the leading supplier of intelligent decision software solutions for the worldwide electronic payments, financial services, insurance services and retail markets, while seeking to broaden its product line into new applications and markets. The Company's strategy for achieving these objectives contains the following key elements:

       Earn recurring revenues through long-term contracts. The Company markets most of its intelligent decision software solutions as an ongoing service that includes software licenses, decision model updates, application consulting and on-line or on-site support and maintenance. Since many of the Company's applications are enhanced by periodic model updates, customers realize high value in the Company's ongoing services. In addition, the mission-critical nature of many of HNC's software solutions creates customer demand for long-term support commitments. Accordingly, the Company's customers typically pay for this package of software and services with a monthly usage fee and a three to seven year contract commitment.

       Broaden product line into new applications and markets. The Company believes that its core product architecture can be utilized across a wide range of applications and markets. For example, during fiscal 1996, HNC introduced four new major product applications for the financial and electronic payments markets: ProfitMax, a profitability management system for payment card industry; ProfitMax Bankruptcy, a bankruptcy prediction system; Falcon Sentry, a credit card application fraud detection system; and Capstone, an application decision processing system. In the retail market, the Company expanded its existing product offerings through its acquisition of Retek Distribution Corporation on November 29, 1996. Since its acquisition of Retek, the Company has released two new retail products: Retek Data Warehouse and the Active Retail Intelligence system, which allows a retailer to conduct detailed operational analysis.

       The Company has also expanded its product offerings to new markets beyond the electronic payments, financial services and retail markets. The Company continues to believe that its technology and software architecture are well suited for other intelligent client-server decision applications addressing a variety of other markets, including medical payments, context-based text analysis, Internet commerce and database marketing. HNC's strategy is to broaden its product offerings to address these markets while also seeking other new markets. Through its August 1996 acquisition of Risk Data Corporation, the Company expanded its product line to the insurance market, and following this acquisition, HNC introduced two new insurance products: CompCompare, a benchmarking product for comparative analysis between the customer's claims and an industry data set, ProviderCompare, that profiles healthcare provider performance.

       Leverage database assets. The Company maintains several industry databases that it believes are unique in their size, completeness and proprietary nature. These databases allow the Company to provide industry-specific modeling solutions. HNC also offers proprietary profiling technology that allows, for example, the HNC customer to capture the behavior of its customers for real-time decisions with each transaction. The technology also provides the basis for benchmarking products that allow the customer to compare samples of its data against similar samples from industry databases. The Company intends to leverage these database assets to enhance and expand its product and service offerings.

       Expand worldwide distribution. The Company is expanding its worldwide direct sales, distribution and service. The Company intends to continue developing existing markets while augmenting its international growth, particularly in the Pacific Rim and Europe. HNC uses a combination of sales agents and direct sales offices in Europe, Australia, Japan and North America. To accelerate its North American market penetration, the Company has established distribution agreements with suppliers of products and services to its target markets, and also intends to increase its direct sales effort.

       Maintain technology leadership in developed solutions. The Company intends to continue to commit substantial resources to maintain its technology leadership and competitive position in the development of neural-network and computational intelligence techniques and the implementation of these models in real-time, client-server application solutions. Research efforts are supported by revenue-generating contracts with various United States Government agencies and commercial firms.

MARKETS AND PRODUCTS

       HNC's intelligent decision software systems apply to numerous markets and sub-markets. Until recently, the Company's products had primarily addressed certain needs of the electronic payments, financial services and retail markets. As a result of internal development and acquisitions, the Company has expanded its product offerings in these markets and has entered new markets. Through fiscal 1996, HNC's revenue growth resulted primarily from increased license fees for Falcon, the Retek Merchandising System, MIRA and, to a lesser extent, from increased license and installation fees for Colleague, AREAS and SkuPLAN. Because of the sales, development and customization cycle associated with the Company's products, the Company has not received significant revenues to date from more recently released products including Falcon Select, Falcon Expert, ProfitMax, ProfitMax Bankruptcy, Capstone, Sentry, Convectis, VITAL ResourceMiner, SelectCast, CompCompare, ProviderCompare, Retek Data Warehouse and Active Retail Intelligence (ARI). The Company also provides custom modeling and customer support through its DataBase Mining Workstation, an advanced neural-network modeling tool.


    ELECTRONIC PAYMENTS MARKET AND PRODUCTS

       The electronic payments market has grown rapidly because of the trend toward a cashless economy and consumers' increasing ability to perform their own financial/electronic commerce services through means such as home banking and credit/debit card-reading terminals. The increasing volume of electronic financial transactions requires mission-critical decision-making in real time for applications such as credit card charge authorization that carry a substantial risk of consumer and merchant fraud. The Company's electronic payments product line addresses these trends by providing high-speed, real-time responses (directly affecting profits) for each cardholder transaction.

       Falcon, Falcon Debit, Falcon Select, Falcon Sentry, and Falcon Expert. Falcon, a credit card fraud detection system introduced in September 1992, addresses fraud losses, which were estimated by The Nilson Report for March 1994 to be approximately $1.8 billion worldwide in 1994. Falcon has been purchased by 18 of the 20 largest United States bank credit card issuers as identified in The Nilson Report for August 1994 and is used to monitor over 100 million credit card accounts. Falcon employs a neural-network fraud detection model combined with profile models of individual cardholders to identify fraudulent transactions. The Company believes Falcon was the first commercial system to detect fraud in real time (i.e., while the customer transaction is being authorized). Falcon employs a client-server architecture consisting of an interface into the customer's legacy authorization system, a decision engine, a cardholder profile database, a case management database and a fraud workstation. Falcon is invisible to the fraud perpetrator and adapts to changing environments through updated cardholder profiles and periodic HNC fraud model updates. In addition, certain Falcon customers join the Falcon fraud control consortium, a cardholder-transaction data repository maintained by HNC that allows the Company to analyze transactions, report results and build new fraud detection models. License and installation of the Company's Falcon product have accounted for 35.7%, 59.9% and 52.4% of the Company's software license and installation revenues in 1996, 1995 and 1994, respectively.

       In September 1994, HNC announced Falcon Debit, a product designed to bring the benefits of Falcon to the rapidly growing debit card market. Debit cards authorize electronic payment for a transaction to be charged directly to the cardholder's bank account, without any extension of credit. Although fraud losses on debit cards are lower than losses on credit cards, the Company believes that demand exists for debit card fraud control because the bank issuer wants to avoid the customer relations problem of a cardholder's checking account being depleted by fraudulent activity.

       Falcon Select, introduced in September 1995, is a software product that enables Falcon to select automatically from multiple scoring models when evaluating suspected bank card fraud transactions. Users can select between standard models, such as the Credit Model and Debit Model, or custom models designed to meet specialized fraud detection requirements. This flexible design allows Falcon to provide fraud detection for specific portfolio subsets, such as Gold cards, and also for other domains of the financial industry, such as gasoline cards.

       Falcon Sentry, introduced in February 1996, uses neural networks, intelligent consistency checking, and a verification-management rules base to attack the problem of application fraud. It features two specialized fraud-detection models. The Application

Fraud model runs within an issuer's application processing environment to screen out fraudulent applications, using application information and credit bureau data. The New Account Fraud model runs within the bank's Falcon payment card fraud detection system to look for fraudulent transactions. Falcon Sentry includes an application verification workstation capability that enables suspected application fraud cases to be uniformly treated and tracked.

       Falcon Expert, released in February 1996, is a flexible software package that lets fraud managers easily define and deploy rules to automate various fraud prevention procedures. The customer uses a rule editor to develop rules for creating cases based on Falcon transaction fields and the Falcon score. For example, rules can be written to open a case at a lower fraud score threshold if the cardholder has changed address and requests a new card during the past 30 days. Because all Falcon case creation is performed in accordance with the Falcon Expert rules, the custom can apply different score thresholds to different sets of cards.

       Eagle. Eagle, a merchant profitability management system that was introduced in September 1994, has been installed at two customer sites and, as of March 1997, is being installed at two other customer sites. Eagle is designed to predict the probability that the merchant will generate chargebacks to its acquiring bank. In addition, Eagle can also predict merchant attrition (the likelihood that the merchant will sign with a new bank). These two capabilities allow the merchant's bank to make decisions on the trade-offs necessary to price services to the merchant. Eagle's functionality is important to these banks, since the combination of chargeback and attrition losses represents a significant percentage of their profits from merchant credit card transactions. Eagle consists of a decision engine, chargeback risk assessment model, attrition assessment model and profitability management software.

       ProfitMax. In September 1995, the Company announced ProfitMax, a product that provides transaction-based, real-time credit authorization decisions from within an infrastructure for managing the profitability of credit card portfolios. Three neural network-based custom models -- Credit Risk, Revenue and Attrition Risk -- will be used along with historical data to analyze the expected profitability of each account in an issuer's portfolio. The profit evaluation is also customized to the issuer's definition of financial profit. Transaction-based scoring enables on-line, real-time credit authorization decisions. The product has been installed at First Data Resources, as well as two other customer sites, and is currently being installed at three additional customer locations.

       ProfitMax Bankruptcy. An addition to the ProfitMax product family that was announced in September 1996. ProfitMax Bankruptcy provides transaction-based account monitoring for indications of potential bankruptcy. The product gives issuers advance warning of a cardholder's risky behavior and allows them to mitigate potential losses.


    FINANCIAL SERVICES MARKET AND PRODUCTS

       The financial services market consists of banks, savings and loan institutions, mortgage banks, consumer lenders and purchasers of asset-backed securities in the secondary market. A recent special report on technology in banking produced by Ernst & Young LLP for the American Bankers Association estimated that banks spent $4.7 billion in 1995 and would increase spending nearly 15% to $5.4 billion in 1996, on discretionary endeavors such as modernizing processes and improving customer service and decision making. The Company believes that this spending is in response to three competitive pressures: cost reduction; rapid loan approval; and the potential of home banking. The Company believes these trends compel lenders to automate loan origination in order to lower costs, improve customer service and provide remote access to lending services. HNC is among the first suppliers to meet this need by integrating expert judgment, automated home valuation, predictive modeling, rule-based strategies and workflow process automation through its Colleague and AREAS products.

       Colleague. Colleague is an automated mortgage underwriting decision product for first mortgage and home equity lenders that automates the labor-intensive process of credit, employment and appraisal evaluation. The Company estimates that loan underwriting costs in the United States currently exceed $1 billion each year. Colleague applies both neural-network and rule-based decision technologies to screen loan applicants against loan criteria, validate compliance with lending regulations, review the loan package against underwriting guidelines and predict loan performance. Colleague employs a client-server architecture consisting of an on-line or batch interface into the legacy loan origination system, an intelligent decision engine (executing in NT or Windows), a loan file database (in Sybase, Informix, Watcom or Oracle) and an underwriter's workbench (operating under Windows). Four current Colleague users participated in the Aquarius underwriting data consortium, which combined member lender files and underwriter expertise to produce a turnkey automated mortgage decision package. Colleague users can obtain predictive mortgage underwriting models for Colleague either by subscribing to the Aquarius neural-network models and rules-based service or by integrating custom models and building custom rules-bases.

       Colleague 2.0, which the Company released in the first quarter of 1996, incorporates the changes necessary to make Colleague a generic platform for both mortgage and consumer lending decisions. Designed with a modular architecture, Colleague 2.0 can be customized to achieve the level and type of automation appropriate for either mortgage or consumer lending. The Company believes that the product can be used with equal effectiveness by consumer lenders and mortgage lenders through the deployment of different models that reflect the risks historically associated with the various loan types.

       AREAS. The AREAS property valuation product provides lenders with rapid valuations of residential real estate with personal computer "front-end" interfaces. The user enters an address and AREAS recalls the subject property information, evaluates the most likely sales price, provides a range of values, reports recent price trend information and lists recent similar sales in the geographic area. AREAS is currently available in 20 California counties and selected counties in 18 other states. HNC intends to expand the geographic regions covered by AREAS as the Company acquires rights to additional relevant data for such geographic regions. The Company obtains data from commercial databases on available terms and conditions. To expand the coverage of AREAS, the Company would be required to develop or obtain data on home sales in each county for which AREAS is marketed. There can be no assurance that the Company will be able to continue to obtain adequate amounts of statistically relevant data on a timely basis in the required formats or on reasonable terms and conditions.

       Capstone. Capstone is an automated system that tracks bank card applications from initiation through decisioning. It interfaces with various external sources to accomplish such tasks as importing the applications, pulling credit, and exporting a list of cards to be generated. Capstone software components include a Configuration Workstation, a Server and an Analyst Workstation. The Configuration Workstation is used to define application processing decision strategies that will be executed on the Server. The small percentage of applications that cannot be automatically decided on the Server are routed to the Analyst Workstation for manual review. Capstone lets the user define its own rules and derived variables, enabling card issuers to customize the decisioning logic to meet their card portfolio goals.


    RETAIL MARKET AND PRODUCTS

       Rapid changes in consumer buying patterns have caused merchants to place increased emphasis on predicting consumer demand and managing retail inventories. Suppliers to merchants purchase the Company's retail products to address reductions in inventory carrying costs for retail inventories nationwide (estimated by the United States Census Bureau to be approximately $290 billion at the end of 1994 on a seasonally adjusted basis). The change from mass to individual retail marketing has multiplied the number of promotional offers and stock-keeping units ("SKUs") required to address market opportunities. Although retailers have made significant investments in customer information file, point of sale and quick response ordering systems, these applications often do not include the intelligent analysis and forecasting capability required to optimize profits and respond to competition through "in store" replenishment, electronic networking and quick response initiatives. HNC has developed the use of neural-network models to forecast market response and retail demand and manage inventories through its SkuPLAN system and DataBase Mining Workstation product. With its acquisition of Retek and its Merchandise Management System, HNC has expanded its retail inventory forecasting system to address inventory control, merchandise management and financial control management.

       SkuPLAN. SkuPLAN forecasts consumer demand for retail products at the store level (by SKU) or at any summary level. The system automates the labor-intensive process of estimating demand in stores (for example, a large department store can contain nearly one million SKUs). It uses neural-network and statistical technologies to provide forecasting in three dimensions: product hierarchy; location hierarchy; and time. SkuPLAN employs a client-server architecture consisting of an on-line or batch interface into the legacy product-ordering system, a decision engine, a relational database and analysis/forecasting workstations. SkuPLAN directly affects retailer profits by reducing forecasting errors while improving purchasing, promotion and logistics efficiency. When used in conjunction with quick-response ordering techniques, SkuPLAN can substantially reduce inventory carrying costs. SkuPLAN users can subscribe to a model-update service or rebuild their own models with the Company's DataBase Mining Workstation.

       DataBase Mining Workstation. The DataBase Mining Workstation ("DMW") provides data analysis and neural-network modeling functionality. Its capability includes data preparation, data relationship discovery, variable selection, sensitivity analysis, automated neural-network modeling and model evaluation. To date, the DMW has been used primarily by customers in the retail industry to build demand forecasting and marketing models from their own data. The DMW provides retail customers with the ability to rebuild forecasting models employed by SkuPLAN in order to predict demand and manage inventory.

       DataBase Mining Marksman. The DataBase Mining Marksman is a predictive modeling and customer profiling system based on the DMW technology and enhanced specifically for use by database marketers. High-speed modeling is provided by a specially designed PCI bus parallel coprocessor that delivers 640 Mflops of processing power to a standard Pentium PC on the desktop.

       Retek Merchandising System. The Retek Merchandising System is designed to meet the needs of department store, mass merchandisers and specialty retail chains in a multi-store, multi-warehouse environment, and allows for both centralized or distributed processing. The system can be broadly defined in three parts; inventory control, merchandise management and financial control. Inventory control addresses the definition and management of merchandise assortment at item level (SKU level). Merchandise management addresses the process by which a retailer carries out day-to-day buying and selling activities. And, finally, financial control provides a mechanism to report the results of the inventory and merchandise process through stock ledgers.


    INSURANCE SERVICES MARKET

       With its acquisition of Risk Data Corporation, HNC now offers and is developing products in the insurance services market with personal computer "front-end" interfaces. These products are targeted to insurance carriers, state insurance funds, third party administrators and self insureds. Risk Data Corporation began sales of its first product, MIRA, during 1991 and in 1996 introduced two new products, CompCompare and ProviderCompare. A fourth product, PMAdvisor, is currently in a pre-deployment stage.

       MIRA is an automated loss reserving system that uses proprietary statistical modeling techniques to convert historical workers' compensation insurance claims data into predictive models which are used in combination with rules-based technology that factors in state laws and customer policies. MIRA is used by insurance carriers, third-party administrators and state insurance funds in the workers' compensation insurance market to estimate workers' compensation insurance loss reserves. MIRA benefits these entities by providing an accurate and supportable cost prediction in a fully automated environment. MIRA helps prevent the increase of loss reserves, which directly impacts earnings and the financial condition of the carrier.

       CompCompare, released in May 1996, is a workers' compensation benchmarking product that allows the user to generate detailed comparative analyses between their workers' compensation claims data and industry claims data on a case mix adjusted basis. This product utilizes Risk Data's unique industry database of workers' compensation claims compiled over years of its sales of MIRA. This information allows the user to measure/demonstrate the effectiveness of its managed care programs, allow comparative analysis among similar employers and insurance companies, independently calculate performance-based pricing arrangements and supplement internal data for pricing and underwriting.

       ProviderCompare is a provider profiling product that allows users to track the financial outcomes, by provider, to measure claim cost and treatment pattern differences on a case mix adjusted basis. Developed specifically for the workers' compensation industry, it uses a credible methodology based on data collected from the customer's claims system to effectively compare and rank physicians' financial outcomes and treatment patterns. This makes it possible to instantly identify those providers who achieve the best outcomes for a given diagnosis, which can dramatically assist in controlling costs.

       PMAdvisor is a utilization review software program that evaluates chiropractic and physical therapy treatment against established clinical guidelines. It is estimated that insurers now incur the cost of approximately
1.3 million physical medicine visits each day. In response to this, the industry is turning more and more to the utilization of review programs. PMAdvisor is designed to assist insurance companies, utilization review organizations, PPOs, HMOs, TPAs, self-insured employers and other related companies in evaluating the appropriate care in physical medicine. PMAdvisor provides the ability to perform pre-certification, concurrent, or retrospective review and incorporates all relevant and verifiable research, reports and consensus data when developing the guidelines. More specifically, PMAdvisor controls medical cost by determining clinically appropriate medical treatment plans, insuring quality through the use of arduously researched clinical guidelines, providing a consistent review process, rendering objective decisions through well documented and clearly formatted reports, thereby, reducing complaints and litigation in otherwise potentially adversarial situations.


COMMERCIAL AND GOVERNMENT CONTRACTS

       The Company generates substantial revenues through commercial and, to a lesser extent, government contract work. Commercial contracts include pre-introduction product-related activities, product customization and work related to the Company's technology but not related to its existing products. Current government contracts typically relate to work concerning image and text processing. See "Research and Development" below.


EMERGING MARKET OPPORTUNITIES

       The Company's experience and technology capabilities in the electronic payments, financial services and retail markets often lead to new product ideas and concepts. The Company also evaluates new market opportunities that arise through its commercial and government contract work. As contracts are completed, the end products are evaluated for commercialization. For example, contracts for the Advanced Research Projects Agency, United States Army Research Laboratory, United States Air Force, Office of Naval Research, DataTimes Corporation and Tracer Applied Sciences, Inc. generated a context-based text analysis technology called MatchPlus. This core text analysis technology has been under development at HNC Software for the last four years for Department of Defense applications.

       During 1996, the Company formed Aptex Software Inc. ("Aptex"), to commercialize HNC's MatchPlus text analysis technology for emerging markets. Aptex has developed a strategic partner with Infoseek Corporation, a leading Internet search and navigation service, to deliver products using this text analysis technology to the Internet market. To date, two new Internet products have been launched; Convectis and SelectCast. Convectis automates document analysis and routing, while SelectCast was developed for advertising servers to analyze audiences and user behavior. In the education market, Aptex introduced VITAL ResourceMiner during 1996. VITAL ResourceMiner is a software solution that correlates the content of educational publishers' material to state and district textbook standards and objectives.

       Most of the Company's software license and installation revenues in recent years have been attributable to sales of intelligent decision software solutions and services, and these products and services are currently expected to continue to account for a substantial amount of the Company's future software license and installation revenues. The market for intelligent decision software solutions is still emerging. The rate at which businesses have adopted the Company's products has varied significantly by market and by product within each market, and the Company expects to continue to experience such variations with respect to its target markets and products in the future. The Company has recently announced several new products, including Capstone, Falcon Sentry, Falcon Expert, ProfitMax, ProfitMax Bankruptcy, PMAdvisor, Retek Data Warehouse and Active Retail Intelligence. To date none of these products has achieved any significant degree of market acceptance, and there can be no assurance that such products will ever be widely accepted. Although businesses in the Company's target markets have recognized the advantages of automation, many have developed automation systems internally rather than licensing them from outside vendors. There can be no assurance that the market for the Company's products will continue to develop or that the Company's products will be widely accepted. If the markets for the Company's new or existing products fail to develop, or develop more slowly than anticipated, the Company's sales would be negatively impacted, which would have a material adverse effect on the Company's business, financial condition and results of operations.


CUSTOMER SERVICE AND SUPPORT

       A high level of continuing maintenance, service and support is critical to maintaining intelligent decision system performance. Service and support are also essential to the Company's objective of developing long-term relationships with, and obtaining recurring revenues from, customers. The Company's service and support activities are related to system installation, performance validation and ongoing consultation on the optimal use of HNC products. With the exception of the DataBase Mining Workstation, which includes a 90-day warranty, the Company's products generally do not include performance warranties, although many product and service agreements include acceptance test procedures.

       Model and Rulebase Updates. Most HNC product license agreements include periodic data, model and/or rulebase updates to maintain system performance. In the case of AREAS, these updates are shipped to the customer for user installation. In the case of the Company's other products, HNC technical personnel assist the customer with installation. The Company makes commitments to update models at varying intervals, from fixed times (such as quarterly and annually) to unscheduled times, provided the customer has met its commitments to provide data to HNC.

       Education. The Company offers comprehensive education and training programs to its customers. The Company provides on-site training services associated with many of its products. In addition, the Company provides basic training classes concerning neural-network modeling and the DataBase Mining Workstation. Fees for education and training services are generally included in usage-priced products, but may be charged separately in other cases.

       Consulting. The Company's consultants are available to work with customers' user application groups and information systems organizations. Customers who buy consulting services are usually planning large implementations or want to optimize performance of the Company's products in their operating environments. Fees for consulting are generally included in usage-priced products, but may be charged separately in other cases.


CUSTOMERS AND APPLICATIONS

       The Company has over 100 customers most of whom are relatively large customers, such as banks, insurance carriers, and retailers. While the sales cycle varies substantially from customer to customer, given the nature of the Company's products and customer base, it typically requires six to twelve months. Product licenses to First Data Resources, Inc., the largest provider of credit card charge receipt processing services to banks, accounted for 11.4 %, 12.4% and 11.6% of the Company's total revenues during 1996, 1995 and 1994, respectively. The loss of First Data Resources, Inc. as a customer for any reason could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, approximately one-third of Retek's sales of the Retek Merchandising System are referred to Retek by Andersen Consulting LLP. The loss or deterioration of Retek's relationship with Andersen Consulting LLP would have a material adverse effect on Retek's results of operations.

       United States Government contracts accounted for 3.0%, 7.3% and 11.3% of the Company's total revenues during 1996, 1995 and 1994, respectively.Over the past two years, in excess of 90% of the Company's total revenues from the United States Government were derived from research projects performed for various government defense agencies and companies under contract to such agencies. Consequently, any change in the pattern of government spending, reduced demand from the defense industry or the loss of any of the Company's major government contracts would have an adverse effect on the Company's business, financial condition and results of operations. Furthermore, United States Government contracts may subject the Company to risks that are not typically present in commercial contracts, such as retroactive price adjustments and potential penalties, and are terminable at the convenience of the government. Although the Company has not experienced any material cancellations in the past, there can be no assurance that such cancellations will not occur in the future. Also, because many of the Company's government contracts were awarded under programs available only to certain small businesses, the Company may not be eligible for additional contracts under such programs in the future. The Company, through its Risk Data subsidiary, has derived a significant amount of its revenue through sales of its products to state insurance funds. Generally, these contracts have funding clauses that permit the state governmental unit to terminate the contract should funds not be appropriated by the state's budget. To date, only one such state insurance fund has not renewed its contract due to budgetary reasons, although this does not diminish the risk of this problem occurring again.


PRICING

       The Company generally establishes prices in one of two ways: usage-based fees and fixed-fee licenses with maintenance. The Company employs usage-based pricing for Falcon, Falcon Debit, Eagle, ProfitMax, AREAS Colleague, Capstone, MIRA and PMAdvisor. Under the usage-based pricing structure, HNC generally provides a fixed-term software license, software maintenance, model updates (in the case of HNC supplied models) and ongoing consulting services in exchange for recurring revenue based on usage. Usage-based term contracts typically include annual price index adjustments. The Company employs fixed-fee license pricing for SkuPLAN, Retek Merchandising System, DataBase Mining Marksman and the DataBase Mining Workstation. Under the fixed-fee license pricing structure, the Company generally licenses the product for the customer's internal use on a perpetual basis. In most cases, the user can separately contract for maintenance services on an annual basis. The Company typically offers early adopter pricing for its usage-based products to customers that agree to be part of pilot or other early product life cycle installations. Early adopter pricing might include reduced-fee perpetual licenses, reduced-fee services or both.

       The Company often contracts for installation services associated with its intelligent decision systems. Products requiring installation are Falcon, Falcon Debit, Falcon Sentry, Eagle, ProfitMax, Colleague, SkuPLAN, MIRA, CompCompare, ProviderCompare, and PMAdvisor. The Company provides user-specific proposals priced at either fixed-fee levels or on a time and materials basis. In nearly all cases, travel expenses are billed separately at cost.

       The Company offers contract consulting services. Because of the complexity associated with intelligent decision software solutions, users often request that HNC help them to develop models or analyze problems. Also, the Company from time to time accepts engagements not associated with current product offerings in order to become more familiar with a new application area and determine the potential for new product development. Although consulting services are included with many of the Company's usage-based products, customers may request additional consulting, often associated with custom modeling.


SALES AND MARKETING

       The Company sells and markets its software and services in North America and internationally through its direct sales organization, joint marketing and distribution agreements. The sales cycle begins with the generation of a sales lead or the receipt of a request for proposal from a prospect. After the lead is qualified, the Company makes a presentation to the prospective customer, executes a mutual confidentiality agreement, determines the customer's operating environment, prepares and presents a sales proposal, conducts one or more presentations/demonstrations, negotiates a contract and obtains a commitment from the customer.

       Due in part to the mission-critical nature of certain of the Company's applications, potential customers perceive high risk in connection with adoption of the Company's neural-network technology. As a result, customers have been cautious in making product acquisition decisions. In addition, the purchase of the Company's products involves a significant commitment of capital, with the attendant delays frequently associated with customers' internal procedures to approve large capital expenditures and test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the purchase of the Company's products is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews and delays, over which the Company has little or no control. Because of the lengthy sales cycle, if revenues forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company likely would not be able to generate revenues from alternate sources in time to compensate for the shortfall. As a result, and due to the typical size of customers' orders, a lost or delayed sale could have a material adverse effect on the Company's quarterly operating results. In addition, the Company has entered into certain contracts for pilot installations of new products for a fixed fee. If the Company is not able to complete such pilot installations for the contracted fees, it would realize losses on these contracts, which could have a material adverse effect on quarterly results.

       The Company's world wide sales and marketing organization consisted of 57 employees as of December 31, 1996. The sales staff is based at the Company's corporate headquarters in San Diego and in North American field sales offices in Canada, Connecticut, Colorado, Georgia, Minnesota, New York, Pennsylvania and Virginia. Internationally, the Company has field sales offices in the United Kingdom and Japan. To support its sales force, the Company conducts comprehensive marketing programs, which include direct mail, public relations, advertising, seminars, trade shows and ongoing customer communication programs. The Company also sponsors an annual users' group meeting for its intelligent decision software solutions customers. The sales staff is generally product based, and each representative is assigned a geographic territory.

       The Company has licensed First Data Resources, Inc. and Electronic Data Systems to act as service bureaus to provide an alternate channel of distribution for end-users to utilize the Falcon product to process credit card receipts for banks and other credit card issuers. These service bureaus pay the Company monthly usage fees based on the volume of transactions processed for such credit card issuers. First Data Resources, Inc., which is the largest provider of credit card charge receipt processing services to banks, accounted for 11.4%, 12.4% and 11.6% of the Company's total revenues during 1996, 1995 and 1994, respectively. Licensed service bureaus for the AREAS product include Freddie Mac, Computer Power, Inc. and Market Intelligence, Inc., which provide appraisal services to other customers. The Company also maintains reseller agreement with Customer Insight Company, Inc. for the DataBase Mining Workstation and Policy Management Systems Corporation for its MIRA and CompCompare products. The Company generally assists its service bureau partners in the sales effort, often employing the Company's direct sales force in the process. Company sales representatives earn a commission for service bureau sales in their territory.

       The Company also uses representative agents for some territories outside of North America. The Company has agents covering Australia, Austria, France, Germany, Italy, New Zealand, Spain and Switzerland. For 1996, 1995 and 1994, international sales represented 23.5%, 17.9% and 11.4% of the Company's total revenues, respectively. International sales result primarily from Falcon product sales and Retek's sales. Retek is currently more focused in international markets than HNC historically. The Company intends to continue to expand its operations outside the United States and to enter additional international markets, including the addition of sales and support offices in France, Germany and South Africa, which will require significant management attention and financial resources. The Company has committed and continues to commit significant time and development resources to customizing its products for selected international markets and to developing international sales and support channels. There can be no assurance that the Company's efforts to develop databases and models for targeted international markets or to develop international sales and support channels will be successful. The failure of such efforts could have a material adverse effect on the Company's business, financial condition and results of operations. International sales are subject to inherent risks, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, the burdens of complying with a variety of foreign laws, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences and political and economic instability. The Company's export sales are currently denominated predominantly in United States dollars. An increase in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. In the future, if more of the Company's export sales are denominated in local currencies, foreign currency translations may contribute to significant fluctuations in the Company's business, financial condition and results of operations. If for any reason exchange or price controls or other restrictions on foreign currencies are imposed, the Company's business, financial condition and results of operations could be materially adversely affected. As the Company increases its international sales, its total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

TECHNOLOGY

       The Company seeks to develop innovative products by combining industry and application knowledge with its core neural-network technology to address specific market needs. The Company's systems also employ rule-based technology to implement customer strategy, policy and procedures. These technologies are incorporated in computer software and hardware architectures, including client-server hardware, relational databases and object-oriented programming. The Company intends to continue to develop state-of-the-art technologies to enhance its current products and broaden development opportunities.

       Neural-Network Technology. Neural networks have predictive power that can be improved with experience as the historical database increases in size. The term "neural networks" refers to a family of nonlinear, statistical modeling techniques, sometimes called "computational intelligence." These techniques distinguish themselves through a process of automated "learning" or "training" that replaces the time-consuming manual techniques of traditional nonlinear, statistical modeling. The neural-network architecture itself consists of groups of "processing elements," or equations with several inputs and a single output. The output of each element becomes either the input to another element or part of the dependent output. Each input receives a "weight," or value, in the equation, which is adjusted during the training process. The actual result from each training record is compared with the answer from the neural network, and the weights are adjusted to reduce the error between the two. This process can become computationally intensive, as thousands or millions of training data records must be processed hundreds or thousands of times. HNC has developed proprietary high-speed and parallel-processor boards to accelerate training and execution of its neural-network software. The Company also believes that the rapid model development afforded by its technology provides a competitive advantage in the development of intelligent decision software solutions.

       Rule-Based Technology. The Company's systems also employ rule-based technology to implement customer strategy, policy and procedures. The rules are implemented as part of intelligent decision processes. The Company believes that its combination of neural networks and rule-bases in a single decision engine represents a significant competitive advantage over more traditional approaches to decision automation.

       Leverage Industry Standards. The Company believes that its business has been aided by a convergence of industry standards for client-server architecture, relational databases and electronic networks. HNC was one of the early suppliers of electronic payments software products on the UNIX operating system and was among the first to use C compilers on mainframe computers. The Company believes it is among the few suppliers to offer client-server options on NetWare, NT, UNIX and CICS platforms and that the breadth of this platform support currently provides a meaningful competitive advantage in the electronic payments business. The Company intends to support future client and server environments as they achieve customer acceptance. HNC's products benefit from standard data interchange environments, such as ISO 8583 for transaction processing, X.12 for lending-data interchange and the Internet for consumer information routing.

       The Company's success depends upon its ability to enter new markets by developing new products on a timely and cost-effective basis. The Company's products often require customer data for decision model development and system installation. As a result, the completion of new products may be delayed while the Company extracts sufficient amounts of statistically relevant data and develops the models. During this development process, the Company relies on its potential customers in the new market to provide data and to help train Company personnel in the use and meaning of the data in the specific industry. These relationships also assist the Company in establishing presence and credibility in the new market. There can be no assurance that these companies, most of which have significantly greater financial and marketing resources than the Company, will not compete with the Company in the future or will not otherwise discontinue their relationships with or support of the Company, either during development of the Company's products or thereafter. The failure by the Company to obtain adequate third-party support for new product development or to obtain relevant data for model development would have a material adverse effect on the Company's ability to extend its product line into new markets and to develop new products, and would have a material adverse effect on the Company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

       The Company believes that its future success depends in part on its ability to maintain and improve its core technologies, enhance its existing products and develop new products that meet an expanding range of markets and customer requirements. The Company intends to expand its existing product offerings and to introduce new intelligent decision software solutions. In the development of new products and enhancements to existing products, the Company uses its own tools extensively. Until 1996, the Company had relied primarily on internal development of its products and expects to continue to do so. Based on timing and cost considerations though, it may consider acquiring technology or products from third parties or consultants. The Company performs all quality assurance and develops documentation internally. The Company intends to continue to support industry standard operating environments, client-server architectures and network protocols.

       The Company's specialists in neural-network model development, software engineering, user interface design, product documentation and quality improvement are responsible for maintaining and enhancing the performance, quality and usability of all HNC intelligent decision systems. The marketing services organization is responsible for authoring and updating all user documentation and other publications.

       The Company strategically targets its long-term research projects. In addition to funds allocated by the Company for research, HNC receives research contracts from a range of commercial sources and the United States Government. Government and commercial contract customers include the Advanced Research Projects Agency, United States Army Research Laboratory, United States Air Force, Office of Naval Research, DataTimes Corporation and Tracor Applied Sciences, Inc. The Company believes that these contracts augment its ability to maintain existing technologies and investigate new technologies that may or may not become part of its products. The United States Government typically retains certain intellectual property rights and licenses in the technologies the Company develops under research contracts directly or indirectly sponsored by the government, and in some cases can terminate the Company's rights in such technologies if the Company fails to commercialize them on a timely basis. Historically, these contracts have not resulted in development of products contributing to the Company's revenues in the fiscal year in which the research contract is performed, or in the subsequent fiscal year. Such activities currently constitute approximately 10.6% of the Company's combined research and development expenses and government contract costs. Research and development expenses for fiscal 1996, 1995 and 1994 as a percentage of total revenues were 24.7%, 21.5%, 21.0%, respectively. The primary reason for the increase in fiscal 1996 was greater staffing to support new product development programs, primarily for ProfitMax, Capstone, CompCompare, ProviderCompare and Retek Merchandising 6.0.

       The market for intelligent decision software solutions is characterized by rapidly changing technology and improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems and database technology. The Company's success will depend upon its ability to maintain competitive technologies, enhance its current products and develop new products in a timely and cost-effective manner that meet changing market conditions, including evolving customer needs, new competitive product offerings, emerging industry standards and changing technology. There can be no assurance that the Company will be able to develop and market, on a timely basis, if at all, product enhancements or new products that respond to changing market conditions or that will be accepted by customers. The Company has previously experienced significant delays in the development and introduction of new products and product enhancements, primarily due to difficulties with model development, which has in the past required multiple iterations, as well as difficulties with acquiring data and adapting to particular operating environments. The length of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. Any failure by the Company to anticipate or to respond adequately to changing market conditions, or any significant delays in product development or introduction, could cause customers to delay or decide against purchases of the Company's products and would have a material adverse effect on the Company's business, financial condition and results of operations.


INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

       The Company relies on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. The Company currently owns six issued United States patents and has four United States patent applications pending. The Company has applied for additional patents for its Falcon technology in Canada, Europe and Japan and its MIRA product in Australia, Canada and Europe. There can be no assurance that patents will be issued with respect to pending or future patent applications or that the Company's patents will be upheld as valid or will prevent the development of competitive products. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. As part of its confidentiality procedures, the Company generally enters into invention assignment and proprietary information agreements with its employees and independent contractors and nondisclosure agreements with its distributors and corporate partners, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise to obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, to ensure that customers will not be adversely affected by an interruption in the Company's business, the Company places source code for its products into escrow, which may increase the likelihood of misappropriation or other misuse of the Company's intellectual property. Moreover, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not develop similar technology independently. The Company frequently develops technologies under research projects conducted under agreements with various United States Government agencies or subcontractors to such agencies. Although the Company often acquires certain commercial rights to such technologies, the United States Government typically retains ownership of certain intellectual property rights and licenses in the technologies developed by the Company under such contracts, and in some cases can terminate the Company's rights in such technologies if the Company fails to commercialize them on a timely basis. In addition, under certain United States Government contracts, the results of the Company's research may be made public by the government, which could limit the Company's competitive advantage with respect to future products based on such research.

       In the past, the Company has received communications from third parties asserting that Company trademarks infringe other parties trademarks, and given the Company's ongoing efforts to develop and market new technologies and products, there can be no assurance that in the future the Company will not receive other communications from third parties asserting that the Company's products infringe, or may infringe, third parties' intellectual property rights. There can be no assurance that licenses to disputed third-party technology or intellectual property rights will be available on reasonable commercial terms, if at all. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation, either as plaintiff or defendant, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks, whether or not such litigation is resolved in favor of the Company. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology or the court might invalidate the Company's patents, trademarks or other proprietary rights. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business, financial condition and results of operations would be materially and adversely affected.

       As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend and could materially and adversely affect the Company's business, financial condition and results of operations.


COMPETITION

       The market for intelligent decision software solutions and other software products marketed by the Company is intensely competitive and subject to rapid change. Competitors vary in size and in the scope of the products and services they offer. The Company encounters competition from a number of sources, including (i) other application software companies, (ii) management information systems departments of customers and potential customers, (iii) third-party professional services organizations, including without limitation consulting divisions of public accounting firms, (iv) hardware suppliers that bundle or develop complementary software, (v) network and service providers that seek to enhance their value-added services and (vi) neural-network tool suppliers. In the electronic payments market, the Company has experienced competition from Fair, Isaac & Co., Inc., Nestor, Inc., Neuralware Inc., NeuralTech Inc., International Business Machines Corporation ("IBM"), Visa International and others. In addition, Mastercard International is developing a computer model utilizing neural network technology for detecting credit card fraud that would compete with the Company's products. In the financial services market, the Company has experienced competition from Cogensys (a subsidiary of Policy Management Systems Corporation), Fannie Mae, Freddie Mac, PMI Mortgage Services Co., CLM Technologies, Ltd., Norwest Bank Minnesota, N.A., PSAR Systems, Inc. and others. In the retail market, the Company has experienced competition from Manugistics Group, Inc., IBM, SAP, JDA Software Group, Inc., PeopleSoft, Inc. and others. In the insurance market, the Company experiences competition primarily from NCCI, Corporate Systems and CSC Incorporated. Because there are relatively low barriers to entry, the Company expects to experience additional competition from other established and emerging companies. In addition, the Company's fraud detection product competes against other methods of preventing credit card fraud, such as card activation programs, credit cards that contain the cardholder's photograph, smart cards and other card authorization techniques. For example, Eastman Kodak announced a technology that digitally encodes the cardholder's photograph on the card for access by the issuing bank or merchant for fraud prevention. The introduction of these and other new technologies will result in increased competition for the Company and its products. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations.

       The Company believes that its products are currently priced at a premium when compared to its competitors' products. The market for the Company's products is highly competitive, and the Company expects that it will face increasing pricing pressures from its current competitors and new market entrants. In particular, increased competition could reduce or eliminate such premiums and cause further price reductions. In addition, such competition could adversely affect the Company's ability to obtain new long-term contracts and renewals of existing long-term contracts on terms favorable to the Company. Any reduction in the price of the Company's products could materially adversely affect the Company's business, financial condition and results of operations.

       The Company believes that the principal competitive factors affecting its market include technical performance (for example, accuracy in detecting credit card fraud or evaluating residential property), access to unique proprietary databases and product attributes such as adaptability, scalability, ability to integrate with products produced by other vendors, functionality, ease-of-use, product reputation, quality, performance, price, customer service and support, the effectiveness of sales and marketing efforts and company reputation. Although the Company believes that its products currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

       Some of the Company's current, and many of the Company's potential, competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly gain significant market share. Also, the Company relies upon its customers to provide data and other support for the ongoing updating of the Company's models. There can be no assurance that its customers, most of which have significantly greater financial and marketing resources than the Company, will not compete with the Company in the future or will not otherwise discontinue their relationships with or support of the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.


EMPLOYEES

       As of December 31, 1996, the Company had a total of 385 employees, including 210 in product development and support, 58 in customer service, 57 in sales and marketing and 60 in finance, administration and MIS. Thirty-five of these employees have earned Ph.D. degrees. Almost all of these employees are located in the United States. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relationships are generally good.

       The Company's success depends to a significant degree upon the continued service of members of the Company's senior management and other key research, development, sales and marketing personnel. Accordingly, the loss of any of the Company's senior management or key research, development, sales or marketing personnel could have a material adverse effect on the Company's business, financial condition and results of operations. Only Michael Thiemann, President of the Company's Aptex subsidiary, Mark Hammond, President of Risk Data Corporation and John Buchanan, President of Retek Distribution Corporation, are subject to employment agreements with the Company; however, there can be no assurance that such agreements will result in the retention of these employees for any significant period of time. In particular, as of February 1, 1997, Neil Thall, former President of the Company's wholly-owned subsidiary, Neil Thall Associates, Inc., terminated his employment with the Company, though he is continuing to serve as a consultant to the Company on a temporary basis. The Company believes that its future success will depend upon its ability to attract and retain highly skilled managerial, research, development, sales and marketing personnel, for whom the competition is intense. In particular, in the past, the Company has experienced difficulty in recruiting a sufficient number of qualified sales people. In addition, competitors may attempt to recruit the Company's key employees. There can be no assurance that the Company will be successful in attracting, assimilating and retaining such personnel, and the failure to attract, assimilate and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.


HISTORY

       HNC Software Inc. was founded in 1986 by Robert Hecht-Nielsen and Todd W. Gutschow as a neural-network technology company under the name Hecht-Nielsen Neurocomputer Corporation. The Company initially offered technology training courses and later provided neural network software and hardware tools for users who wished to design and build their own applications. In 1987, the Company changed its name to HNC, Inc. and began offering consulting services in conjunction with its tools sales. These consulting engagements formed the genesis of end-user application concepts. In 1989, the Company began business planning for the development of intelligent decision software solutions. In 1990, as part of a decision to change its business strategy from tools to solutions, the Company formed two commercial business units, Decision Systems and Data Entry Products. The Data Entry unit's key products and core technology were licensed to Mitek Systems, Inc. in 1992, and the Decision Systems unit was divided into Payment Systems, Lender Systems and Retail Systems groups. In conjunction with the commencement of Neil Thall's employment with the Company in January 1992, the Company formed Neil Thall Associates, Inc. ("NTA") to develop, market and sell inventory control products to the retail market. In 1994, the Company changed its name to HNC Software Inc. During 1996, HNC Software Inc. acquired Risk Data Corporation and Retek Distribution Corporation. The Company plans to merge the operations of its NTA subsidiary into Retek in fiscal 1997.


STOCK SPLIT

       On March 5, 1996, the Company announced that its Board of Directors had approved a two-for-one stock split effected in the form of a common stock dividend. The stock dividend was paid to the Company's stockholders of record at the close of business on March 18, 1996. See Note 1 in Notes to Consolidated Financial Statements.


ITEM 2. PROPERTIES

FACILITIES

       The Company's principal administrative, sales, marketing, support, research and development facilities are located in approximately 80,000 square feet of space in San Diego, California. These facilities are leased to the Company through the year 2003, with a five-year renewal option. The Company leases an additional 7,000 square feet of space in San Diego, California, for its subsidiary, Aptex Software Inc. The Company also leases another facility of approximately 5,300 square feet in Atlanta, Georgia, sales offices in Westport, Connecticut, the United Kingdom and Japan, and maintains a customer support office in King of Prussia, Pennsylvania. Risk Data Corporation's principal facilities are located in Irvine, California in an approximately 22,000 square foot building, with sales offices in Reston, Virginia and Denver, Colorado. Retek Distribution Corporation has headquarters in Minneapolis, Minnesota and additional sales offices in the United Kingdom, Canada, Australia and South Africa. Retek plans to relocate into new facilities in Minneapolis in fiscal 1997. The Company believes that its current facilities are adequate to meet its needs for the foreseeable future. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       A Special Meeting of Stockholders was held on December 6, 1996 to approve a proposal to amend the Company's 1995 Equity Incentive Plan increasing the number of shares of the Company's Common Stock reserved for issuance thereunder by 1,500,000 shares. The proposal passed by the following vote:


                                                            ABSTENTIONS
                                                            AND BROKER
     VOTES FOR                VOTES AGAINST                  NON-VOTES
     ---------                -------------                 -----------
     10,906,858                 1,446,043                     65,735

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

       The information required by this item, which appears under the captions "Dividend Policy" and "Stock Market Data" on pages 15 and 17 in the Company's 1996 Annual Report to stockholders, is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

       The information required by this Item, which appears under the caption "Selected Consolidated Financial Data" on page 15 in the Company's 1996 Annual Report to Stockholders, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information required by this item, which appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 to 23 in the Company's 1996 Annual Report to Stockholders, is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information required by this item appears under the caption "Selected Consolidated Quarterly Operating Results (Unaudited)" on page 16 in the Company's 1996 Annual Report to Stockholders and in the Consolidated Financial Statements appearing on pages 24 to 36 in the Company's 1996 Annual Report to Stockholders, and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       The information required by this Item, which will be set forth under the captions "Proposal No. 1 Election of Directors," "Executive Officers" and "Compliance Under Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

       The information required by this Item, which will be set forth under the captions "Director Compensation," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Report on Executive Compensation" and "Company Stock Price Performance" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item, which will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item, which will be set forth under the caption "Certain Transactions" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:
       1. Financial Statements

          The financial statements of the Company listed below are incorporated herein by reference to the following pages of the 1996 Annual Report to Stockholders:

                                                                                            Page in
                                                                                          Annual Report
                                                                                          -------------
          Consolidated Balance Sheet as of December 31, 1996 and 1995                          24
          Consolidated Statement of Income for the years ended December 31,
                 1996, 1995 and 1994                                                           25
          Consolidated Statement of Cash Flows for the years ended December 31,
                 1996, 1995 and 1994                                                           26
          Consolidated Statement of Changes in Stockholders' Equity (Deficit) for
                 the years ended December 31, 1996, 1995 and 1994                              27

          Notes to Consolidated Financial Statements                                           28

          Report of Independent Accountants                                                    37

       2. Financial Statement Schedules:

          The financial statement schedules of the Company are included in Part IV of this report on the pages indicated:

                                                                                            Page in
                                                                                           Form 10-K
                                                                                           ---------
          Report of Independent Accountants on Financial Statement Schedule                    29

          For the three fiscal years ended December 31, 1996--
                 Schedule II  -  Valuation and Qualifying Accounts and Reserves                30

          All other schedules are omitted because they are not applicable, not required, or the required information is shown in the Financial Statements or notes thereto.

       3. Exhibits:

          2.01 Agreement and Plan of Merger by and between the Registrant and HNC Software Inc., a California corporation (1)
          2.02 Agreement and Plan of Reorganization dated as of July 19, 1996 by and among the Registrant, HNC Merger Corp. and Risk Data Corporation, as amended (2)
          2.03 Agreement of Merger dated August 30, 1996 by and between HNC Merger Corp. and Risk Data Corporation (2)
          2.04 Exchange Agreement dated as of October 25, 1996 by and among the Registrant, Retek Distribution Corporation and the shareholders of Retek Distribution Corporation (3)
          2.05 Form of Option Exchange Agreement between the Registrant and each person who held outstanding options to purchase shares of Retek Distribution Corporation on November 29, 1996 (3)
          3(i).01   Registrant's Certificate of Designation of Preferred Stock
                    (1)

          3(i).02   Registrant's Certificate of Elimination (4)
          3(i).03   Registrant's Restated Certificate of Incorporation filed
                    with the Secretary of State of Delaware on June 13, 1996 (5)
          3(ii).04  Registrant's Bylaws (1) 3(ii).05 Registrants Bylaws, as
                    amended (5)
          4.01      Form of Specimen Certificate for Registrant's Common Stock
                    (1)
          4.02      Third Amended Registration Rights Agreement dated March 10,
                    1993, as amended (1)
          4.03      Second Waiver and Amendment to Third Amended Registration
                    Rights Agreement (4)
          4.04      Registration Rights Agreement dated as of August 30, 1996 by and among the Company and the former shareholders of Risk
                    Data Corporation (2)
          4.05      Registration Rights Agreement dated as of October 25, 1996 by and among registrant and the former shareholders of Retek
                    Distribution Corporation (3)
          10.01     Registrant's 1987 Stock Option Plan and related documents
                    (1)
          10.02     Registrant's 1995 Equity Incentive Plan and related
                    documents (1)
          10.03     Registrant's 1995 Directors Stock Option Plan and related
                    documents (1)
          10.04     Registrant's 1995 Employee Stock Purchase Plan and related documents (1)
          10.05     Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers (1)
          10.06     Office Building Lease dated as of December 1, 1993, as
                    amended effective February 1, 1994 and June 1, 1994, between
                    Registrant and PacCor Partners (1)
          10.07     Marketing Agreement dated as of June 24, 1993 between
                    Registrant and First Data Resources, Inc. (1) (6)
          10.08     License Agreement dated as of June 24, 1993, as amended
                    October 18, 1993, September 16, 1994 and by letter
                    amendment, with Addendum dated January 21, 1994, as amended
                    February 15, 1995, between Registrant and First Data
                    Resources, Inc. (1) (6)
          10.09     Loan and Security Agreement dated as of September 23, 1992, as amended October 28, 1993, July 21, 1994, May 26, 1995 and
                    August 31, 1995, between Registrant and Silicon Valley Bank
                    (4)
          10.10     Amended Loan and Security Agreement dated as of July 10,
                    1996, between
          10.11     the Company and Silicon Valley Bank (7)
          10.12     Office Building Lease dated as of June 17, 1996, between
                    Registrant and Williams Properties I, LLC & Williams
                    Properties II, LLC
          10.13     Employment Agreement dated as of September 10, 1996, by and between Aptex Software Inc. and Michael A. Thiemann (8)
          10.14     Investors' Rights Agreement dated as of September 10, 1996, by and among Aptex Software Inc., HNC Software Inc. and
                    Michael A. Thiemann (8)
          10.15     Restricted Stock Purchase Agreement dated as of September
                    10, 1996, by and between Aptex Software Inc. and Michael
                    Thiemann (8)
          10.16     Aptex Software Inc.'s 1996 Equity Incentive Plan and related documents
          11.01     Statement Regarding Computation of Per Share Earnings
          13.01     1996 Annual Report to Stockholders (to be deemed filed only to the extent provided in Item 6.01(b) (13) of Regulation
                    S-K)
          21.01     List of Registrant's subsidiaries
          23.01     Consent of Price Waterhouse LLP, Independent Accountants
          24.01     Power of Attorney (See "Signatures")
          27.01     Financial Data Schedule

----------

          (1) Incorporated by reference to the Registrant's Form S-1 Registration Statement (File No. 33-91932).

          (2) Incorporated by reference to the Registrant's Report on Form 8-K filed on September 12, 1996.
          (3) Incorporated by reference to the Registrant's Report on Form 8-K filed on December 12, 1996.
          (4) Incorporated by reference to the Registrant's Form S-1 Registration Statement (File No. 33-99980).
          (5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 as originally filed on August 13, 1996.
          (6) Confidential treatment has been granted for certain portions of this document. Such portions have been omitted from the filing and have been filed separately with the Securities and Exchange Commission.
          (7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 as originally filed on November 14, 1996.
          (8) Management Contract.

   (b) Reports on Form 8-K

   (i) A Report on Form 8-K was filed on December 12, 1996 with respect to an event dated November 29, 1996 (the acquisition of Retek Distribution Corporation).

  (ii) A Report on Form 8-K was filed on December 19, 1996 to file the Consolidated Balance Sheet as of December 31, 1996 and 1995, the Consolidated Statement of Income for the years ended December 31, 1996, 1995 and 1994, the Consolidated Statement of Cash Flows for the years ended December 31, 1996, 1995 and 1994, the Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 1996, 1995 and 1994, the Notes to Consolidated Financial Statements, and the Report of Independent Accountants, in order to satisfy the financial statement requirements for a Registration Statement on Form S-8 that was filed subsequent to the filing of this Report on Form 8-K, which incorporated this Report on Form 8-K by reference.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 1997

                                    HNC SOFTWARE INC.



                                    BY: /s/ RAYMOND V. THOMAS
                                        ----------------------------------------
                                        Raymond V. Thomas
                                        Vice President, Finance & Administration
                                          and Chief Financial Officer






                                POWER OF ATTORNEY

       KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Robert L. North and Raymond V. Thomas and each of them, as his or her true and lawful attorneys-in-fact and agents, with a full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        SIGNATURE                                    TITLE                                              DATE
        ---------                                    -----                                              ----
/s/ Robert L. North                         President and Chief Executive Officer                  March 28, 1997
------------------------------              (Principal Executive Officer)
Robert L. North


/s/ Raymond V. Thomas                       Vice President, Finance & Administration               March 28, 1997
------------------------------              and Chief Financial Officer (Principal
Raymond V. Thomas                           Financial Officer and Principal Accounting
                                            Officer)


/s/ Edward K. Chandler                      Director                                               March 28, 1997
------------------------------
Edward K. Chandler



/s/ Oliver D. Curme                         Director                                               March 28, 1997
------------------------------
Oliver D. Curme



/s/ Roger L. Evans                          Director                                               March 28, 1997
------------------------------
Roger L. Evans



/s/ Thomas F. Farb                          Director                                               March 28, 1997
------------------------------
Thomas F. Farb



/s/ Charles H. Gaylord, Jr.                 Director                                               March 28, 1997
------------------------------
Charles H. Gaylord, Jr.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                            EXHIBIT TITLE
------                            -------------

   2.01 Agreement and Plan of Merger by and between the Registrant and HNC Software Inc., a California corporation (1)
   2.02 Agreement and Plan of Reorganization dated as of July 19, 1996 by and among the Registrant, HNC Merger Corp. and Risk Data Corporation, as amended (2)
   2.03 Agreement of Merger dated August 30, 1996 by and between HNC Merger Corp. and Risk Data Corporation (2)
   2.04 Exchange Agreement dated as of October 25, 1996 by and among the Registrant, Retek Distribution Corporation and the shareholders of Retek Distribution Corporation (3)
   2.05 Form of Option Exchange Agreement between the Registrant and each person who held outstanding options to purchase shares of Retek Distribution Corporation on November 29, 1996 (3)
   3(i).01 Registrant's Certificate of Designation of Preferred Stock (1) 3(i).02 Registrant's Certificate of Elimination (4)
   3(i).03 Registrant's Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 13, 1996 (5)
   3(ii).04 Registrant's Bylaws (1)
   3(ii).05 Registrant's Bylaws, as amended (5)
   4.01     Form of Specimen Certificate for Registrant's Common Stock (1)
   4.02 Third Amended Registration Rights Agreement dated March 10, 1993, as amended (1)
   4.03 Second Waiver and Amendment to Third Amended Registration Rights Agreement (4)
   4.04 Registration Rights Agreement dated as of August 30, 1996 by and among the Company and the former shareholders of Risk Data Corporation (2)
   4.05 Registration Rights Agreement dated as of October 25, 1996 by and among registrant and the former shareholders of Retek Distribution Corporation (3)
   10.01    Registrant's 1987 Stock Option Plan and related documents (1)
   10.02    Registrant's 1995 Equity Incentive Plan and related documents (1)
   10.03    Registrant's 1995 Directors Stock Option Plan and related documents
            (1)
   10.04    Registrant's 1995 Employee Stock Purchase Plan and related documents
            (1)
   10.05 Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers (1)
   10.06 Office Building Lease dated as of December 1, 1993, as amended effective February 1, 1994 and June 1, 1994, between Registrant and PacCor Partners (1)
   10.07 Marketing Agreement dated as of June 24, 1993 between Registrant and First Data Resources, Inc. (1) (6)
   10.08 License Agreement dated as of June 24, 1993, as amended October 18, 1993, September 16, 1994 and by letter amendment, with Addendum dated January 21, 1994, as amended February 15, 1995, between Registrant and First Data Resources, Inc. (1) (6)
   10.09 Loan and Security Agreement dated as of September 23, 1992, as amended October 28, 1993, July 21, 1994, May 26, 1995 and August 31, 1995, between Registrant and Silicon Valley Bank (4)
   10.10 Amended Loan and Security Agreement dated as of July 10, 1996, between
   10.11    the Company and Silicon Valley Bank (7)
   10.12 Office Building Lease dated as of June 17, 1996, between Registrant and Williams Properties I, LLC & Williams Properties II, LLC
   10.13 Employment Agreement dated as of September 10, 1996, by and between Aptex Software Inc. and Michael A. Thiemann (8)
   10.14 Investors' Rights Agreement dated as of September 10, 1996, by and among

            Aptex Software Inc., HNC Software Inc. and Michael A. Thiemann (8)
   10.15 Restricted Stock Purchase Agreement dated as of September 10, 1996, by and between Aptex Software Inc. and Michael Thiemann (8)
   10.16 Aptex Software Inc.'s 1996 Equity Incentive Plan and related documents
   11.01    Statement Regarding Computation of Per Share Earnings
   13.01 1996 Annual Report to Stockholders (to be deemed filed only to the extent provided in Item 6.01(b) (13) of Regulation S-K)
   21.01    List of Registrant's subsidiaries
   23.01    Consent of Price Waterhouse LLP, Independent Accountants
   24.01    Power of Attorney (See "Signatures")
   27.01    Financial Data Schedule

----------

(1) Incorporated by reference to the Registrant's Form S-1 Registration Statement (File No. 33-91932).
(2) Incorporated by reference to the Registrant's Report on Form 8-K filed on September 12, 1996.
(3) Incorporated by reference to the Registrant's Report on Form 8-K filed on December 12, 1996.
(4) Incorporated by reference to the Registrant's Form S-1 Registration Statement (File No. 33-99980).
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 as originally filed on August 13, 1996.
(6) Confidential treatment has been granted for certain portions of this document. Such portions have been omitted from the filing and have been filed separately with the Securities and Exchange Commission.
(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 as originally filed on November 14, 1996.
(8)   Management Contract.

                                                                 EXHIBIT 11.01

                                HNC SOFTWARE INC.

                               STATEMENT REGARDING
                        COMPUTATION OF PER SHARE EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                          YEAR ENDED DECEMBER 31,
                                                        1996       1995       1994
                                                       -------    -------    -------
NET INCOME                                             $ 6,376    $ 2,123    $   548
                                                       =======    =======    =======

SHARES (1)
      Weighted average common shares outstanding        18,666     10,309      3,756


      Weighted average common stock options and
      warrants as determined by application of the
      treasury stock method (2)                          1,701      2,138      1,562


      Weighted average preferred shares outstanding
      assuming conversion to common stock (3)               --      4,454      8,552
                                                       -------    -------    -------


      Pro forma weighted average common and common
      equivalent shares outstanding                                16,901     13,870
                                                                  =======    =======


      Weighted average common and common
      equivalent shares outstanding                     20,367
                                                       =======


PRO FORMA NET INCOME PER SHARE OF COMMON STOCK                    $  0.13    $  0.04
                                                                  =======    =======

NET INCOME PER SHARE OF COMMON STOCK                   $  0.31
                                                       =======




----------

(1) All share and per share amounts have been adjusted to give retroactive effect to the stock split, which occurred on April 3, 1996.

(2) Includes an adjustment for options pursuant to SAB No. 83 using the treasury stock method at the initial public offering price of $7.00 per share for all periods presented prior to or including the Company's public offering date of June 26, 1995.

(3) All outstanding shares of the Company's preferred stock automatically converted into shares of common stock upon the consummation of the Company's initial public offering on June 26, 1995.

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE





To the Board of Directors
of HNC Software Inc.


Our audits of the consolidated financial statements referred to in our report dated January 21, 1997 appearing on page 37 of the 1996 Annual Report to Stockholders of HNC Software Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PRICE WATERHOUSE LLP

San Diego, California
January 21, 1997

                                                                     SCHEDUEL II


                                HNC SOFTWARE INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996



                                                                  DEFERRED TAX
                                               ALLOWANCE FOR     ASSET VALUATION
                                             DOUBTFUL ACCOUNTS      ALLOWANCE
                                                 ---------         ----------
Balance at December 31, 1993                     $ 292,000         $4,658,000
     Provision                                     484,000            972,000
     Write-off                                    (262,000)                --
     Recovery                                           --         (1,392,000)
                                                 ---------         ----------

Balance at December 31, 1994                       514,000          4,238,000
     Provision                                     479,000            702,000
     Write-off                                    (472,000)                --
     Recovery                                      (18,000)        (2,223,000)
                                                 ---------         ----------

Balance at December 31, 1995                     $ 503,000         $2,717,000
     Provision                                     243,000                 --
     Write-off                                     (94,000)                --
     Recovery                                      (29,000)        (2,717,000)
                                                 ---------         ----------

Balance at December 31, 1996                     $ 623,000         $      -0-
                                                 =========         ==========