Form 10-K405/A
period 1996-12-31
HNC SOFTWARE INC/DE
filed 1997-04-10
CIK 945093

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                         FORM 10-K/A - Amendment No. 1
 (Mark One)
         [x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

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

       Yes    X          No
           -------          -------

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

================================================================================

The Registrant hereby amends Item 14 of its Annual Report on Form 10-K for the year ended December 31, 1996 as follows:


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

              3(i).02     Registrant's Certificate of Elimination (4)
              3(i).03     Registrant's Restated Certificate of Incorporation filed with the Secretary of
                              State of Delaware on June 13, 1996 (5)
              3(ii).04    Registrant's Bylaws (1)
              3(ii).05    Registrants Bylaws, as amended (5)
              4.01        Form of Specimen Certificate for Registrant's Common Stock (1)
              4.02        Third Amended Registration Rights Agreement dated March 10, 1993, as amended (1)
              4.03        Second Waiver and Amendment to Third Amended Registration Rights
                              Agreement (4)
              4.04        Registration Rights Agreement dated as of August 30, 1996 by and among the
                              Registrant and the former shareholders of Risk Data Corporation (2)
              4.05        Registration Rights Agreement dated as of October 25, 1996 by and among the
                              Registrant and the former shareholders of Retek Distribution Corporation (3)
              4.06        Amendment No. 1 to the Registration Rights Agreement dated as of February 24, 1997 by and between the Registrant and the former shareholders of Retek Distribution
                              Corporation *
              10.01       Registrant's 1987 Stock Option Plan and related documents (1)
              10.02       Registrant's 1995 Equity Incentive Plan and related documents as amended
                              December 6, 1996 *
              10.03       Registrant's 1995 Directors Stock Option Plan and related documents (1)
              10.04       Registrant's 1995 Employee Stock Purchase Plan and related documents (1)
              10.05       Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers (1)
              10.06       Office Building Lease dated as of December 1, 1993, as amended effective
                              February 1, 1994 and June 1, 1994, between Registrant and PacCor Partners (1)
              10.07       Marketing Agreement dated as of June 24, 1993 between Registrant and
                              First Data Resources, Inc. (1) (6)
              10.08       License Agreement dated as of June 24, 1993, as amended October 18, 1993,
                              September 16, 1994 and by letter amendment, with Addendum dated
                              January 21, 1994, as amended February 15, 1995, between Registrant and
                              First Data Resources, Inc. (1) (6)
              10.09       Loan and Security Agreement dated as of September 23, 1992, as amended
                              October 28, 1993, July 21, 1994, May 26, 1995 and August 31, 1995,
                              between Registrant and Silicon Valley Bank (4)
              10.10       Amended Loan and Security Agreement dated as of July 10, 1996, between the Company and Silicon Valley Bank (7)
              10.12       Office Building Lease dated as of June 17, 1996, between Registrant and Williams
                              Properties I, LLC & Williams Properties II, LLC
              10.13       Employment Agreement dated as of September 10, 1996, by and between Aptex
                              Software Inc. and Michael A. Thiemann (8)
              10.14       Investors' Rights Agreement dated as of September 10, 1996, by and among
                              Aptex Software Inc., HNC Software Inc. and Michael A. Thiemann (8)
                              Restricted Stock Purchase Agreement dated as of September 10, 1996, by and between Aptex Software Inc. and Michael Thiemann (8)
              10.16       Aptex Software Inc.'s 1996 Equity Incentive Plan and related documents
              11.01       Statement Regarding Computation of Per Share Earnings
              13.01       1996 Annual Report to Stockholders (to be deemed filed only to the extent provided in Item 6.01(b) (13) of Regulation S-K) *
              21.01       List of Registrant's subsidiaries
              23.01       Consent of Price Waterhouse LLP, Independent Accountants *
              24.01       Power of Attorney (See "Signatures")
              27.01       Financial Data Schedule

__________________________________

          *     Filed herewith as a part of this amendment to Report.

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

         (6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 as originally filed on November 14, 1996.

         (7) Confidential treatment has been granted for certain portions of this document. Such portions have been omitted from the filing and have been filed separately with the Securities and Exchange Commission.

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

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 10, 1997

                                 HNC SOFTWARE INC.



                                 BY:    /S/ RAYMOND V. THOMAS
                                    --------------------------------------------
                                        Raymond V. Thomas
                                        Vice President, Finance & Administration
                                          and Chief Financial Officer


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



       SIGNATURE                                   TITLE                                              DATE
       ---------                                   -----                                              ----
/s/ Robert L. North*                       President and Chief Executive Officer                April 10, 1997
-----------------------------------        (Principal Executive Officer)
Robert L. North



/s/ Raymond V. Thomas                      Vice President, Finance & Administration             April 10, 1997
-----------------------------------        and Chief Financial Officer (Principal
Raymond V. Thomas                          Financial Officer and Principal Accounting
                                           Officer)


/s/ Edward K. Chandler*                    Director                                             April 10, 1997
-----------------------------------
Edward K. Chandler



/s/ Oliver D. Curme*                       Director                                             April 10, 1997
-----------------------------------
Oliver D. Curme



/s/ Roger L. Evans*                        Director                                             April 10, 1997
-----------------------------------
Roger L. Evans



/s/ Thomas F. Farb*                        Director                                             April 10, 1997
-----------------------------------
Thomas F. Farb

/s/ Charles H. Gaylord, Jr.*               Director                                             April 10, 1997
-----------------------------------
Charles H. Gaylord, Jr.


* BY:/S/ RAYMOND V. THOMAS
     -----------------------
    Raymond V. Thomas
    Attorney-in-fact

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                             EXHIBIT TITLE
------                             -------------
  2.01        Agreement and Plan of Merger by and between the Registrant and HNC Software Inc., a California corporation (1)
  2.02        Agreement and Plan of Reorganization dated as of July 19, 1996 by and among the Registrant, HNC Merger Corp. and Risk Data Corporation, as amended (2)
  2.03        Agreement of Merger dated August 30, 1996 by and between HNC Merger
                 Corp. and Risk Data Corporation (2)
  2.04        Exchange Agreement dated as of October 25, 1996 by and among the Registrant,
                 Retek Distribution Corporation and the shareholders of Retek
                 Distribution Corporation (3)
  2.05        Form of Option Exchange Agreement between the Registrant and each person who held outstanding options to purchase shares of Retek Distribution
                 Corporation on November 29, 1996 (3)
3(i).01       Registrant's Certificate of Designation of Preferred Stock (1)
3(i).02       Registrant's Certificate of Elimination (4)
3(i).03       Registrant's Restated Certificate of Incorporation filed with the Secretary of
                 State of Delaware on June 13, 1996 (5)
3(ii).04      Registrant's Bylaws (1)
3(ii).05      Registrant's Bylaws, as amended (5)
  4.01        Form of Specimen Certificate for Registrant's Common Stock (1)
  4.02        Third Amended Registration Rights Agreement dated March 10, 1993, as amended (1)
  4.03        Second Waiver and Amendment to Third Amended Registration Rights
                 Agreement (4)
  4.04        Registration Rights Agreement dated as of August 30, 1996 by and among the
                 Registrant and the former shareholders of Risk Data Corporation (2)
  4.05        Registration Rights Agreement dated as of October 25, 1996 by and among the
                 Registrant and the former shareholders of Retek Distribution Corporation (3)
  4.06        Amendment No. 1 to the Registration Rights Agreement dated as of February 24, 1997 by and between the Registrant and the former shareholders of Retek Distribution
                 Corporation*
 10.01        Registrant's 1987 Stock Option Plan and related documents (1)
 10.02        Registrant's 1995 Equity Incentive Plan and related documents, as amended December 6, 1996*
 10.03        Registrant's 1995 Directors Stock Option Plan and related documents (1)
 10.04        Registrant's 1995 Employee Stock Purchase Plan and related documents (1)
 10.05        Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers (1)
 10.06        Office Building Lease dated as of December 1, 1993, as amended effective
                 February 1, 1994 and June 1, 1994, between Registrant and PacCor Partners (1)
 10.07        Marketing Agreement dated as of June 24, 1993 between Registrant and
                 First Data Resources, Inc. (1) (6)
 10.08        License Agreement dated as of June 24, 1993, as amended October 18, 1993,
                 September 16, 1994 and by letter amendment, with Addendum dated
                 January 21, 1994, as amended February 15, 1995, between Registrant and
                 First Data Resources, Inc. (1) (6)
 10.09        Loan and Security Agreement dated as of September 23, 1992, as amended
                 October 28, 1993, July 21, 1994, May 26, 1995 and August 31, 1995,
                 between Registrant and Silicon Valley Bank (4)
 10.10        Amended Loan and Security Agreement dated as of July 10, 1996, between the Company and Silicon Valley Bank (7)
 10.12        Office Building Lease dated as of June 17, 1996, between Registrant and Williams
                 Properties I, LLC & Williams Properties II, LLC
 10.13        Employment Agreement dated as of September 10, 1996, by and between Aptex

                 Software Inc. and Michael A. Thiemann (8)
 10.14        Investors' Rights Agreement dated as of September 10, 1996, by and among
                 Aptex Software Inc., HNC Software Inc. and Michael A. Thiemann (8)
 10.15        Restricted Stock Purchase Agreement dated as of September 10, 1996, by and between
                 Aptex Software Inc. and Michael Thiemann (8)
 10.16        Aptex Software Inc.'s 1996 Equity Incentive Plan and related documents
 11.01        Statement Regarding Computation of Per Share Earnings
 13.01        1996 Annual Report to Stockholders (to be deemed filed only to the extent provided in Item 6.01(b) (13) of Regulation S-K)*
 21.01        List of Registrant's subsidiaries
 23.01        Consent of Price Waterhouse LLP, Independent Accountants*
 24.01        Power of Attorney (See "Signatures")
 27.01        Financial Data Schedule

__________________________________

*   Filed herewith as a part of this amendment to Report.
(1) Incorporated by reference to the Registrant's Form S-1 Registration Statement (File No. 33-91932).
(2) Incorporated by reference to the Registrant's Report on Form 8-K filed on September 12, 1996.
(3) Incorporated by reference to the Registrant's Report on Form 8-K filed on December 12, 1996.
(4) Incorporated by reference to the Registrant's Form S-1 Registration Statement (File No. 33-99980).
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 as originally filed on August 13, 1996.
(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 as originally filed on November 14, 1996.
(7) Confidential treatment has been granted for certain portions of this document. Such portions have been omitted from the filing and have been filed separately with the Securities and Exchange Commission.
(8)  Management Contract.