Form 10-Q
period 1997-03-31
HNC SOFTWARE INC/DE
filed 1997-05-15
CIK 945093

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM_________ TO_________.

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

                                   ----------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES X NO


AS OF APRIL 30, 1997 THERE WERE 19,282,520 SHARES OF COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING.

                                  INDEX LISTING
--------------------------------------------------------------------------------

                                                                                 Page
                                                                                Number
                                                                                ------
PART I      FINANCIAL INFORMATION

Item 1:     FINANCIAL STATEMENTS

             Consolidated Balance Sheet at March 31, 1997 (unaudited)              3
                and December 31, 1996.

             Consolidated Statement of Operations (unaudited) for the              4
               three month periods ended March 31, 1997 and 1996

             Consolidated Statement of Cash Flows (unaudited) for                  5
               the three month periods ended March 31, 1997
               and 1996

             Notes To Consolidated Financial Statements (unaudited)                6

Item 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                                   8

PART II      OTHER INFORMATION

Item 6:      EXHIBITS AND REPORTS ON FORM 8-K                                      15

PART III     EXHIBITS

             STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

             FINANCIAL DATA SCHEDULE

PART  I  -  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1:       FINANCIAL STATEMENTS

                                HNC SOFTWARE INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)


                                     ASSETS

                                                                           March 31,    December 31,
                                                                             1997          1996
                                                                          ----------    ------------
                                                                          (unaudited)
Current assets:
    Cash and cash equivalents                                             $  6,379       $  7,517
    Short-term investments                                                  10,075          7,353
    Accounts receivable, net                                                18,830         18,832
    Current portion of deferred income taxes                                 6,668          6,400
    Other current assets                                                     2,299          2,505
                                                                          --------       --------
        Total current assets                                                44,251         42,607
Property and equipment, net                                                  6,744          5,966
Deferred income taxes, less current portion                                 21,848         22,966
Other assets                                                                 3,236          3,305
Long-term investments                                                       21,392         19,375
                                                                          --------       --------
                                                                          $ 97,471       $ 94,219
                                                                          ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                       $  2,932       $  3,270
   Accrued liabilities                                                       3,408          4,058
   Deferred revenue                                                          4,527          3,377
   Other current liabilities                                                   340            418
                                                                          --------       --------
       Total current liabilities                                            11,207         11,123
                                                                          --------       --------
Other non-current liabilities                                                  593            683
                                                                          --------       --------

Common stock, $0.001 par value - 50,000 shares authorized:
       19,262 and 19,126 shares issued and outstanding, respectively            19             19
Paid-in capital                                                             84,711         83,554
Foreign currency translation adjustment                                        (25)            54
Unrealized loss on investments                                                 (62)           (59)
Retained earnings (accumulated deficit)                                      1,028         (1,155)
                                                                          --------       --------
       Total stockholders' equity                                           85,671         82,413
                                                                          --------       --------
                                                                          $ 97,471       $ 94,219
                                                                          ========       ========



          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                      Three Months Ended
                                                 -----------------------------
                                                 March 31, 1997 March 31, 1996
                                                 -------------- --------------
Revenues:
   Software license and installation                 $15,755      $  6,920

   Contracts and other                                 2,726         2,979
                                                     -------      --------
      Total revenues                                  18,481         9,899
                                                     -------      --------

Operating expenses:
   Software license and installation                   3,191         2,570
   Contracts and other                                 1,850         2,071
   Research and development                            4,277         2,336
   Sales and marketing                                 4,232         2,207
   General and administrative                          1,870         1,342
                                                     -------      --------
      Total operating expenses                        15,420        10,526
                                                     -------      --------

Operating income (loss)                                3,061          (627)

Other income, net                                        404           437
                                                     -------      --------
      Income (loss) before income tax provision        3,465          (190)
Income tax provision                                   1,282           537
                                                     -------      --------
           Net income (loss)                         $ 2,183      $   (727)
                                                     =======      ========

Net income (loss) per share                          $  0.11      $  (0.04)
                                                     =======      ========

Shares used in computing
   net income (loss) per share                        20,397        18,198
                                                     =======      ========



          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                             Three Months Ended
                                                                     ----------------------------------
                                                                     March 31, 1997      March 31, 1996
                                                                     --------------      --------------
Cash flows from operating activities:
    Net income (loss)                                                   $ 2,183             $   (727)
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                                     1,063                  679
        Changes in assets and liabilities:
            Accounts receivable, net                                          2                  989
            Other assets                                                     30               (1,404)
            Deferred income taxes                                          --                    520
            Accounts payable                                               (338)                 339
            Accrued liabilities                                            (650)                (115)
            Deferred revenue                                              1,150                1,640
            Other liabilities                                               (44)                (300)
                                                                        -------             --------
                Net cash provided by operating activities                 3,396                1,621
                                                                        -------             --------

Cash flows from investing activities:
    Purchases of investments                                             (9,723)             (18,443)
    Maturities of investments                                             1,904                4,382
    Proceeds from sale of investments                                     3,001
    Acquisitions of property and equipment                               (1,520)                (898)
                                                                        -------             --------
                Net cash used in investing activities                    (6,338)             (14,959)
                                                                        -------             --------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                              725                  521
    Tax benefit from stock options                                        1,282                 --
    Proceeds under bank line of credit                                                           764
    Repayments under bank line of credit                                                        (435)
    Repayment of debt from asset purchases                                                      (328)
    Repayment of capital lease obligations                                 (124)                (127)
                                                                        -------             --------
                Net cash provided by financing activities                 1,883                  395
                                                                        -------             --------

Effect of exchange rate changes on cash                                     (79)                --
                                                                        -------             --------
Net decrease in cash and cash equivalents                                (1,138)             (12,943)
Cash and cash equivalents at the beginning of the period                  7,517               20,583
                                                                        -------             --------

Cash and cash equivalents at the end of the period                      $ 6,379             $  7,640
                                                                        =======             ========



          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
--------------------------------------------------------------------------------

Note I      GENERAL
         In management's opinion, the accompanying unaudited consolidated financial statements for HNC Software Inc. (the "Company") for the three months ended March 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except the December 31, 1996 balance sheet. This report and the accompanying unaudited and audited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its 1996 Annual Report for the fiscal year ended December 31, 1996. Footnotes which would substantially duplicate the disclosures in the Company's audited financial statements for the fiscal year ended December 31, 1996 contained in the 1996 Annual Report have been omitted. The interim financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending December 31, 1997.


Note 2      NET INCOME (LOSS) PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("FAS128"), "Earnings Per Share," which the Company will adopt as required for all periods ending after December 15, 1997. Pursuant to this Statement, companies will replace the reporting of "primary" earnings per share ("EPS") with "basic" EPS. Basic EPS is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. "Fully diluted" EPS will be replaced by "diluted" EPS. Diluted EPS is computed similarly to fully diluted EPS under the provisions of APB Opinion No. 15.

         The pro forma effect of the adoption of FAS128 is as follows:

                                                     3/31/97           3/31/96
                                                     -------           -------
         Basic earnings (loss) per share              $ 0.11           $ (0.04)

         Diluted earnings (loss) per share            $ 0.11           $ (0.04)

Note 3      RECLASSIFICATIONS

         Certain prior period balances have been reclassified to conform to the current period presentation.

                                HNC SOFTWARE INC.
--------------------------------------------------------------------------------

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FORWARD LOOKING STATEMENTS:  NO ASSURANCES INTENDED

         This Item 2 contains certain forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the Company's ability to successfully develop new products for new markets; customer acceptance of new products; the Company's loss of a large customer or key personnel; the Company's acquisition of other businesses; the Company's ability to manage growth and to successfully integrate acquired businesses; the impact of competition on the Company's revenues, market share or ability to maintain its premium usage-based pricing terms and to generate recurring revenue from certain products; the availability to the Company, at reasonable cost, of data required to operate or update its intelligent decision software products; changes in law or regulatory requirements that adversely affect or preclude customers from using the Company's products for certain applications; the Company's inability to secure new government contracts for technology development; delays in the Company's introduction of new products; and failure by the Company to keep pace with emerging technologies. Accordingly, no assurances can be given that events or results mentioned in any such forward-looking statements will in fact occur.

         When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's reports filed with the Securities and Exchange Commission.

         THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         REVENUES. Revenues for the three months ended March 31, 1997 were $18.5 million, an increase of 87% over revenues of $9.9 million for the same period in the prior year. This increase was primarily due to greater software license and installation revenues, which were $15.8 million for the quarter ended March 31, 1997, an increase of 128% from $6.9 million for the comparable quarter in 1996. The Company's software license and installation revenues are derived from periodic license fees, perpetual license fees, installation fees and maintenance fees. This increase in software license and installation revenues was due primarily to the growth of license fee revenues from products of recently acquired companies, including the Retek Merchandising System, which provides management solutions for retailers, CompCompare, which permits insurers to compare historical costs of workers' compensation insurance claims, and MIRA, the worker's compensation loss reserves prediction product. Also contributing to the increase in software license and installation revenues was growth in revenue from Falcon license fees and, to a lesser extent, revenue from ProviderCompare, which enables insurers to compare the relative costs of health care providers' treatment of workers' compensation injuries. Contracts and other revenues for the three months ended March 31, 1997 were $2.7 million, a decrease of 8% as compared to $3.0 million for the same period in the prior year.

         Contracts and other revenues are derived primarily from development and consulting contracts with commercial customers and research and development contracts with the United States Government. All revenues for new product pilots (i.e., the first production installation of a product) are also reported as contract and other revenues. The Company had a greater number of new product pilot installations in process during the first quarter of fiscal 1996 than during the quarter ended March 31, 1997, which accounted in part for the decrease in contracts and other revenues during that quarter. Revenues from contract services are generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion.

         During 1996, the Company had a significant number of new product development projects in process consisting of new product pilot installations, most of which the Company expects to begin shipping in production versions in 1997. Any significant delay in the completion of these or other new products, or the failure of such products, if and when installed, to achieve any significant market acceptance, would have a material adverse effect upon the Company's business.

         The Company's success depends upon its ability to successfully enter new markets by developing new products for those markets on a timely and cost-effective basis. The Company's products often require customer data for decision model development and system installation. As a result, completion of new products may be delayed while the Company extracts sufficient amounts of statistically relevant data and develops the statistical models that form a product's core. During this development process, the Company relies on its potential customers in the new market to provide relevant industry data and to help train Company personnel in the use, relevance and meaning of the data in the specific industry. These relationships also assist the Company in establishing presence and credibility in the new market. There can be no assurance the Company will succeed in developing products that satisfy customers in new markets or that potential customers and other companies, most of which have significantly greater financial and marketing resources than the Company, will not compete with the Company in the future or will not otherwise discontinue their relationships with or support of the Company, either during development of the Company's products or thereafter.

         The Company's success will depend upon its ability to maintain competitive technologies, enhance its current products and develop new products for varied markets in a timely and cost-effective manner that meets changing market conditions, including evolving customer needs, new competitive product offerings, emerging industry standards and changing technology.

         The sales cycle associated with the purchase of the Company's products is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control.

         SOFTWARE LICENSE AND INSTALLATION EXPENSES. Software license and installation expense primarily consists of the Company's expenses for personnel engaged in installation and support, costs of travel to customer sites and the costs of documentation materials. Software license and installation expenses for the first quarter of 1997 were $3.2 million and constituted 20% of software and installation revenues for the quarter, whereas such expenses were $2.6 million and represented 37% of software and installation revenues in the first quarter of 1996. The primary reason for the increase in these expenses was increased staffing and associated costs in client services to support the increased volume of business. Software license and installation expenses represented a lower percentage of revenues in the quarter ended March 31, 1997 than in the comparable quarter in the prior year. This increase in gross margins was due in part to the fact that fewer pilot product installations (particularly for insurance and retail products) were in progress during the quarter ended March 31, 1997 than in the same quarter in 1996. Pilot product installations typically yield lower margins due to price discounts given to early adopter customers of new pilot products. When a pilot product is later sold to other non-pilot customers, the Company normally transitions to full pricing, and hence higher margins, for that product. A larger percentage of the revenue for the quarter ended March 31, 1997 was derived from full priced transactions. The Company also had a higher volume of full priced transactions for the quarter ended March 31, 1997 as compared to the same period of the prior year. Consequently, the Company's margins may vary from quarter to quarter depending upon, among other things, the relative mix of pilot product versus full priced product revenues for the quarter.


         CONTRACTS AND OTHER EXPENSES. Contracts and other expenses consist primarily of personnel-related expenses associated with the Company's performance of such contracts. Contracts and other expenses in the first quarter of 1997 were $1.9 million or 68% of contracts and other revenues as compared to $2.1 million or 70% of such revenues in the first quarter of 1996. The slight reduction in these expenses as a percent of revenues is due to higher pricing on commercial new product pilot contracts.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the first quarter of 1997 were $4.3 million or 23% of total revenues compared to $2.3 million or 24% of total revenues in the first quarter of the prior year. The increase in these expenses was due primarily to increases in staffing and related costs to support increased product development activities, primarily related to enhancements to the Falcon product, Retek Merchandising 7.0, Capstone, Retek's ARI product and Retek Data Warehouse, and to a lesser extent, Falcon Sentry, Colleague, AREAS, CompCompare, and ProviderCompare.


         SALES AND MARKETING EXPENSES. Sales and marketing expenses were $4.2 million or 23% of total revenues in the first quarter of 1997 compared to $2.2 million and 22% of total revenues in the first quarter of 1996. The increase in sales and marketing expenses was due primarily to increased staffing related to the Company's expansion of its direct sales and marketing staff, including opening sales offices in the United Kingdom, Japan, South Africa and France, and increased expenses for trade shows, advertising and other marketing programs to support the roll-out of new products.


         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1.9 million and 10% of total revenues in the first quarter of 1997, compared to $1.3 million and 14% of total revenues in the prior year. The increase in these costs was due to increased staffing and related expenses to support higher levels of sales and development activity of the Company resulting in part from the fiscal 1996 acquisitions of Risk Data Corporation and Retek Distribution Corporation. The decrease in general and administrative expenses as a percent of total revenues is due to relatively higher increases in revenues as compared to the increase in general and administrative expenses.

        OPERATING INCOME (LOSS). The above factors resulted in operating income of $3.1 million, constituting 17% of total revenues for the first quarter of 1997, compared to an operating loss of $627,000 or 6% of total revenues in the same quarter of the prior year.

         The Company's quarterly revenues and operating results have varied significantly in the past and may do so in the future. Although to date a significant portion of the Company's revenues has come from monthly usage fees under long-term contracts, there can be no assurance that the Company will continue to realize such recurring revenues or that customers under such contracts would not seek to cancel such contracts if the Company's products were not competitive or did not achieve effective results. A significant portion of the Company's business has been derived from substantial orders placed by large organizations, and the timing of such orders has caused material fluctuations in the Company's operating results. In addition, because the Company's Retek subsidiary generally provides its products to customers under perpetual licenses with no significant continuing obligations for which collection of the related receivable is probable, it recognizes the majority of its revenue upon the delivery of the software and acceptance by the customer. Thus, revenues derived by Retek may be more likely to be recognized in irregular patterns that may result in quarterly variations in the Company's revenues. The Company's expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, if anticipated revenues in any quarter do not occur or are delayed, the Company's operating results for the quarter would be disproportionately affected. The Company's operating results are also affected by seasonal trends. Such trends may include higher revenues in the third quarter and lower revenues in the fourth quarter as a result of fewer installations of the Falcon product scheduled during the fourth quarter when credit card activity is at peak levels. Operating results also may fluctuate due to factors such as the demand for the Company's products, product life cycles, the introduction and acceptance of new products and product enhancements by the Company or its competitors, changes in the mix of distribution channels through which the Company's products are offered, changes in the level of operating expenses, customer order deferrals in anticipation of new products, competitive conditions in the industry and economic conditions generally or in various industry segments.

         The Company expects quarterly fluctuations to continue for the foreseeable future. Accordingly, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of the Company's future performance. No assurance can be given that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

         OTHER INCOME, NET. Other income for the first quarter of 1997 was $404,000 compared to $437,000 in the first quarter of the prior year. The decrease was due to a reduction in interest income during the first quarter of 1997 as a result of lower cash and investment balances due to the repayment of the loans and notes payable of Risk Data Corporation and Retek Distribution Corporation. Lower interest rates also contributed to the reduction in interest income.
         INCOME (LOSS) BEFORE INCOME TAX PROVISION. The resulting income before income tax provision for the first quarter of 1997 was $3.5 million or 19% of total revenues, compared to a loss before tax provision of $190,000 or 2% of total revenues for the comparable quarter of 1996.

         INCOME TAX PROVISION. The income tax provisions of $1.3 million and $537,000 in the first quarters of 1997 and 1996, respectively, are based on management's estimates of the effective tax rates to be incurred by the Company during those respective full fiscal years. The loss before income tax provision of $190,000 for the first three months of 1996 includes losses incurred by Risk Data Corporation and Retek Distribution Corporation for which no tax benefit was available during that period.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities during the first quarter of 1997 of $3.4 million represented net income before depreciation and amortization of approximately $3.2 million, further increased by a net increase in deferred revenue of $1.2 million related to contract and license prepayments, and offset by decreases in accrued liabilities of $650,000 and accounts payable of $338,000. Net cash provided by operating activities during the first quarter of 1996 of $1.6 million represented a net loss before depreciation and amortization of approximately $48,000. This was increased by a net increase in deferred revenue of $1.6 million related to contract and license prepayments, and decreases in accounts receivable of $989,000 and deferred tax assets of $520,000 offset by a increase in other assets of $1.4 million.

         Net cash used in investing activities was $6.3 million during the first quarter of 1997, primarily due to net purchases of investments of $4.8 million. In addition, the Company expended $1.5 million for property and equipment during the first quarter of 1997, including $1.3 million for computer equipment to support the increased staffing across the Company. Net cash used in investing activities was $15.0 million during the first quarter of 1996 as a result of net purchases of investments of $14.1 million. The Company also acquired approximately $898,000 of property and equipment (primarily computer equipment) during the first quarter of 1996.

         Net cash provided by financing activities was $1.9 million during the first quarter of 1997 primarily due to the tax benefit from stock option exercises of $1.3 million and the net proceeds from the issuance of common stock of $725,000, offset by capital lease repayments. Net cash provided by financing activities was $395,000 during the first quarter of 1996, primarily as a result of proceeds from Risk Data Corporation's bridge loan of $764,000 and the net proceeds from the issuance of common stock of $521,000, offset by repayments of the revolving line of credit, notes payable to stockholders and capital lease obligations totaling $890,000.

         At March 31, 1997, the Company had $37.8 million in cash, cash equivalents and investments. Management believes that the Company's cash and investments and cash generated from operations will be adequate for the Company's cash requirements for the next twelve months. Management intends to invest the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment grade securities. A portion of the Company's cash could be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies or data. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products, technologies or data.

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

              None

-----------------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HNC SOFTWARE INC.



Date:  May 15, 1997                 By:  /s/ Raymond V. Thomas
                                         ---------------------
                                         Raymond V. Thomas
                                         Vice President, Finance &
                                         Administration and Chief Financial
                                         Officer

                                         (for Registrant as duly authorized
                                         officer and as Principal Financial
                                         Officer and Principal Accounting
                                         Officer)

                                INDEX TO EXHIBITS


The following exhibits are filed with this Report:

         Exhibit 11.01   Statement Regarding Computation of Per Share Earnings

         Exhibit 27.01   Financial Data Schedule


-----------------------------