Form 10-Q
period 1997-06-30
HNC SOFTWARE INC/DE
filed 1997-08-13
CIK 945093

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ____ FROM TO ____.

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

                           -------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES [X] NO [ ]


AS OF JULY 31, 1997 THERE WERE 19,433,958 SHARES OF COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING.

================================================================================

                                  INDEX LISTING


                                                                              Page
                                                                             Number
                                                                             ------
PART I         FINANCIAL INFORMATION

Item 1:        FINANCIAL STATEMENTS

               Consolidated Balance Sheet at June 30, 1997 (unaudited)          3
                    and December 31, 1996.

               Consolidated Statement of Operations (unaudited) for the         4
                    three and six month periods ended June 30, 1997
                    and 1996

               Consolidated Statement of Cash Flows (unaudited) for             5
                    the six month periods ended June 30, 1997
                    and 1996

               Notes To Consolidated Financial Statements (unaudited)           6

Item 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                              9

PART II        OTHER INFORMATION

Item 6:        EXHIBITS AND REPORTS ON FORM 8-K                                19

PART III       EXHIBITS

               STATEMENT REGARDING COMPUTATION OF PER SHARE
               EARNINGS
               FINANCIAL DATA SCHEDULE

PART I - FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS

                                HNC SOFTWARE INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)


                                     ASSETS

                                                                                    June 30,         December 31,
                                                                                      1997               1996
                                                                                 -------------      -------------
                                                                                  (unaudited)
Current assets:
    Cash and cash equivalents                                                    $       5,366      $       7,517
    Short-term investments                                                              14,301              7,353
    Accounts receivable, net                                                            20,468             18,832
    Current portion of deferred income taxes                                             6,668              6,400
    Other current assets                                                                 2,629              2,505
                                                                                 -------------      -------------
        Total current assets                                                            49,432             42,607
Property and equipment, net                                                              6,921              5,966
Deferred income taxes, less current portion                                             21,415             22,966
Other assets                                                                             3,013              3,305
Long-term investments                                                                   22,658             19,375
                                                                                 -------------      -------------
                                                                                 $     103,439      $      94,219
                                                                                 =============      =============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                              $       2,751      $       3,270
   Accrued liabilities                                                                   5,469              4,058
   Deferred revenue                                                                      4,499              3,377
   Other current liabilities                                                               259                418
                                                                                 -------------      -------------
       Total current liabilities                                                        12,978             11,123
                                                                                 -------------      -------------
Other non-current liabilities                                                              493                683
                                                                                 -------------      -------------

Common stock, $0.001 par value - 50,000 shares authorized:
       19,421 and 19,126 shares issued and outstanding, respectively                        19                 19
Paid-in capital                                                                         86,396             83,554
Foreign currency translation adjustment                                                     22                 54
Unrealized gain (loss) on investments                                                       45                (59)
Retained earnings (accumulated deficit)                                                  3,486             (1,155)
                                                                                 -------------      -------------
       Total stockholders' equity                                                       89,968             82,413
                                                                                 -------------      -------------
                                                                                 $     103,439      $      94,219
                                                                                 =============      =============


          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                    Three Months Ended                  Six Months Ended
                                              -------------------------------     -------------------------------
                                              June 30, 1997     June 30, 1996     June 30, 1997     June 30, 1996
                                              -------------     -------------     -------------     -------------
Revenues:
   Software license and installation          $     19,184      $      9,505      $     34,939      $     16,425
   Contracts and other                               1,805             3,051             4,531             6,030
                                              ------------      ------------      ------------      ------------
      Total revenues                                20,989            12,556            39,470            22,455
                                              ------------      ------------      ------------      ------------

Operating expenses:
   Software license and installation                 4,254             2,676             7,445             5,246
   Contracts and other                               1,454             1,938             3,304             4,009
   Research and development                          4,771             3,223             9,048             5,559
   Sales and marketing                               4,885             2,614             9,117             4,821
   General and administrative                        2,161             1,496             4,031             2,838
                                              ------------      ------------      ------------      ------------
      Total operating expenses                      17,525            11,947            32,945            22,473
                                               ------------      ------------      ------------      ------------

Operating income (loss)                              3,464               609             6,525               (18)

Other income, net                                      438               395               842               832
                                              ------------      ------------      ------------      ------------
      Income before income tax provision             3,902             1,004             7,367               814
Income tax provision                                 1,444               638             2,726             1,175
                                              ------------      ------------      ------------      ------------
           Net income (loss)                  $      2,458      $        366      $      4,641      $       (361)
                                              ============      ============      ============      ============

Net income (loss) per share                   $       0.12      $       0.02      $       0.23      $      (0.02)
                                              ============      ============      ============      ============

Shares used in computing
   net income (loss) per share                      20,504            20,455            20,448            18,407
                                              ============      ============      ============      ============


          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                                 Six Months Ended
                                                                         ---------------------------------
                                                                         June 30, 1997       June 30, 1996
                                                                         -------------       -------------
Cash flows from operating activities:
    Net income (loss)                                                    $       4,641       $        (361)
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                                            2,035               1,311
        Changes in assets and liabilities:
            Accounts receivable, net                                            (1,636)             (4,118)
            Other assets                                                          (295)             (1,163)
            Deferred income taxes                                                 --                 1,139
            Accounts payable                                                      (519)              1,548
            Accrued liabilities                                                  1,411                 236
            Deferred revenue                                                     1,089               1,651
            Other liabilities                                                      (64)               (333)
                                                                         -------------       -------------
                Net cash provided by (used in) operating activities              6,662                 (90)
                                                                         -------------       -------------

Cash flows from investing activities:
    Purchases of investments                                                   (21,546)            (21,164)
    Maturities of investments                                                    6,350               1,655
    Proceeds from sale of investments                                            5,038               1,649
    Acquisitions of property and equipment                                      (2,496)             (1,739)
                                                                         -------------       -------------
                Net cash used in investing activities                          (12,654)            (19,599)
                                                                         -------------       -------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                                   1,698               1,005
    Tax benefit from stock options                                               2,427                --
    Proceeds under bank line of credit                                            --                   309
    Repayments under bank line of credit                                          --                  (623)
    Proceeds from issuance of bank notes payable                                  --                 1,999
    Repayment of debt from asset purchases                                        --                  (707)
    Repayment of capital lease obligations                                        (252)               (267)
                                                                         -------------       -------------
                Net cash provided by financing activities                        3,873               1,716
                                                                         -------------       -------------

Effect of exchange rate changes on cash                                            (32)               --
                                                                         -------------       -------------
Net decrease in cash and cash equivalents                                       (2,151)            (17,973)
Cash and cash equivalents at the beginning of the period                         7,517              20,583
                                                                         -------------       -------------

Cash and cash equivalents at the end of the period                       $       5,366       $       2,610
                                                                         =============       =============


          See accompanying notes to consolidated financial statements.

           HNC SOFTWARE INC.NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note I  GENERAL

         In management's opinion, the accompanying unaudited consolidated financial statements for HNC Software Inc. (the "Company") for the three and six month periods ended June 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except the December 31, 1996 balance sheet. This report and the accompanying unaudited and audited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report for the fiscal year ended December 31, 1996. Footnotes which would substantially duplicate the disclosures in the Company's audited financial statements for the fiscal year ended December 31, 1996 contained in the 1996 Annual Report have been omitted. The interim financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year ending December 31, 1997.


Note 2  BASIS OF PRESENTATION

         The consolidated financial statements and related notes give retroactive effect to the mergers on August 30, 1996 with Risk Data Corporation and on November 29, 1996 with Retek Distribution Corporation, for all periods presented, accounted for as poolings of interests.


Note 3  PENDING ACQUISITION

         On July 15, 1997, the Company announced that it had signed a definitive agreement to acquire CompReview, Inc. ("CompReview"). CompReview develops and markets integrated payment system and medical bill review software products and services that are used primarily by insurance carriers, managed care companies, state funds, large corporate self insurers, and third-party administrators ("TPA's") who pay or administer workers' compensation and personal injury insurance claims. This transaction has not yet been consummated and remains subject to the satisfaction of certain conditions, including approval of the Company's stockholders, clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and qualification of the transaction for "pooling of interests" accounting treatment. Under the current terms of the pending transaction, the consideration payable by the Company to acquire all of CompReview's stock would consist of an aggregate total of approximately 5,000,000 shares of the Company's Common Stock. HNC stock options will be issued in exchange for outstanding CompReview stock options.


Note 4  LINE OF CREDIT

         During July 1997, the Company entered into a Loan and Security Agreement with Wells Fargo Bank to provide for a $15 million unsecured revolving line of credit through July 11, 1999. The line of credit bears interest at the bank's prime rate or LIBOR plus 1.5% and requires an annual $5,000 commitment fee. The agreement requires that the Company maintain certain financial ratios and levels of working capital, tangible net worth and profitability, and also restricts the Company's ability to pay cash dividends, make loans, advances or investments without the bank's consent.

Note 5  NEW PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("FAS128"), "Earnings Per Share," which the Company will adopt as required for all periods ending after December 15, 1997. Pursuant to this Statement, companies will replace the reporting of "primary" earnings per share ("EPS") with "basic" EPS. Basic EPS is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period, not including potential common stock. "Fully diluted" EPS will be replaced by "diluted" EPS. Diluted EPS is computed similarly to fully diluted EPS under the provisions of APB Opinion No. 15.

         The pro forma effect of the adoption of FAS128 is as follows:

                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    6/30/97        6/30/96         6/30/97        6/30/96
                                                    -------        -------         -------        -------

         Basic earnings (loss) per share            $ 0.13         $ 0.02          $ 0.24         $ (0.02)
         Diluted earnings (loss) per share          $ 0.12         $ 0.02          $ 0.23         $ (0.02)

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("FAS130"), "Reporting Comprehensive Income." The Company will adopt FAS130 as required for all periods beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." The Company is currently evaluating the impact that the adoption of FAS130 will have on its financial statements.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("FAS131"), "Disclosures about Segments of an Enterprise and Related Information." The Company will adopt FAS131 as required for all periods beginning after December 15, 1997, commencing with its annual financial statements for the year ended December 31, 1998. This statement requires the disclosure of certain information about operating segments in the financial statements. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is currently evaluating the impact that the adoption of FAS131 will have on its financial statements.


Note 6  LEASES

         On May 30, 1997, the Company's Retek subsidiary entered into a new lease for approximately 42,226 square feet in which to locate its Minneapolis headquarters. This facility will be leased to Retek through the year 2004 with an option to extend the lease for two additional periods of five years each.


Note 7  RECLASSIFICATIONS

         Certain prior period balances have been reclassified to conform to the current period presentation.

                                HNC SOFTWARE INC.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FORWARD LOOKING STATEMENTS:  NO ASSURANCES INTENDED

         This Item 2 contains certain forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the Company's ability to successfully develop new products for both new markets and markets currently served by the Company; the Company's ability to successfully market its products to international customers; customer acceptance of new products; the Company's loss of a large customer or key personnel; the Company's acquisition of (or failure to acquire) other businesses; the Company's ability to manage growth and to successfully integrate acquired businesses; the impact of competition (including competition from customers' internal development staffs) on the Company's revenues, market share or ability to maintain its premium usage-based pricing terms and to generate recurring revenue from certain products; the availability to the Company, at reasonable cost, of data required to operate or update its intelligent decision software products; changes in law or regulatory requirements that adversely affect or preclude customers from using the Company's products for certain applications; the Company's inability to secure new government contracts for technology development; delays in the Company's introduction of new products; and failure by the Company to keep pace with emerging technologies. Accordingly, no assurances can be given that events or results mentioned in any such forward-looking statements will in fact occur.

         When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions related to future events are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission.

         The Company's quarterly revenues and operating results have varied significantly in the past and may do so in the future. Although to date a significant portion of the Company's revenues has come from monthly usage fees under long-term contracts, there can be no assurance that the Company will continue to realize such recurring revenues or that customers under such contracts would not seek to cancel such contracts if the Company's products were not competitive or did not achieve effective results. A significant portion of the Company's business has been derived from substantial orders placed by large organizations, and the timing of such orders has caused material fluctuations in the Company's operating results. In addition, because the Company provides certain of its products to customers under perpetual licenses with no significant continuing obligations for which collection of the related receivable is probable, it recognizes the majority of its revenue upon the delivery of the software and acceptance by the customer. Thus, revenues derived by the Company may be more likely to be recognized in irregular patterns that may result in quarterly variations in the Company's revenues.

         The Company's expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, if anticipated revenues in any quarter do not occur or are delayed, the Company's operating results for the quarter would be disproportionately affected. Operating results also may fluctuate due to factors such as the demand for the Company's products, product life cycles, the introduction and acceptance of new products and product enhancements by the Company or its competitors, changes in the mix of distribution channels through which the Company's products are offered, changes in the level of operating expenses, customer order deferrals in anticipation of new products, competitive conditions in the industry and economic conditions generally or in various industry segments.

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


         THREE MONTHS ENDED JUNE 30, 1997 AND 1996 REVENUES.

         Revenues for the three months ended June 30, 1997 were $21.0 million, an increase of 67% over revenues of $12.6 million for the same period in the prior year. This increase was due to greater software license and installation revenues, which were $19.2 million for the quarter ended June 30, 1997, an increase of 102% from $9.5 million for the comparable quarter in 1996. The Company's software license and installation revenues are derived from periodic recurring license fees, perpetual license fees, installation fees and maintenance fees. This increase in software license and installation revenues was due primarily to the growth of license fee revenues from products of recently acquired companies, including the Retek Merchandising System, which provides management solutions for retailers, and PMAdvisor, a product developed by the Company's Risk Data subsidiary that automates the comparison of therapy treatments against clinical guidelines. Other products contributing to the increase in software license and installation revenues were Capstone, which processes credit card applications, ProfitMax, which detects fraud in credit card applications, and growth in revenue from Falcon license fees.

        Contracts and other revenues for the three months ended June 30, 1997 were $1.8 million, a decrease of 41% as compared to $3.1 million for the same period in the prior year. Contracts and other revenues are derived primarily from development and consulting contracts with commercial customers and research and development contracts with the United States Government. All revenues for new product pilots (i.e., the first production installation of a product) are also reported as contract and other revenues. The Company had a fewer number of new product pilot installations in process during the quarter ended June 30, 1997 than during the quarter ended June 30, 1996, which accounted in part for the decrease in contracts and other revenues during that quarter. Revenues from contract services are generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion.

         During 1996, the Company had a significant number of new product development projects in process consisting of new product pilot installations, most of which the Company began shipping in production versions in 1997. Any significant delay in the completion of these or other new products, or the failure of such products, if and when installed, to achieve any significant market acceptance, would have a material adverse effect upon the Company's business.

         The Company's success depends upon its ability to successfully enter new markets by developing new products for those markets on a timely and cost-effective basis. The Company's products often require customer data to develop the decision models and rules that comprise a product's decision engine system installation. As a result, completion of new products may be delayed while the Company extracts sufficient amounts of statistically relevant data and develops the statistical models that form a product's core. During this development process, the Company relies on its potential customers in the new market to provide relevant industry data and to help train Company personnel in the use, relevance and meaning of the data in the specific industry. These relationships also assist the Company in establishing presence and credibility in the new market. There can be no assurance the Company will succeed in developing products that satisfy customers in new markets or that potential customers and other companies, most of which have significantly greater financial and marketing resources than the Company, will not compete with the Company in the future or will not otherwise discontinue their relationships with or support of the Company, either during development of the Company's products or thereafter.

         The Company's success is also dependent on its ability to develop successful "follow on" products that are marketed to existing customers in markets already served by the Company.

         The sales cycle associated with the purchase of the Company's products is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control.

        The Company's success also depends upon its ability to maintain competitive technologies, enhance its current products and develop new products for varied markets in a timely and cost-effective manner that meets changing market conditions, including evolving customer needs, new competitive product offerings, emerging industry standards and changing technology.


         SOFTWARE LICENSE AND INSTALLATION EXPENSES. Software license and installation expense primarily consists of the Company's expenses for personnel engaged in installation and support activities, costs of travel to customer sites and the costs of documentation materials. Software license and installation expenses for the second quarter of 1997 were $4.3 million and constituted 22% of software and installation revenues for the quarter, whereas such expenses were $2.7 million and represented 28% of software and installation revenues in the second quarter of 1996. The primary reason for the increase in these expenses in absolute dollars was increased staffing and associated costs in client services to support the increased volume of business. Software license and installation expenses represented a lower percentage of revenues in the quarter ended June 30, 1997 than in the comparable quarter in the prior year. The increase in gross margins was due in part to the fact that the Company had a higher volume of full priced transactions for the quarter ended June 30, 1997 as compared to the same period of the prior year. Early adopter installations typically yield lower margins due to price discounts given to early adopter customers of new products. When a new product is later sold to other non-early adopter customers, the Company normally transitions to full pricing, and hence higher margins, for that product. A larger percentage of the revenue for the quarter ended June 30, 1997 was derived from such higher margin full priced transactions. Consequently, the Company's margins may vary from quarter to quarter depending upon, among other things, the relative mix of early adopter priced product revenues versus full priced product revenues for the quarter.


         CONTRACTS AND OTHER EXPENSES. Contracts and other expenses consist primarily of personnel-related expenses associated with the Company's performance of such contracts. Contracts and other expenses in the second quarter of 1997 were $1.5 million or 81% of contracts and other revenues as compared to $1.9 million or 64% of such revenues in the second quarter of 1996. The increase in these expenses as a percent of revenues is due to the completion of several higher margin commercial development contracts during the second quarter of 1997. The remaining development contracts are primarily government contacts and on-going model development projects, which typically yield lower margins than commercial new product pilot contracts.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the second quarter of 1997 were $4.8 million or 23% of total revenues compared to $3.2 million or 26% of total revenues in the second quarter of the prior year. The increase in these expenses in absolute dollars was due primarily to increases in staffing and related costs to support increased product development activities, primarily related to enhancements to Retek Merchandising, Retek Data Warehouse, and Retek's ARI product, and to a lesser extent, CompCompare, ProviderCompare, and Capstone.


         SALES AND MARKETING EXPENSES. Sales and marketing expenses were $4.9 million or 23% of total revenues in the second quarter of 1997 compared to $2.6 million or 21% of total revenues in the second quarter of 1996. The increase in sales and marketing expenses was due primarily to increased staffing related to the Company's expansion of its direct sales and marketing staff, including opening sales offices in Germany, South Africa and France, and increased expenses for trade shows, advertising and other marketing programs to support the roll-out of new products.


         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $2.2 million or 10% of total revenues in the second quarter of 1997, compared to $1.5 million or 12% of total revenues in the prior year. The increase in these costs was due to increased staffing and related expenses, including recruiting costs, to support higher levels of sales and development activity of the Company resulting in part from the fiscal 1996 acquisitions of Risk Data Corporation and Retek Distribution Corporation. The decrease in general and administrative expenses as a percent of total revenues is due to relatively higher increases in revenues as compared to the increase in general and administrative expenses.

         OPERATING INCOME. The above factors resulted in operating income of $3.5 million, constituting 17% of total revenues for the second quarter of 1997, compared to operating income of $609,000 or 5% of total revenues in the same quarter of the prior year.


         OTHER INCOME, NET. Other income for the second quarter of 1997 was $438,000 compared to $395,000 in the second quarter of the prior year. The increase was due to an increase in interest income during the second quarter of 1997 as a result of higher cash and investment balances due to the cash generated by operating activities.

         INCOME BEFORE INCOME TAX PROVISION. The resulting income before income tax provision for the second quarter of 1997 was $3.9 million or 19% of total revenues, compared to income before tax provision of $1.0 million or 8% of total revenues for the comparable quarter of 1996.


         INCOME TAX PROVISION. The income tax provisions of $1.4 million and $638,000 in the second quarters of 1997 and 1996, respectively, are based on management's estimates of the effective tax rates to be incurred by the Company during those respective full fiscal years. The income before income tax provision of $1.0 for the second quarter of 1996 includes losses incurred by Risk Data Corporation for which no tax benefit was available during that period, resulting in a higher than normal effective tax rate.


         SIX MONTHS ENDED JUNE 30, 1997 AND 1996 REVENUES.

         Revenues for the six months ended June 30, 1997 were $39.5 million, an increase of 76% over revenues of $22.5 million for the same period in the prior year. This increase was due to greater software license and installation revenues, which were $34.9 million for the six months ended June 30, 1997, an increase of 113% from $16.4 million for the comparable period in 1996. The Company's software license and installation revenues are derived from periodic license fees, perpetual license fees, installation fees and maintenance fees. This increase in software license and installation revenues was due primarily to the growth of license fee revenues from products of recently acquired companies, including the Retek Merchandising System, which provides management solutions for retailers, and PMAdvisor, which automates the comparison of therapy treatments against clinical guidelines. Also contributing to the increase in software license and installation revenues was growth in revenue from Falcon license fees, Capstone, which processes credit card applications, ProfitMax, which detects fraud in credit card applications and, to a lesser extent, revenue from CompCompare, which permits insurers to compare historical costs of workers' compensation insurance claims.

        Contracts and other revenues for the six months ended June 30, 1997 were $4.5 million, a decrease of 25% as compared to $6.0 million for the same period in the prior year. The Company had a fewer number of new product pilot installations in process during the six months ended June 30, 1997 than during the six months ended June 30, 1996, which accounted in part for the decrease in contracts and other revenues during that period. Revenues from contract services are generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion.

         During 1996, the Company had a significant number of new product development projects in process consisting of new product pilot installations, most of which the Company began shipping in production versions in 1997. Any significant delay in the completion of these or other new products, or the failure of such products, if and when installed, to achieve any significant market acceptance, would have a material adverse effect upon the Company's business.

         SOFTWARE LICENSE AND INSTALLATION EXPENSES. Software license and installation expense primarily consists of the Company's expenses for personnel engaged in installation and support, costs of travel to customer sites and the costs of documentation materials. Software license and installation expenses for the first six months of 1997 were $7.4 million and constituted 21% of software and installation revenues for the period, whereas such expenses were $5.2 million and represented 32% of software and installation revenues in the first six months of 1996. The primary reason for the increase in these expenses was increased staffing and associated costs in client services to support the increased volume of business. Software license and installation expenses represented a lower percentage of revenues in the period ended June 30, 1997 than in the comparable period in the prior year. The increase in gross margins was due in part to the fact that the Company had a higher volume of full priced transactions for the period ended June 30, 1997 as compared to the same period of the prior year. Early adopter installations typically yield lower margins due to price discounts given to early adopter customers of new products. When a new product is later sold to other non-early adopter customers, the Company normally transitions to full pricing, and hence higher margins, for that product. A larger percentage of the revenue for the period ended June 30, 1997 was derived from full priced transactions. Consequently, the Company's margins may vary from period to period depending upon, among other things, the relative mix of early adopter priced product revenues versus full priced product revenues for the period.


         CONTRACTS AND OTHER EXPENSES. Contracts and other expenses consist primarily of personnel-related expenses associated with the Company's performance of such contracts. Contracts and other expenses in the first six months of 1997 were $3.3 million or 73% of contracts and other revenues as compared to $4.0 million or 66% of such revenues in the first six months of 1996. The increase in these expenses as a percent of revenues is due to the completion of several higher margin commercial development contracts during the second quarter of 1997. The remaining development contracts are primarily government contacts and on-going model development projects which typically yield lower margins than commercial new product pilot contracts.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the first six months of 1997 were $9.0 million or 23% of total revenues compared to $5.6 million or 25% of total revenues in the first six months of the prior year. The increase in these expenses in absolute dollars was due primarily to increases in staffing and related costs to support increased product development activities, primarily related to enhancements to Retek Merchandising, Retek Data Warehouse, and Retek's ARI product, and to a lesser extent, CompCompare, ProviderCompare, and Capstone.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses were $9.1 million or 23% of total revenues in the first six months of 1997 compared to $4.8 million or 21% of total revenues in the first six months of 1996. The increase in sales and marketing expenses was due primarily to increased staffing related to the Company's expansion of its direct sales and marketing staff, including opening sales offices in the United Kingdom, Japan, South Africa, Germany, and France, and increased expenses for trade shows, advertising and other marketing programs to support the roll-out of new products.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $4.0 million or 10% of total revenues in the first six months of 1997, compared to $2.8 million or 13% of total revenues in the prior year. The increase in these costs was due to increased staffing and related expenses, including recruiting costs, to support higher levels of sales and development activity of the Company resulting in part from the fiscal 1996 acquisitions of Risk Data Corporation and Retek Distribution Corporation. The decrease in general and administrative expenses as a percent of total revenues is due to relatively higher increases in revenues as compared to the increase in general and administrative expenses.

         OPERATING INCOME (LOSS). The above factors resulted in operating income of $6.5 million, constituting 17% of total revenues for the first six months of 1997, compared to an operating loss of $18,000 in the same period of the prior year.

         OTHER INCOME, NET. Other income for the first six months of 1997 was $842,000 compared to $832,000 in the first six months of the prior year. The increase was due to an increase in interest income during the first six months of 1997 as a result of higher cash and investment balances due to the cash generated by operating activities. Interest income in the first six months of 1996 is offset by interest expense of $286,000 related to Risk Data's bank notes payable.

         INCOME BEFORE INCOME TAX PROVISION. The resulting income before income tax provision for the first six months of 1997 was $7.4 million or 19% of total revenues, compared to income before tax provision of $814,000 or 4% of total revenues for the comparable period of 1996.

         INCOME TAX PROVISION. The income tax provisions of $2.7 million and $1.2 million in the first six months of 1997 and 1996, respectively, are based on management's estimates of the effective tax rates to be incurred by the Company during those respective full fiscal years. The income before income tax provision of $814,000 for the first six months of 1996 includes losses incurred by Risk Data Corporation and Retek Distribution Corporation for which no tax benefit was available during that period, resulting in a higher than normal effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities during the first six months of 1997 was $6.7 million, which represented net income before depreciation and amortization of approximately $6.7 million, further increased by increases in accrued liabilities of $1.4 million and deferred revenue of $1.1 million, related to contract and license prepayments, and offset by increases in accounts receivable of $1.6 million and other assets of $295,000, and a decrease accounts payable of $519,000. Net cash used in operating activities during the first six months of 1996 of $90,000 represented net income before depreciation and amortization of approximately $950,000. This was increased by increases in deferred revenue of $1.7 million related to contract and license prepayments and accounts payable of $1.5 million, and a decrease in deferred tax assets of $1.1 million offset by increases in accounts receivable of $4.1 million and other assets of $1.2 million.

         Net cash used in investing activities was $12.7 million during the first six months of 1997, primarily due to net purchases of investments of $10.2 million. In addition, the Company expended $2.5 million for property and equipment during the first six months of 1997, including $2.2 million for computer equipment to support the increased staffing across the Company. Net cash used in investing activities was $19.6 million during the first six months of 1996 as a result of net purchases of investments of $17.9 million. The Company also acquired approximately $1.7 million of property and equipment (primarily computer equipment) during the first six months of 1996.

         Net cash provided by financing activities was $3.9 million during the first six months of 1997 primarily due to the tax benefit from stock option exercises of $2.4 million and the net proceeds from the issuance of common stock of $1.7 million, offset by capital lease repayments. Net cash provided by financing activities was $1.7 million during the first six months of 1996, primarily as a result of proceeds from Risk Data Corporation's bridge loan and bank line of credit totaling $2.3 million and the net proceeds from the issuance of common stock of $1.0 million, offset by repayments of the revolving line of credit, notes payable to stockholders and capital lease obligations totaling $1.6 million.

         At June 30, 1997, the Company had $42.3 million in cash, cash equivalents and investments. Management believes that the Company's cash and investments and cash generated from operations will be adequate for the Company's cash requirements for the next twelve months. Management intends to invest the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment grade securities. A portion of the Company's cash could be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies or data. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products, technologies or data.

PART II - OTHER INFORMATION


Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as exhibits with this
                  Report:


                  Exhibit 10.01 Retek Office Building Lease dated as of May 30, 1997, between Retek Information Systems, Inc. and Midwest Real Estate Holdings, Inc.

                  Exhibit 10.02 Loan and Security Agreement dated as of July 11, 1997, between the Company and Wells Fargo Bank, National Association

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

                                HNC SOFTWARE INC.



Date:  August 13, 1997      By: /s/ RAYMOND V. THOMAS
                                -----------------------------------------------
                                Raymond V. Thomas
                                Vice President, Finance & Administration and
                                Chief Financial Officer

                                (for Registrant as duly authorized officer and as Principal Financial Officer and Principal Accounting Officer)

                                INDEX TO EXHIBITS


The following exhibits are filed with this Report:

         Exhibit 10.01 Retek Office Building Lease dated as of May 30, 1997, between Retek Information Systems, Inc. and Midwest Real Estate Holdings, Inc.

         Exhibit 10.02 Loan and Security Agreement dated as of July 11, 1997, between the company and Wells Fargo Bank, National Association

         Exhibit 11.01   Statement Regarding Computation of Per Share Earnings

         Exhibit 27.01   Financial Data Schedule