Form 10-K/A
period 1996-12-31
HNC SOFTWARE INC/DE
filed 1997-10-20
CIK 945093

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          FORM 10-K/A - AMENDMENT NO. 2



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




================================================================================

The Registrant hereby amends Items 6, 7, 8 and 14 of its Annual Report on Form 10-K for the year ended December 31, 1996 as follows:


ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------------------------
                                                                  1996          1995          1994          1993          1992
                                                                --------      --------      --------      --------      --------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(1):
Revenues:
     License and maintenance ..............................     $ 36,014      $ 16,878      $  9,266      $  4,447      $  2,731
     Installation and implementation ......................        6,691         4,648         3,757         1,768            --
     Contracts and other ..................................       11,128         9,146         7,651         6,614         6,716
                                                                --------      --------      --------      --------      --------
         Total revenues ...................................       53,833        30,672        20,674        12,829         9,447
                                                                --------      --------      --------      --------      --------
Operating expenses:
     License and maintenance ..............................        8,697         4,509         3,593         1,621           931
     Installation and implementation ......................        2,714         1,425         1,254           907            --
     Contracts and other ..................................        7,694         6,894         5,040         4,022         4,217
     Research and development .............................       13,271         6,581         4,344         2,095         1,484
     Sales and marketing ..................................       10,705         6,422         3,603         2,096         1,227
     General and administrative ...........................        6,634         3,699         2,591         1,677         1,564
                                                                --------      --------      --------      --------      --------
         Total operating expenses .........................       49,715        29,530        20,425        12,418         9,423
                                                                --------      --------      --------      --------      --------

Operating income ..........................................        4,118         1,142           249           411            24
                                                                --------      --------      --------      --------      --------
Other income (expense), net ...............................        1,650           406          (156)         (135)          (16)
                                                                --------      --------      --------      --------      --------
     Income before income tax (benefit) provision .........        5,768         1,548            93           276             8
Income tax (benefit) provision ............................         (608)         (575)         (455)           13            18
                                                                --------      --------      --------      --------      --------
     Net income (loss) ....................................     $  6,376      $  2,123      $    548      $    263      $    (10)
                                                                ========      ========      ========      ========      ========

Pro forma net income per share(2)  ........................                   $   0.13      $   0.04
                                                                              ========      ========
Shares used in computing pro forma net income
      per share(2) ........................................                     16,901        13,870
                                                                              ========      ========

Net income per share ......................................     $   0.31
                                                                ========
Shares used in computing net income per share .............       20,367
                                                                ========

                                                                                      AS OF DECEMBER 31,
                                                            --------------------------------------------------------------
                                                              1996         1995         1994           1993         1992
                                                            --------     --------     --------      --------      --------
BALANCE SHEET DATA (1):
Cash, cash equivalents, and investments ...............     $ 34,245     $ 43,509     $  6,714      $  4,133      $  1,715
Working capital .......................................       31,484       36,057        8,582         5,008         3,245
Total assets ..........................................       94,219       58,947       17,139         9,471         5,542
Bank notes payable, less current portion ..............          264        1,373          931           367           957
Mandatorily redeemable convertible preferred stock ....         --           --         13,169        12,452        11,735
Total stockholders' equity (deficit)(3)  ..............       82,413       47,913       (1,998)       (6,788)      (10,412)

__________

(1) The consolidated financial data gives retroactive effect to the mergers on August 30, 1996 with Risk Data and on November 29, 1996 with Retek, for all periods presented, accounted for as poolings of interests.
(2) For an explanation of the determination of the number of shares used in computing pro forma net income per share, see Note 1 of Notes to Consolidated Financial Statements. These amounts give effect to the common stock dividend declared on March 5, 1996 and paid on April 3, 1996. See
     Note 1 of Notes to Consolidated Financial Statements.
(3) Excludes mandatorily redeemable convertible preferred stock as of December 31, 1994, 1993, and 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS


         The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by, or described in, such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the Company's ability to successfully develop new products for its current markets and new markets; the Company's loss of a large customer; the Company's inability to secure new government contracts for technology development; the impact of competition on the Company's revenues, market share or ability to maintain its premium usage-based pricing terms and to generate recurring revenue; the availability to the Company, at reasonable cost, of data required to operate or update its intelligent decision software products; changes in law or regulatory requirements that adversely affect or preclude customers from using the Company's products for certain applications; delays in the Company's introduction of new products; and failure by the Company to keep pace with emerging technologies.

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



OVERVIEW

         HNC Software Inc. develops, markets and supports intelligent client-server software solutions for mission-critical decision applications in real-time environments. HNC employs proprietary neural-network predictive models in many of its products to convert existing data and business experiences into meaningful recommendations and actions. HNC was founded in 1986 to provide software tools and contracted technology services using neural-network technology. The Company has leveraged its client-server software architecture across a wide range of markets. Current HNC software products detect credit/debit card fraud (Falcon), manage merchant risk (Eagle), manage credit card profitability (ProfitMax), detect fraud in credit card applications (Falcon Sentry), process credit card applications (Capstone), analyze multiple credit card portfolios (Falcon Select), automate lending decisions (Colleague), automate home valuation (AREAS), manage retail inventories (SkuPLAN), provide management solutions to retailers (the Retek Merchandising System), extract information from customers' databases (DataBase Mining Workstation) and estimate loss reserves for workers' compensation insurance claims (MIRA).

         During fiscal 1996 the Company continued new product development with the announcements of ProfitMax Bankruptcy, a neural network module to predict credit card bankruptcy cases; Falcon Expert, an add-on module to Falcon that allows Falcon users to customize their fraud management operations, ProviderCompare, which enables insurers to compare the relative costs of health care providers with respect to treating workers' compensation injuries, CompCompare, a product that permits insurers to compare historical costs of workers' compensation insurance claims, PMAdvisor, a software system to automate comparisons of therapy treatments against clinical guidelines, Retek Data Warehouse, an enterprise-wide data warehouse tuned and tailored for the retail industry, and Active Retail Intelligence (ARI), a management decision system that can identify performance exceptions and appropriate corrective actions. The Company also performs contract research and development using neural networks and other computational intelligence methods.

         During 1996, the Company established Aptex Software Inc. ("Aptex"), a partially owned subsidiary, in proter to exploit certain text analysis technology that is being used to develop products for the Internet environment and other markets, such as the education market. Aptex develops commercial applications of the Company's Content Vector modeling techniques that were originally developed by the Company under U.S. Government contracts. During 1996, Aptex introduced three new products; Convectis, an intelligent document categorization and routing server; Vital ResourceMiner, an interactive textbook correlation system for publishers and school districts; and SelectCast, an Internet advertising placement server.

         On August 30, 1996 the Company consummated its acquisition of Risk Data Corporation ("RDC"), a company based in Irvine, California that is engaged in the business of developing and marketing proprietary software decision products for the workers' compensation insurance industry, including MIRA, a product for predicting loss reserves for workers' compensation insurance claims. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 1,891,456 common shares for all of the outstanding shares of RDC and RDC became a wholly owned subsidiary of the Company. See Note 2 of Notes to Consolidated Financial Statements. In addition, on November 29, 1996, the Company consummated its acquisition of Retek Distribution Corporation ("Retek"), a company that develops and markets merchandise management products for retailers and their vendors. Under the terms of the Retek agreement, which was accounted for as a pooling of interests, the Company exchanged 1,367,196 common shares for all of Retek's outstanding shares and Retek became a wholly owned subsidiary of the Company. See Note 2 of Notes to Consolidated Financial Statements. The Company anticipates that in the future it will from time to time continue to consider acquisitions of other businesses in order to expand the markets served by the Company and to acquire complementary technologies, products and personnel.

         During, 1996, the Company completed a distribution of common shares pursuant to a two-for-one common stock split as approved by its Board of Directors. The stock dividend was paid to the Company's stockholders of record as of the close of business on March 18, 1996, who received stock certificates representing one additional share of HNC common stock for each outstanding share then held. In addition, at a Special Meeting of Stockholders held on December 6, 1996, the number of shares of common stock reserved for issuance under the Company's 1995 Equity Incentive Plan was increased by 1,500,000 shares.

         After giving retroactive effect to the Company's acquisitions of RDC and Retek, accounted for as poolings of interests, from fiscal 1992 through fiscal 1996, HNC experienced compound annual growth in total revenues of 55%. This revenue growth resulted primarily from increased license fees for Falcon, Retek Merchandising System, MIRA and, to a lesser extent, from increased license and installation fees for Colleague, AREAS and SkuPLAN. Because of the sales, development and customization cycle associated with the Company's products, the Company has not received significant revenues to date from Falcon Select, Falcon Expert, Capstone, Sentry, Convectis, VITAL ResourceMiner, SelectCast, CompCompare or ProviderCompare.

         Since many of the Company's software solutions are enhanced by periodic decision model updates, the Company's customers realize significant value from the Company's ongoing services. In addition, the mission-critical nature of many of HNC's software solutions creates customer demand for long-term support commitments. The Company therefore markets most of its intelligent decision software solutions as an ongoing service that includes software licenses, decision model updates, application consulting and on-line or on-site support and maintenance. The Company's pricing for Falcon, Falcon Debit, Eagle, Areas, ProfitMax, MIRA, CompCompare and ProviderCompare typically includes an annual or monthly usage fee and a three to seven year contract commitment. In 1996, 1995 and 1994, recurring revenues from these long-term contracts represented 41.8%, 44.8% and 37.3% of the Company's total revenues and 52.7%, 63.8% and 59.2% of the Company's software license and installation revenues, respectively. As of December 31, 1996, the average recurring revenue contract term was approximately four and one-half years.

         The Company also derives a portion of its revenues from funded government and other contract research into solutions using neural networks and other computational intelligence methods. The Company currently performs contract research for the United States Government in areas that support HNC's commercial product development plans, such as mathematical modeling, automated text analysis and image understanding. Because of the Company's shift in strategy from being a software tools and contracted technology services company to a complete software solutions company, sales under prime contracts and subcontracts with the United States Government have declined to 3.0% of the Company's total revenues in 1996 from 7.3% in 1995 and from 11.3% in 1994. Most of these contracts, however, result in funding for basic research that may be useful in development of commercial products that would otherwise have been financed entirely by the Company.

         The Company's quarterly revenues and operating results have varied significantly in the past and may do so in the future. Although to date a significant portion of the Company's revenues has come from monthly usage fees under long-term contracts, there can be no assurance that the Company will continue to realize such recurring revenues or that customers under such contracts would not seek to cancel such contracts if the Company's products were not competitive or did not achieve effective results. A significant portion of the Company's business has been derived from substantial orders placed by large organizations, and the timing of such orders has caused material fluctuations in the Company's operating results. In addition, because the Company's Retek subsidiary generally provides its products to customers under perpeptual licenses, it tends to recognize the majority of its revenue upon delivery and the customer's acceptance of the software. Thus, revenues derived by Retek may be more likely to be recognized in irregular patterns that can result in quarterly variations in the Company's revenues. The Company's expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, if anticipated revenues in any quarter do not occur or are delayed, the Company's operating results for that quarter would be disproportionately affected. The Company's operating results are also affected by seasonal trends. Such trends may include higher revenues in the third quarter and lower revenues in the fourth quarter as a result of fewer installations of the Falcon product scheduled during the fourth quarter when credit card activity is at peak levels. Operating results also may fluctuate due to factors such as the demand for the Company's products, product life cycles, the introduction and acceptance of new products and product enhancements by the Company or its competitors, changes in the mix of distribution channels through which the Company's products are offered, changes in the level of operating expenses, customer order deferrals in anticipation of new products, competitive conditions in the industry and economic conditions generally or in various industry segments.

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



RESULTS OF OPERATIONS

         The consolidated financial data gives retroactive effect to the mergers on August 30, 1996 with Risk Data and on November 29, 1996 with Retek, for all periods presented, accounted for as poolings of interests.

         TOTAL REVENUES. The Company's revenues are comprised of license and maintenance revenues, installation and implementation revenues and contracts and other revenues. Total revenues increased by 75.5% to $53.8 million in 1996 and by 48.4% to $30.7 million in 1995. International operations and export sales represented 23.4% of total revenues in 1996, 17.9% in 1995, and 11.4% in 1994. Product licenses to First Data Resources, Inc., the largest provider of credit card charge receipt processing services to banks, accounted for 11.4%, 12.4% and 11.6% of the Company's total revenues during 1996, 1995 and 1994, respectively. Retek is currently more focused in international markets than HNC historically. The Company believes that international sales represent a significant opportunity for revenue growth and expects international sales to increase as a percent of total revenue. The Company intends to continue the expansion of its international sales efforts.

         License and Maintenance Revenues. The Company's license and maintenance revenues are derived from annual license fees, monthly license fees, perpetual license fees and annual maintenance fees. The Company typically licenses many of its products for an annual or monthly usage fee under long-term contracts that include software licenses, decision model updates, application consulting, on-line or on-site support and maintenance. Revenues from long-term software license agreements are recognized ratably over the respective license periods. Nonrefundable license fees are recognized as revenues when there is no significant continuing performance obligation under the agreement and collection is probable. Revenues from perpeptual software licenses are generally recognized upon delivery and acceptance by the customer. See Note 1 of Notes to Consolidated Financial Statements.

         License and maintenance revenues increased by 113.4% to $36.0 million in 1996 and by 82.1% to $16.9 million in 1995. The increase from 1995 to 1996 was due primarily to the growth in Falcon license fees and the growth of license fees of new products, including Retek's Merchandise Management System, MIRA, and SkuPLAN. Substantially all of the increase from 1994 to 1995 was derived from the growth in Falcon license fees, as Falcon continued to gain market acceptance.

         Installation and Implementation Revenues. Revenues from software installations and implementations are generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Amounts received in advance of performance under the contracts are recorded as deferred revenue and are generally recognized within one year from receipt. See Note 1 of Notes to Consolidated Financial Statements.

         Installation and implementation revenues increased by 43.9% to $6.7 million in 1996 and by 23.7% to $4.6 million in 1995. The increase from 1995 to 1996 was due primarily to growth in the installations of SkuPlan as this product moved from development into production. Substantially all of the increase from 1994 to 1995 was derived from new customer installations of Falcon, as Falcon continued to gain market acceptance.

         Contracts and Other Revenues. Contracts and other revenues are derived primarily from new product development contracts with commercial customers and research contracts with the United States Government. The Company typically contracts with one or two commercial partners for pilot development and installation of its new products and with the United States Government for additional research funds. Revenues from contract services are generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. See Note 1 of Notes to Consolidated Financial Statements.

         Contracts and other revenues increased by 21.7% to $11.1 million in 1996 and by 19.5% to $9.1 million in 1995. The increase in 1996 was primarily the result of greater revenues from commercial new product pilot installation contracts with customers in support of the Company's development of ProfitMax, a credit card portfolio management system, Capstone, an application processing system, and Sentry, an application fraud detection system. Increases in 1995 were primarily the result of new product pilot contracts for Colleague, SkuPLAN and Eagle. These products concluded their pilot phase during 1996. The increases in 1995 were partially offset by a reduction in revenues received from Mitek Systems, Inc. ("Mitek'') pursuant to a license agreement and a computer board supply agreement which expired during November 1995. Under this agreement, the Company received an initial license and support fee, received additional fees based on a percentage of Mitek's revenues and sold certain computer boards to Mitek. At the end of 1994, future sales of computer boards to Mitek were not estimated to be significant; therefore, the amount of initial license fee revenues recognized during 1994 were higher than during 1995 at $295,000 and $47,000, respectively. However, computer board sales under this agreement only actually decreased from $657,000 in 1994 to $527,000 in 1995 due primarily to higher than expected Mitek orders for boards during 1995 and higher per board sales prices during 1995 than during 1994. The Company does not expect material revenues in the future under this agreement. See Note 7 of Notes to Consolidated Financial Statements.

         During 1996 the Company had a significant number of new product development projects and new product pilot installations in process for products which it expects to begin shipping in production versions in 1997. There can be no assurance that any of these product development projects or pilot installations will be successful or be completed within anticipated time schedules or that the customers who serve as pilot installation sites will be satisfied with these products or agree to license them. If the Company's new product development efforts are unsuccessful, are not completed on a timely basis, or are not well received by pilot customers, the Company may be compelled to delay or entirely discontinue the release of production versions of these products, which would have a material adverse effect on the Company's results of operations.

         United States Government contracts accounted for 3.0%, 7.3% and 11.3% of the Company's total revenues during 1996, 1995, and 1994, respectively. Revenues from government contracts decreased to $1.6 million in 1996 from $2.3 million in 1995 and $2.3 million in 1994. This decrease was due primarily to a lengthening of the award process and budgetary constraints within the federal government. In each of 1996, 1995 and 1994, over 90% of the Company's total revenues from the United States Government were derived from research projects performed for various government defense agencies and companies under contract to such agencies. Any change in the pattern of government spending, reduced demand from the defense industry or the loss of any of the Company's major government contracts could have an adverse effect on the Company's business, financial condition and results of operations.

         GROSS MARGIN. The following table sets forth the gross margin for each of the Company's revenue categories for each of the comparison periods.

                                                YEARS ENDED DECEMBER 31,
                                               ------------------------
                                               1996      1995      1994
                                               ----      ----      ----
        License and maintenance ...........    75.9%     73.3%     61.2%
        Installation and implementation....    59.4%     69.3%     66.6%
        Contracts and other ...............    30.9%     24.6%     34.1%


         License and Maintenance Gross Margin. License and maintenance costs primarily represent the Company's expenses for personnel engaged in customer support, travel to customer sites and the costs of documentation materials. The Company's gross margin on licenses and maintenance improved to 75.9% in 1996 from 73.3% in 1995 and 61.2% in 1994. Gross margins improved primarily as a result of the Company's ability to move from price discounts for early adopters of its products to full pricing for products sold to subsequent customers as well as a higher volume of licenses by the Company's foreign subsidiaries, which generate relatively higher margins than domestic operations due, in part, to lower operating expenses as a result of less management and corporate infrastructure. The Company anticipates that gross margins on software licenses and maintenance will not change significantly, with some variation depending upon early adopter pricing for new products as they are introduced.


         Installation and Implementation Gross Margin. The Company's gross margins on installation and implementation revenues decreased to 59.4% in 1996 from 69.3% in 1995 due primarily to new installations of SkuPlan which had substantially lower margins than Falcon. Gross margins increased to 69.3% in 1995 from 66.6% in 1994 primarily as a result of increased efficiencies in the installation of Falcon.

         Contracts and Other Gross Margin. Contracts and other costs consist primarily of personnel-related costs. The Company's gross margin on contracts and other revenues was 30.9% in 1996, 24.6% in 1995 and 34.1% in 1994. The improvement in gross margins during 1996 is due primarily to the Company's increased ability to better price its new pilot projects with its customer base. Decreases in gross margins during 1995 were due primarily to the completion of the Mitek License Agreement and the corresponding decrease in Mitek revenues. Since the majority of the revenues from Mitek had relatively higher gross margins, contracts and other gross margins in 1994 were positively affected by the Company's relationship with Mitek. With the Mitek agreement substantially completed during 1995, the Company does not anticipate that its gross margin on contracts and other revenue will change significantly from the current level.

         OPERATING EXPENSES. Research and Development Expenses. Research and development expenses consist primarily of salaries and other personnel-related expenses, subcontracted services, depreciation for development equipment and supplies. Research and development expenses increased by 101.7% to $13.3 million in 1996 and by 51.5% to $6.6 million in 1995. Research and development expenses as a percentage of total revenues were 24.7% in 1996, 21.5% in 1995 and 21.0% in 1994. The primary reason for the increases was greater staffing to support more new product development programs, primarily for ProfitMax, Capstone, CompCompare, ProviderCompare, and Retek Merchandising 6.0. These costs also included the initial product development costs of the Company's Aptex business unit, which has not had a significant impact on revenues. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,'' requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is not established until completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. As a result, no significant software development costs were capitalized through December 31, 1996. The Company anticipates that research and development expenses will increase in dollar amount for the foreseeable future.

         The Company's success depends upon its ability to successfully enter new markets by developing new products on a timely and cost- effective basis. The Company's products often require customer data for decision model development and system installation. As a result, completion of new products may be delayed while the Company extracts sufficient amounts of statistically relevant data and develops the models. During this development process, the Company relies on its potential customers in the new market to provide data and to help train Company personnel in the use and meaning of the data in the specific industry. These relationships also assist the Company in establishing presence and credibility in the new market. There can be no assurance that these potential customers, most of which have significantly greater financial and marketing resources than the Company, will not compete with the Company in the future or will not otherwise discontinue their relationships with or support of the Company, either during development of the Company's products or thereafter.

         Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, travel, entertainment and promotional expenses. Sales and marketing expenses increased by 66.7% to $10.7 million in 1996 and by 78.2% to $6.4 million in 1995. Sales and marketing expenses as a percentage of total revenues were 19.9% in 1996, 20.9% in 1995 and 17.4% in 1994. The increases are primarily a result of increased staffing as the Company builds its direct sales and marketing staff, including opening sales offices in both Europe and Japan, and increased expenses for trade shows, advertising and other marketing programs. The Company expects sales and marketing expenses to continue to increase for the foreseeable future. Such expenses could also increase as a percentage of total revenues as the Company continues to develop a direct sales force in Europe, Japan and other international markets, expand its domestic sales and marketing organization and increase the breadth of its product line.

         General and Administrative Expenses. General and administrative expenses consist primarily of personnel costs for finance, contract administration, human resources and general management, as well as acquisition, insurance and professional services expenses. General and administrative expenses were $6.6 million in 1996, a 79.3% increase, and $3.7 million in 1995, a 42.8% increase. The primary reason for the increase during 1996 was $1.2 million of acquisition expenses related to the acquisitions of RDC and Retek. Contributing to the increase in 1996 and the primary reason for the increase during 1995 was increased staffing to support the Company's growth and additional expenses associated with being a public company. General and administrative expenses as a percentage of total revenues were 12.3% in 1996, 12.1% in 1995, and 12.5% in 1994.

         Other Income (Expense), Net. Interest and other income in 1996 was $2.1 million compared to $834,000 in 1995. The increase was primarily due to increased interest income in 1996 from higher cash and investment balances, which consisted primarily of the proceeds from the Company's initial public offering in June 1995 and secondary public offering in December 1995.

         Income Tax (Benefit) Provision. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The income tax (benefit) provision takes into account the effects of state income taxes, offset by utilization of net operating loss carryforwards. The income tax benefit of $608,000 in 1996 was primarily attributable to the recognition of a $2.7 million deferred tax asset based on anticipated future utilization of all of the remaining net operating loss carryforwards and research and development credit carryforwards relating to Risk Data Corporation and Retek Distribution Corporation, two companies that HNC acquired during fiscal 1996. That deferred tax asset had previously been offset by a valuation allowance. The Company released the valuation allowance during the fourth quarter of 1996, based upon management's assessment that it was more likely than not that the Company would realize the asset in future periods. Therefore, management does not anticipate recording significant income tax benefits in the future. The income tax benefit of $575,000 in 1995 was primarily attributable to the recognition of a $1.7 million deferred tax asset based on anticipated future utilization of all of the remaining net operating loss carryforwards and research and development credit carryforwards. The income tax benefit of $455,000 in 1994 was primarily attributable to the utilization of net operating loss carryforwards and the recognition of a $500,000 deferred tax asset based primarily on anticipated future utilization of net operating loss carryforwards.

         LIQUIDITY AND CAPITAL RESOURCES. Net cash provided by operating activities in 1996 of $641,000 represented net income before depreciation and amortization of approximately $9.7 million, further increased by contract and license prepayments of $1.5 million, and accounts payable of $1.8 million offset by increases in accounts receivable of $10.1 million and deferred taxes of $1.3 million. Net cash provided by operating activities in 1995 of $3.9 million represented net income before depreciation and amortization of approximately $3.7 million, further increased by contract and license prepayments of $1.3 million and accrued liabilities of $1.8 million, largely offset by increases in accounts and other receivables of $1.4 million and deferred income taxes of $1.5 million.

         Net cash used in investing activities was $8.1 million in 1996 primarily due to net purchases of investments of $4.3 million. In addition, the Company expended $3.9 million for property and equipment during 1996, including $3.2 million for computer equipment and $0.7 million for furniture, fixtures and leasehold improvements. Net cash used in investing activities was $24.0 million in 1995 primarily as a result of $22.0 million of net purchases of investments. The Company also acquired approximately $1.9 million of property and equipment in 1995, primarily for computer equipment.

         Net cash used in financing activities was $5.6 million in 1996 primarily due to the Company's repayment of $8.2 million of loans and notes payable of Risk Data Corporation and Retek Distribution Corporation, partially offset by proceeds from the issuance of common stock of $1.9 million and the tax benefit from stock options of $896,000. Net cash provided by financing activities was $35.2 million in 1995, primarily as a result of the Company's initial public offering in June 1995 and secondary public offering in December 1995. Net cash provided from financing activities was $5.3 million in 1994, primarily from preferred stock financing.

         As of December 31, 1996, the Company had $34.2 million in cash, cash equivalents, and investments. In July 1996, the Company amended its loan agreement with its bank. The amended loan agreement provides for a line of credit of up to $5.0 million through July 10, 1997 bearing interest at the bank's prime rate, which was 8.25% at December 31, 1996. The Company believes that its current cash balances, its credit facility and net cash provided by operating activities, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Management intends to invest the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment grade securities. A portion of the Company's cash could be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies or data. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products, technologies or data.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





       The following documents are filed as part of this report:
                 Report of Independent Accountants                                                   11
                 Consolidated Balance Sheet as of December 31, 1996 and 1995                         12
                 Consolidated Statement of Income for the years ended December 31,
                       1996, 1995 and 1994                                                           13
                 Consolidated Statement of Cash Flows for the years ended December 31,
                       1996, 1995 and 1994                                                           14
                 Consolidated Statement of Changes in Stockholders' Equity (Deficit) for
                       the years ended December 31, 1996, 1995 and 1994                              15
                 Notes to Consolidated Financial Statements                                          16





       The Selected Quarterly Financial Data required by this item appears on page 16 in the Company's 1996 Annual Report to Stockholders, and is incorporated herein by reference.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of HNC Software Inc.



In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of changes in stockholders' equity (deficit) present fairly, in all material respects, the financial position of HNC Software Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP



San Diego, California
January 21, 1997

                               HNC SOFTWARE INC.
                           CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                  DECEMBER 31,
                                                                             ----------------------
                                                                               1996          1995
                                                                             --------      --------
                                     ASSETS
Current assets:
    Cash and cash equivalents .............................................. $  7,517       $ 20,583

    Investments available for sale .........................................    7,353        14,590
    Accounts receivable, net ...............................................   19,468         6,996
    Current portion of deferred income taxes ...............................    6,400         1,702
    Other current assets ...................................................    1,869         1,561
                                                                             --------      --------
         Total current assets ..............................................   42,607        45,432
Investments available for sale .............................................   19,375         8,336
Deferred income taxes, less current portion ................................   22,966           346
Property and equipment, net ................................................    5,966         3,991
Other assets ...............................................................    3,305           842
                                                                             --------      --------
                                                                             $ 94,219      $ 58,947
                                                                             ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ....................................................... $  3,270     $   1,434
    Accrued liabilities ....................................................    4,058         2,818
    Deferred revenue .......................................................    3,377         2,101
    Bank line of credit ....................................................       --         2,195
    Other current liabilities ..............................................      418           827
                                                                             --------      --------
         Total current liabilities .........................................   11,123         9,375
                                                                             --------      --------
Notes payable to stockholders ..............................................       --         1,000
                                                                             --------      --------
Other non-current liabilities ..............................................      683           659
                                                                             --------      --------

Commitments and contingencies (Notes 6 and 11)

Stockholders' equity:
    Preferred stock, $0.001 par value - 4,000 shares authorized:
         no shares issued or outstanding ...................................       --            --

    Common stock, $0.001 par value - 50,000 and 40,000 shares authorized:
         19,126 and 17,892 shares issued and outstanding, respectively .....       19            18
    Paid-in capital ........................................................   83,554        55,334
    Unrealized (loss) gain on investments available for sale ...............      (59)           92
    Foreign currency translation adjustment ................................       54            --
    Accumulated deficit ....................................................   (1,155)       (7,531)
                                                                             --------      --------
         Total stockholders' equity ........................................   82,413        47,913
                                                                             --------      --------
                                                                             $ 94,219      $ 58,947
                                                                             ========      ========


            See accompanying notes to consolidated financial statements.

                               HNC SOFTWARE INC.
                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                         YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                    1996          1995           1994
                                                  --------      --------      --------
Revenues:
    License and maintenance .................     $ 36,014      $ 16,878      $  9,266
    Installation and implementation .........        6,691         4,648         3,757
    Contracts and other .....................       11,128         9,146         7,651
                                                  --------      --------      --------
         Total revenues .....................       53,833        30,672        20,674
                                                  --------      --------      --------

Operating expenses:
    License and maintenance .................        8,697         4,509         3,593
    Installation and implementation .........        2,714         1,425         1,254
    Contracts and other .....................        7,694         6,894         5,040
    Research and development ................       13,271         6,581         4,344
    Sales and marketing .....................       10,705         6,422         3,603
    General and administrative ..............        6,634         3,699         2,591
                                                  --------      --------      --------
         Total operating expenses ...........       49,715        29,530        20,425
                                                  --------      --------      --------
Operating income ............................        4,118         1,142           249
Interest and other income ...................        2,128           834           156
Interest expense ............................         (478)         (428)         (312)
                                                  --------      --------      --------
             Income before income tax benefit        5,768         1,548            93
Income tax benefit ..........................         (608)         (575)         (455)
                                                  --------      --------      --------
             Net income .....................     $  6,376      $  2,123      $    548
                                                  ========      ========      ========

Pro forma net income per share ..............                   $    .13      $    .04
                                                                ========      ========

Shares used in computing pro forma net income
    per share ...............................                     16,901        13,870
                                                                ========      ========

Net income per share ........................     $    .31
                                                  ========

Shares used in computing net income per share       20,367
                                                  ========





          See accompanying notes to consolidated financial statements.

                               HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      DECEMBER 31,
                                                                         ------------------------------------
                                                                           1996          1995           1994
                                                                         --------      --------      --------
Cash flows from operating activities:
    Net income .....................................................     $  6,376      $  2,123      $    548
    Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
         Depreciation and amortization .............................        3,344         1,589           629
         Changes in assets and liabilities:
             Accounts receivable, net ..............................      (10,100)       (1,393)       (1,754)
             Other assets ..........................................       (1,178)         (664)       (1,348)
             Deferred income taxes .................................       (1,332)       (1,548)         --
             Accounts payable ......................................        1,836           658           139
             Accrued liabilities ...................................          625         1,756           390
             Deferred revenue ......................................        1,472         1,337           (92)
             Other liabilities .....................................         (402)         --             280
                                                                         --------      --------      --------
                 Net cash provided by (used in) operating activities          641         3,858        (1,208)
                                                                         --------      --------      --------

Cash flows from investing activities:
    Purchases of investments .......................................      (26,113)      (28,666)       (7,134)
    Maturities of investments ......................................       18,125         4,182         6,000
    Proceeds from sale of investments ..............................        3,707         2,467          --
    Acquisitions of property and equipment .........................       (3,853)       (1,947)       (1,534)
                                                                         --------      --------      --------
                 Net cash used in investing activities .............       (8,134)      (23,964)       (2,668)
                                                                         --------      --------      --------

Cash flows from financing activities:
    Net proceeds from issuances of common stock ....................        1,935        33,726            10
    Net proceeds from issuance of preferred stock ..................         --            --           4,949
    Tax benefit from stock options .................................          896           800          --
    Proceeds under bank line of credit .............................          309         1,085         3,255
    Repayments under bank line of credit ...........................       (2,504)         (265)       (2,890)
    Proceeds from issuances of notes payable to stockholders .......         --           1,000          --
    Repayment of notes payable to stockholders .....................       (1,000)         --            --
    Repayment of debt from asset purchases .........................       (4,710)         --            --
    Capital lease payments .........................................         (553)         (502)         (304)
    Proceeds from issuances of bank notes payable ..................        1,999          --             603
    Repayments of bank notes payable ...............................       (1,999)         (687)         (348)
                                                                         --------      --------      --------
                 Net cash (used in) provided by financing activities       (5,627)       35,157         5,275
                                                                         --------      --------      --------

Effect of exchange rate changes on cash ............................           54          --            --
                                                                         --------      --------      --------
Net (decrease) increase in cash and cash equivalents ...............      (13,066)       15,051         1,399
Cash and cash equivalents at beginning of period ...................       20,583         5,532         4,133
                                                                         --------      --------      --------

Cash and cash equivalents at end of period .........................     $  7,517      $ 20,583      $  5,532
                                                                         ========      ========      ========

SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Assets purchased through issuance of debt ......................     $  4,710      $   --       $    --
                                                                         ========      ========      ========
    Acquisitions of property and equipment under capital leases ....     $    344      $    411      $  1,128
                                                                         ========      ========      ========
    Conversion of preferred stock ..................................     $   --        $ 13,518      $   --
                                                                         ========      ========      ========
    Accretion of dividends on mandatorily redeemable convertible
         preferred stock ...........................................     $   --        $    348      $    717
                                                                         ========      ========      ========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Interest paid ..................................................     $    448      $    390      $    305
                                                                         ========      ========      ========
    Income taxes paid ..............................................     $     50      $    144      $     30
                                                                         ========      ========      ========


          See accompanying notes to consolidated financial statements.

                               HNC SOFTWARE INC.
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                        PREFERRED STOCK
                                                          -------------------------------------------
                                                               SERIES A                  SERIES E              COMMON STOCK
                                                          SHARES     AMOUNT         SHARES     AMOUNT       SHARES       AMOUNT
                                                          ------     ------         ------     ------       ------       ------
BALANCE AT DECEMBER 31, 1993 .........................        380   $    --             --     $   --        3,730     $   4
Common stock options exercised .......................                                                          40
Issuance of Series E preferred stock,
      net of issuance costs ..........................                               1,282          1
Accretion of dividends ...............................
Net income ...........................................
                                                          -------    ------         ------     ------       ------      ------

BALANCE OF DECEMBER 31, 1994 .........................        380       --           1,282          1        3,770         4
Common stock options exercised .......................                                                         207
Accretion of dividends ...............................
Issuance of common stock in initial public
      offering, net of issuance costs ................                                                       2,376         2
Conversion of convertible preferred
      stock into common stock ........................       (380)                  (1,282)        (1)       8,956         9
Issuance of common stock in secondary
      public offering, net of issuance costs .........                                                       1,116         2
Issuance of common stock at inception
      of Retek (Note 2) ..............................                                                       1,367         1
Tax benefit from stock option transactions ...........
Unrealized gain on investments available
      for sale .......................................
Stock warrant exercised ..............................                                                         100
Net income ...........................................
                                                          ------     ------         ------     ------       ------      ------
BALANCE AT DECEMBER 31, 1995 .........................       --         --             --         --        17,892        18
Common stock options exercised .......................                                                       1,140         1
Common stock issued for Employee Stock
      Purchase Plan...................................                                                          94
Tax benefit from stock option transactions ...........
Tax benefit from Retek taxable pooling
      (Note 9)........................................                                                         --
Unrealized loss on investments available
      for sale  ......................................
Foreign currency translation adjustment ..............
Net income ...........................................
                                                          -------   -------        -------     ------    ---------    ------

BALANCE AT DECEMBER 31, 1996 .........................        --    $   --             --      $  --        19,126       $19
                                                          =======   =======        =======     ======    =========    ======


                                                                    UNREALIZED
                                                                  (LOSS) GAIN ON       FOREIGN                       TOTAL
                                                                    INVESTMENTS       CURRENCY                    STOCKHOLDERS'
                                                          PAID-IN    AVAILABLE       TRANSLATION  ACCUMULATED        EQUITY
                                                          CAPITAL    FOR SALE        ADJUSTMENT    (DEFICIT)       (DEFICIT)
                                                          ------- --------------     -----------  -----------     -------------
BALANCE AT DECEMBER 31, 1993 .........................    $ 6,302     $    --          $    --     $(13,094)       $  (6,788)
Common stock options exercised .......................         10                                                         10
Issuance of Series E preferred stock,
      net of issuance costs ..........................      4,948                                                      4,949
Accretion of dividends ...............................       (717)                                                      (717)
Net income ...........................................                                                  548              548
                                                          -------     -------          -------     --------        ---------
BALANCE OF DECEMBER 31, 1994 .........................     10,543          --               --      (12,546)          (1,998)
Common stock options exercised .......................         85                                                         85
Accretion of dividends ...............................       (348)                                                      (348)
Issuance of common stock in initial public
      offering, net of issuance costs ................     14,329                                                     14,331
Conversion of convertible preferred
      stock into common stock ........................     10,618                                     2,892           13,518
Issuance of common stock in secondary
      public offering, net of issuance costs .........     19,184                                                     19,186
Issuance of common stock at inception
      of Retek (Note 2) ..............................         (1)                                                        --

Tax benefit from stock option transactions ...........        800                                                        800
Unrealized gain on investments available
      for sale .......................................                     92                                             92
Stock warrant exercised ..............................        124                                                        124
Net income ...........................................                                                2,123            2,123
                                                          -------     -------          -------     --------        ---------
BALANCE AT DECEMBER 31, 1995 .........................     55,334          92               --       (7,531)          47,913
Common stock options exercised .......................      1,095                                                      1,096
Common stock issued for Employee Stock
      Purchase Plan...................................        839                                                        839
Tax benefit from stock option transactions ...........      7,889                                                      7,889
Tax benefit from Retek taxable pooling
      (Note 9)........................................     18,397                                                     18,397
Unrealized loss on investments available
      for sale  ......................................                   (151)                                          (151)
Foreign currency translation adjustment ..............                                      54                            54
Net income ...........................................                                                6,376            6,376
                                                          -------     -------          -------     --------        ---------

BALANCE AT DECEMBER 31, 1996 .........................    $83,554     $   (59)         $    54     $ (1,155)       $  82,413
                                                          =======     =======          =======     ========        =========



          See accompanying notes to consolidated financial statements.

                               HNC SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

    The Company

  HNC Software Inc. (the "Company") develops, markets and supports intelligent client-server software solutions for mission-critical decision applications in real-time environments. The Company also performs contract research and development using neural networks and other computational intelligence methods.

    Basis of Presentation

  The consolidated financial statements and related notes give retroactive effect to the mergers on August 30, 1996 with Risk Data Corporation ("RDC") and on November 29, 1996 with Retek Distribution Corporation ("Retek"), for all periods presented, accounted for as poolings of interests. RDC is an insurance information technology services firm engaged in the business of developing and marketing analytical benchmarking and risk management software products primarily for insurance carriers, state insurance funds and third party administrators. Retek develops, markets and installs inventory management system software primarily for customers in the retail industry.

  The consolidated balance sheet as of December 31, 1996 and 1995 includes the accounts of RDC and Retek as of December 31, 1996 and 1995. The consolidated statements of income, of cash flows and of changes in stockholders' equity (deficit) for each of the three years in the period ended December 31, 1996 include the results of RDC and Retek for the years then ended. The term "Company" as used in these consolidated financial statements refers to HNC Software Inc. and its subsidiaries, including RDC and Retek.

  No adjustments to conform accounting methods were required. Certain amounts have been reclassified with regard to presentation of the financial information of the two companies. Revenues and net income (loss) for each of the previously separate companies for the periods prior to their acquisitions are as follows:

                                                                       YEAR ENDED DECEMBER 31,
                        NINE MONTHS ENDED      SIX MONTHS ENDED      ----------------------------
                       SEPTEMBER 30, 1996       JUNE 30, 1996          1995               1994
                       ------------------       -------------          ----               ----
                           (unaudited)           (unaudited)
                            --------              --------           --------           --------
Revenues:
     HNC .........          $ 31,423              $ 16,478           $ 25,174           $ 16,473
     RDC .........              --                   2,600              4,577              4,201
     Retek .......             5,635                 3,377                921               --
                            --------              --------           --------           --------
                            $ 37,058              $ 22,455           $ 30,672           $ 20,674
                            ========              ========           ========           ========


Net income (loss):
     HNC .........          $    975              $  1,780           $  4,457           $  1,923
     RDC .........              --                  (2,184)            (1,952)            (1,375)
     Retek .......                93                    43               (382)              --
                            --------              --------           --------           --------
                            $  1,068              $   (361)          $  2,123           $    548
                            ========              ========           ========           ========

    Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

                               HNC SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


    Financial Statement Preparation

  The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Cash Equivalents

    Cash equivalents are highly liquid investments and consist of investments in money market accounts and commercial paper purchased with maturities of three months or less.

    Investments

  Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of and for the year ended December 31, 1994 based upon the Company's intent and ability, the Company classified such securities in the held-to-maturity category and recorded these securities at amortized cost, which approximated market value. As of December 31, 1995, the Company reassessed its intent and ability with respect to these securities. As a result of this reassessment, the Company reclassified all securities as "available for sale" and accounts for them accordingly on a prospective basis. Available for sale securities are carried at fair value with unrealized gains or losses related to these securities included in stockholders' equity in the Company's consolidated balance sheet.

   Property and Equipment

  Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets of three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining terms of the related leases. Repair and maintenance costs are charged to expense as incurred.

    Software Costs

  Software costs are recorded at cost and amortized over their estimated useful lives of 36 to 42 months. Software costs are comprised of purchased software and other rights which are recorded at the lower of cost or net realizable value. At December 31, 1996 and 1995, software costs of $2,561 and $0, respectively, are included in other assets in the consolidated balance sheet net of accumulated amortization of $642 and $0, respectively.

  Software product development costs incurred from the time technological feasibility is reached until the product is available for general release to customers are capitalized and reported at the lower of cost or net realizable value. Through December 31, 1996, no significant amounts were expended subsequent to reaching technological feasibility.

    Long-Lived Assets

  The Company investigates potential impairments of long-lived assets, certain identifiable intangibles and associated goodwill, on an exception basis, when events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. No such impairments of long-lived assets existed through December 31, 1996.

                               HNC SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


    Stock-Based Compensation

  The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense (Note 10).

    Revenue Recognition

  Revenue from long-term periodic software license agreements is generally recognized ratably over the respective license periods. Revenue from perpetual licenses of the Company's software for which there are no significant continuing obligations and collection of the related receivables is probable is recognized on delivery of the software and acceptance by the customer.

  Revenue from software installation and contract services is generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Amounts received in advance of performance under contracts are recorded as deferred revenue and are generally recognized within one year from receipt. Contract losses are recorded as a charge to income in the period such losses are first identified. Unbilled receivables are stated at estimated realizable value. Contract costs under government contracts, including indirect costs, are subject to audit and adjustment by negotiations between the Company and government representatives. Through 1990, indirect government contract costs have been agreed upon with government representatives. Revenues from government contracts have been recorded in amounts that are expected to be realized upon final settlement.

  Revenue from product sales, which is included in contracts and other revenue, is recognized upon shipment to the customer.

    Income Taxes

  Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities as well as the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount "more likely than not" to be realized in future tax returns. Tax rate changes are reflected in income during the period such changes are enacted.

    Foreign Currency Translation

  The financial statements of the Company's international operations are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and accumulated as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's local currency) are included in the consolidated statement of income and are not material.

                               HNC SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


    Diversification of Credit Risk

  The Company's financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents, investments and trade accounts receivable which are generally not collateralized. The Company's policy is to place its cash, cash equivalents and investments with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of its credit exposure. The Company's software license and installation agreements and commercial development contracts are primarily with customers in the financial services, insurance and retail industries. The Company maintains reserves for potential credit losses.

  During 1996, 1995 and 1994, sales under prime and subcontracts with the federal government represented 3.0%, 7.3%, and 11.3%, respectively, of the Company's total revenues. One domestic customer accounted for 11.4%, 12.4% and 11.6% of total revenues in 1996, 1995 and 1994, respectively. Revenues from international operations and export sales, primarily to Western Europe and Canada, represented approximately 23.4%, 17.9%, and 11.4% of total revenues in 1996, 1995 and 1994, respectively. Export sales were $7,310, $4,595 and $2,355 in 1996, 1995 and 1994, respectively.

    Disclosures about fair value of financial instruments

  The carrying amounts of cash and cash equivalents, accrued liabilities, the bank line of credit and notes payable to stockholders approximate fair value because of the short term maturities of these financial instruments. The carrying amounts of capital lease obligations approximate their fair values based on interest rates currently available to the Company for borrowings with similar terms and maturities.

    Reincorporation and stock split

  In May 1995, the stockholders approved an Agreement and Plan of Merger whereby the Company merged with and into a newly incorporated Delaware corporation ("HNC Delaware"), which is the surviving corporation. In conjunction with the merger, each share of the Company's common stock, preferred stock and options and warrants to purchase the Company's common stock was exchanged for one-half share of HNC Delaware's common stock, preferred stock and options and warrants to purchase HNC Delaware's common stock, at twice the exercise price for options and warrants. All references to share and per share amounts of common and preferred stock and other data in these financial statements have been retroactively restated to reflect the reincorporation.

  In April 1996, the Company consummated a two-for-one stock split effected in the form of a common stock dividend. All references in these consolidated financial statements to share and per share amounts have been adjusted to give retroactive effect to the stock split.

    Pro forma net income per share

  Pro forma net income per share is computed based on the weighted average number of common shares and common stock equivalents, using the treasury stock method, outstanding during the respective periods after giving retroactive effect to the conversion, which occurred upon the closing of the Company's initial public offering, of all outstanding shares of preferred stock into 8,957 shares of common stock. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all stock options granted from May 5, 1994 through June 26, 1995 have been included as outstanding for all periods prior to June 26, 1995 using the treasury stock method and the $7.00 initial public offering price per share. For periods prior to 1996, historical earnings per share are not presented because such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with the initial public offering.

                               HNC SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

   Net income per share

  Net income per share is computed based on the weighted average number of common shares and common stock equivalents, using the treasury stock method, outstanding during the period.

    Reclassifications

 Certain prior year balances have been reclassified to conform to the current year presentation.


NOTE 2 -- ACQUISITIONS

  On August 30, 1996, the Company completed an acquisition of Risk Data Corporation ("RDC"). Under the terms of the acquisition, accounted for as a pooling of interests, the Company exchanged 1,891 common shares for all of the then outstanding shares of RDC preferred and common stock. All periods presented have been retroactively restated (Note 1).

  On November 29, 1996, the Company completed an acquisition of all of the outstanding shares of Retek Distribution Corporation. Under the terms of the acquisition, accounted for as a pooling of interests, the Company exchanged 1,367 common shares for all of Retek's then outstanding shares. All periods presented have been retroactively restated (Note 1).

  Transaction costs of $563 and $515 were incurred to complete the mergers with RDC and Retek, respectively. Transaction costs were charged to income as incurred and consisted primarily of investment banker, legal and accounting fees, and printing, mailing and registration expenses.


NOTE 3 -- COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                            DECEMBER 31,
                                                   ----------------------------
                                                     1996                1995
                                                   ----------------------------
  Accounts receivable, net:
       Billed ..........................           $ 10,156            $  4,048
       Unbilled ........................              9,299               2,955
       Other ...........................                636                 496
                                                   --------            --------
                                                     20,091               7,499
Less allowance for doubtful accounts ...               (623)               (503)
                                                   --------            --------
                                                   $ 19,468            $  6,996
                                                   ========            ========


     Unbilled amounts represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be realized within one year.

                                                                 DECEMBER 31,
                                                        ---------------------------
                                                          1996               1995
                                                        ---------------------------
Property and equipment, net:
       Computer equipment ....................          $  8,409           $  4,934
       Furniture and fixtures ................             1,884              1,268
       Leasehold improvements ................               273                167
                                                        --------           --------
                                                          10,566              6,369
Less accumulated depreciation
       and amortization.......................            (4,600)            (2,378)
                                                        --------           --------
                                                        $  5,966           $  3,991
                                                        ========           ========

                               HNC SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              DECEMBER 31,
                                                        ------------------------
                                                         1996              1995
                                                        ------------------------
Accrued liabilities:
       Payroll and related benefits ........            $1,457            $1,126
       Vacation ............................               673               435
       Other ...............................             1,928             1,257
                                                        ------            ------
                                                        $4,058            $2,818
                                                        ======            ======


NOTE 4 -- INVESTMENTS

     At December 31, 1996 and 1995, the amortized cost and estimated fair value of investments available for sale were as follows:


                                                                DECEMBER 31, 1996
                                             -----------------------------------------------------------
                                             AMORTIZED      UNREALIZED       UNREALIZED           FAIR
                                                COST           GAINS           LOSSES             VALUE
                                             ---------      ----------       ----------           ----
Current:
U.S. government and
  federal agencies..................          $ 1,999          $ --            $    (2)          $ 1,997
U.S. corporate debt ................            3,149            --                 (6)            3,143
Foreign corporate debt .............            2,216            --                 (3)            2,213
                                              -------          ------          -------           -------
                                                7,364            --                (11)            7,353
                                              -------          ------          -------           -------
Non-current:
U.S. government and
  federal agencies..................          $16,213          $ --            $   (36)          $16,177
Foreign government debt ............            1,006            --                 (2)            1,004
U.S. corporate debt ................            1,702            --                 (8)            1,694
Foreign corporate debt .............              502            --                 (2)              500
                                              -------          ------          -------           -------
                                               19,423            --                (48)           19,375
                                              -------          ------          -------           -------
                                              $26,787          $ --            $   (59)          $26,728
                                              =======          ======          =======           =======

                                                                DECEMBER 31, 1995
                                             -------------------------------------------------------
                                             AMORTIZED       UNREALIZED      UNREALIZED         FAIR
                                               COST             GAINS          LOSSES           VALUE
                                             ---------       ----------      ----------         ----
Current:
U.S. government and
  federal agencies..................          $ 1,481          $     9          $--            $ 1,490
Foreign government debt ............            1,017                2           --              1,019
U.S. corporate debt ................            8,870               45           --              8,915
Foreign corporate debt .............            3,164                2           --              3,166
                                              -------          -------          -----          -------
                                               14,532               58           --             14,590
                                              -------          -------          -----          -------
Non-current:
Foreign government debt ............          $ 1,019                2           --              1,021
U.S. corporate debt ................            7,077               32           --              7,109
Foreign corporate debt .............              206             --             --                206
                                              -------          -------          -----          -------
                                                8,302               34           --              8,336
                                              -------          -------          -----          -------
                                              $22,834          $    92          $--            $22,926
                                              =======          =======          =====          =======

  Maturities for non-current investments in securities range from one to two years. Included in the Company's 1995 income statement is a realized gain in the amount of $3 related to the sale of held-to-maturity securities with an aggregate amortized cost in the amount of $2,464. No significant gains or losses were recognized during the year ended December 31, 1996. The cost of securities sold is determined by the specific identification method.

                               HNC SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5 -- NOTES PAYABLE

  The Company has a Loan and Security Agreement with a bank which provides for a $5,000 revolving line of credit through July 10, 1997. The agreement requires that the Company maintain certain financial ratios and levels of tangible net worth and also restricts the Company's ability to pay cash dividends and repurchase stock without the bank's consent. At December 31, 1996 and 1995, the Company had $0 outstanding under the revolving line of credit. Any borrowings under the agreement will be collateralized by substantially all of the Company's assets. Interest is payable monthly at the bank's prime rate, which was 8.25% at December 31, 1996.

  The RDC credit facility was comprised of a revolving line of credit secured by eligible accounts receivable as well as a bridge loan which was secured by the guarantees of certain stockholders. The revolving line of credit matured on January 5, 1997. The bridge loan matured on September 5, 1996. All outstanding amounts were repaid during 1996 and neither credit facility was renewed.

  During 1995, the preferred stockholders of RDC loaned the Company $1,000 under subordinated note agreements (secured by the assets of RDC but subordinated to borrowings under the RDC line of credit) bearing interest at 9%. All outstanding amounts were repaid during 1996.


NOTE 6 -- LEASES

  At December 31, 1996, the Company is obligated under noncancelable operating leases for its facilities and certain equipment through 2003 as follows:

                                                    NET FUTURE
               FUTURE MINIMUM     LESS SUBLEASE    MINIMUM LEASE
                LEASE PAYMENTS        INCOME         PAYMENTS
               --------------     -------------    -------------
      1997          $1,943            $  212          $1,731
      1998           1,539               192           1,347
      1999           1,189               149           1,040
      2000           1,211              --             1,211
      2001           1,249              --             1,249
thereafter           1,787              --             1,787

  The lease for the Company's corporate headquarters provides for scheduled rent increases and an option to extend the lease for five years with certain changes to the terms of the lease agreement and a refurbishment allowance. Rent expense under operating leases for the years ended December 31, 1996, 1995, and 1994 was approximately $1,340, $1,192, and $898, respectively, net of sublease income of $125, $83 and $40, respectively.

  RDC maintains a lease line of credit with a leasing company for the acquisition of equipment under capital lease arrangements. Future minimum payments are as follows:


    1997 ...........................................          $ 475
    1998 ...........................................            232
    1999 ...........................................             66
                                                              -----
                                                                773
    Less amounts representing interest .............           (110)
                                                              -----
    Capital lease obligations ......................            663
    Less current portion ...........................           (399)
                                                              -----
                                                              $ 264
                                                              =====

                               HNC SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


  The gross value of assets under capital leases at December 31, 1996 and 1995 was $1,481 and $2,186 and accumulated amortization was $599 and $572, respectively. Amortization expense for assets acquired under capital leases is included in depreciation expense.


NOTE 7 -- LICENSE OF CHARACTER RECOGNITION TECHNOLOGY

  In November 1992, the Company entered into an agreement that granted Mitek a license to use certain character recognition technology developed by the Company. The agreement provided for the Company to receive an initial license and support fee payment of $1,350 and an additional license and support fee based on a percentage of Mitek's revenue from the sale of character recognition products through November 1995. The agreement also required that the Company sell certain proprietary computer boards to Mitek at a substantial discount from normal sales prices, but in excess of cost, and provide ongoing engineering and technical support over the agreement period, which ended during November 1995. As the Company had a significant continuing obligation under this agreement, the initial license and support fee received thereunder was deferred on receipt and recognized as revenue over the performance period based on estimated sales of proprietary computer boards. The additional license and support fees were recognized as a percentage of actual Mitek revenues pursuant to the agreement.

  Revenue recognized pursuant to this agreement, which is included in "contracts and other" in the consolidated statement of income, is summarized as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           ------------------------
                                                            1995              1994
                                                           ------            ------
   Initial license fee ........................            $   47            $  295
   Additional license and support fee .........               314               476
   Computer board sales .......................               527               657
                                                           ------            ------
                                                           $  888            $1,428
                                                           ======            ======


NOTE 8 -- CAPITAL STOCK

  During June 1995, the Company completed its initial public offering for sale of 5,175 shares of common stock (of which 2,375 shares were sold by the Company and 2,800 shares were sold by certain selling stockholders) at a price to the public of $7.00 per share, which resulted in net proceeds to the Company of $15,461 after the payment of underwriters' commissions but before the deduction of offering expenses. Upon the closing of the Company's initial public offering, all outstanding shares of Series A, B, C, D, and E convertible preferred stock were automatically converted into shares of common stock at their then effective conversion prices. Upon conversion, the preferred stockholders were no longer entitled to any undeclared cumulative dividends and all class voting rights terminated.

  During December 1995, the Company completed a secondary public offering for sale of 3,000 shares of common stock (of which 1,116 shares were sold by the Company and 1,884 shares were sold by certain selling stockholders) at a price to the public of $18.50 per share, which resulted in net proceeds to the Company of $19,606 after the payment of underwriters' commissions but before the deduction of offering expenses.

                               HNC SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


  The Board of Directors is authorized to issue up to 4,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to the rights of the holders of any Preferred Stock that may be issued in the future.


NOTE 9 -- INCOME TAXES

  Income (loss) before income tax benefit was taxed under the following jurisdictions:

                                                 YEAR ENDED DECEMBER 31,
                                    ------------------------------------------------
                                      1996                1995                 1994
                                    -------             -------              -------
    Domestic ..........             $ 3,008             $ 1,746              $    93
    Foreign ...........               2,760                (198)                  --
                                    -------             -------              -------
                                    $ 5,768             $ 1,548              $    93
                                    =======             =======              =======

  The income tax provision (benefit) is summarized as follows:

                                                 YEAR ENDED DECEMBER 31,
                                     ------------------------------------------------
                                      1996                1995                  1994
                                     -------             -------              -------
     Current:
         Federal ........            $ 1,132             $    97             $    17
         State ..........                137                  76                  28
         Foreign ........                 51                --                  --
     Deferred:
         Federal ........             (1,569)               (521)               (425)
         State ..........                (63)               (183)                (75)
         Foreign ........               (296)                (44)               --
                                     -------             -------              -------
                                     $  (608)            $  (575)            $  (455)
                                     =======             =======              =======

  Deferred tax assets are summarized as follows:

                                                                DECEMBER 31,
                                                          -------------------------
                                                            1996              1995
                                                          -------           -------
    Taxable pooling basis difference ..........           $18,397           $  --
    Net operating loss carryforwards ..........             8,587             2,902
    Tax credit carryforwards ..................             1,878             1,370
    Other .....................................               504               493
                                                          -------           -------
    Gross deferred tax assets .................            29,366             4,765
    Deferred tax asset valuation allowance ....              --              (2,717)
                                                          -------           -------
        Net deferred tax asset ................           $29,366           $ 2,048
                                                          =======           =======

At December 31, 1994, the Company provided a deferred tax asset valuation allowance for deferred tax assets which management determined were "more likely than not" unrealizable based on trends in operating results after eliminating the effects of non-recurring revenue (Note 7). During 1995, the Company released the valuation allowance related to HNC's deferred tax assets based on management's assessment that it was more likely than not that the Company would realize a portion of those assets in future periods due to improvements in HNC's operating results. During 1996, the Company released the valuation allowances related to RDC and Retek deferred tax assets

                               HNC SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


based on management's assessment that it was more likely than not that the Company would realize those assets in future periods due to improvements in the operating results of those subsidiaries.

  During 1996 and 1995, the Company realized certain tax benefits related to stock option plans in the amount of $7,889 and $800, respectively. The benefit from the stock option tax deduction is credited directly to paid-in capital.

  In connection with the acquisition of Retek, the Company made an Internal Revenue Code Section 338 election for federal and state tax purposes, resulting in the treatment of the acquisition as a taxable transaction, whereby the tax bases of the acquired assets and liabilities were adjusted to their fair values as of the date of the acquisition. As the purchase price exceeded the carrying value of the net assets acquired by approximately $46,000, the Company recorded a deferred tax asset in the amount of $18,397.

  A reconciliation of the income tax benefit to the amount computed by applying the statutory federal income tax rate to income before income tax provision is summarized as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------
                                                                    1996                1995         1994
                                                                  -------           -------           -------
      Amounts computed at statutory federal rate .......          $ 1,961           $   526           $    32
      Release of valuation allowance ...................           (2,717)           (2,223)           (1,008)
      Tax credit carryforwards generated ...............             (334)              (68)              (51)
      Losses without tax benefit .......................             --                 794               468
      Separate return impact of acquired businesses ....             (154)             --                --
      Acquisition expenses not tax deductible ..........              367              --                --
      State income tax expense .........................              480               401                28
      Foreign net operating loss carryforwards generated             (296)              (44)             --
      Other ............................................               85                39                76
                                                                  -------           -------           -------
          Income tax benefit ...........................          $  (608)          $  (575)          $  (455)
                                                                  =======           =======           =======

  At December 31, 1996, the Company had federal, state and foreign net operating loss carryforwards of approximately $22,300, $10,800 and $800, respectively. The Company's net operating loss carryforwards expire as follows:

                    1997 .........                    $   278
                    1998 .........                        240
                    1999 .........                          2
                    2001 .........                      9,148
                    2003 .........                        833
                    2004 .........                      1,240
                    2005 .........                      1,216
                    2006 .........                      1,670
                    2007 .........                         17
                    2008 .........                      1,692
                    2009 .........                      1,370
                    2010 .........                      1,840
                    2011 .........                     14,086
                    No expiration                         268


                               HNC SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


  The Company also has approximately $1,400 of federal research and development credit carryforwards, which expire from 2000 to 2011, $400 of state research and development credit carryforwards, which have no expiration date, and $100 of foreign tax credit carryforwards, which expire from 1999 to 2000. Certain of these net operating loss and research and development credit carryforwards generated by RDC and Retek prior to their acquisitions by HNC are subject to annual limitations on their utilization and also are limited to utilization solely by the Company which generated them. Should a substantial change in HNC's ownership occur, as defined by the Tax Reform Act of 1986, there will be an annual limitation on the utilization of net operating loss and research and development credit carryforwards.


NOTE 10 -- EMPLOYEE BENEFIT PLANS

  During 1987, the Company adopted the 1987 Stock Option Plan whereby 2,500 shares of the Company's common stock were reserved for issuance pursuant to nonqualified and incentive stock options to its officers, directors, key employees and consultants. The plan, as amended, is administered by the Board of Directors or its designees and provides generally that, for incentive stock options and nonqualified stock options, the exercise price must not be less than the fair market value of the shares as determined by the Board of Directors at the date of grant. The options expire no later than ten years from the date of grant and may be exercised in installments based upon stipulated timetables (not in excess of seven years). At December 31, 1996, options to purchase 545 shares were exercisable.

  During 1995, the Company adopted the 1995 Directors Stock Option Plan (the "Directors Plan"), the 1995 Equity Incentive Plan (the "Incentive Plan") and the 1995 Employee Stock Purchase Plan (the "Purchase Plan"). For purposes of the discussion contained in the three paragraphs below, "fair market value" means the closing price of the Company's Common Stock on the Nasdaq National Market on the grant date.

  The Directors Plan provides for the issuance of up to 300 nonqualified stock options to the Company's outside directors. Under the provisions of the Directors Plan, options to purchase 25 shares of the Company's common stock are granted to outside directors upon their respective dates of becoming members of the Board of Directors and 10 additional options will be granted on each anniversary of such dates. Options under the Directors Plan are granted at the fair market value of the stock at the grant date and vest at specific times over a four- year period. At December 31, 1996, options to purchase 40 shares were exercisable.

  The Incentive Plan provides for the issuance of up to 2,800 shares of the Company's common stock in the form of nonqualified or incentive stock options, restricted stock or stock bonuses. In addition, any shares remaining unissued under the 1987 Stock Option Plan on the effective date of the Incentive Plan, and any shares issuable upon exercise of options granted pursuant to the 1987 Stock Option Plan that expire or become unexercisable for any reason without having been exercised in full, will no longer be available for issuance under the 1987 Stock Option Plan but will be available for issuance under the Incentive Plan. Nonqualified stock options and restricted stock may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award, or 110% of fair market value for awards to more than 10% stockholders. Options granted under the Incentive Plan may have a term of up to 10 years. The Company has the discretion to provide for restrictions and the lapse thereof in respect of restricted stock awards, and options typically vest at the rate of 25% of the total grant per year over a four-year period. However, the Company may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 1996, 58 shares were exercisable under the Incentive Plan.

                               HNC SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


  The Purchase Plan provides for the issuance of a maximum of 400 shares of common stock. Each purchase period, eligible employees may designate between 2% and 10% of their cash compensation, subject to certain limitations, to be deducted from their pay for the purchase of common stock under the Purchase Plan. The purchase price of the shares under the Purchase Plan is equal to 85% of the lesser of the fair market value per share, as defined by the Purchase Plan, on the first day of the twelve-month offering period or the last day of each six-month purchase period. Approximately 65% of eligible employees have participated in the Plan in the last two years. Under the Purchase Plan, the Company sold 94 shares to employees in 1996.

  RDC's stock option plan is administered by HNC's Board of Directors. All outstanding RDC options were converted into options to purchase HNC common stock and adjusted to give effect to the exchange ratio (Note 2). No changes were made to the terms of the RDC options in connection with the exchange. Options granted under the RDC stock option plan generally vest at the rate of 25% of the total grant per year over a four- year period and expire 10 years after the date of grant. At December 31, 1996, 63 shares were exercisable under the RDC plan.

  Retek's stock options are administered by HNC's Board of Directors. All outstanding Retek options were converted into options to purchase the Company's common stock and adjusted to give effect to the exchange ratio (Note 2). No changes were made to the terms of the Retek options in connection with the exchange. Options granted vest ratably over periods from one to four years and have a term of up to 10 years. At December 31, 1996, options to purchase 28 shares were exercisable.

  Transactions under the Company's stock option and purchase plans during the years ended December 31, 1996 and 1995, including options under the RDC stock option plan and options under the Retek stock option plan but excluding options to purchase stock of a subsidiary of the Company, Aptex Software Inc. ("Aptex"), are summarized as follows:


                                                                         YEAR ENDED DECEMBER 31,
                                                                  1996                           1995
                                                        --------------------------      ---------------------------
                                                                  WEIGHTED AVERAGE                 WEIGHTED AVERAGE
                                                        SHARES     EXERCISE PRICE      SHARES       EXERCISE PRICE
                                                        ------     --------------      -------      --------------
      Outstanding at beginning of year .............    2,722          $ 2.87          2,081             $0.49
             Options granted .......................    1,591           28.84          1,101              6.67
             Options exercised .....................   (1,140)            .96           (207)             0.41
             Options canceled ......................     (150)          17.77           (253)             1.75
                                                       ------                          -----
      Outstanding at end of year ...................    3,023           16.53          2,722              2.87
                                                       ======                          =====
      Options exercisable at end of year ...........      734                          1,427
      Weighted average fair value of options granted
             during the year .......................   $16.94                          $4.64

                               HNC SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


  The following table summarizes information about employee stock options outstanding at December 31, 1996:

                                            OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                          ------------------------------------------------------  ---------------------------------
                              NUMBER          WEIGHTED AVERAGE      WEIGHTED          NUMBER           WEIGHTED
         RANGE OF         OUTSTANDING AT         REMAINING           AVERAGE       OUTSTANDING AT       AVERAGE
     EXERCISE PRICES     DECEMBER 31, 1996    CONTRACTUAL LIFE    EXERCISE PRICE  DECEMBER 31, 1996  EXERCISE PRICE
     ---------------     -----------------    ----------------    --------------  -----------------  --------------
   $  0.02 to$  0.92             554               4.66 years         $  0.35             475              $  0.30
      1.00 to   3.00             607               8.10                  2.67             157                 2.67
      4.50 to  21.38             505               8.73                 13.06              92                10.91
     21.50 to  30.25             510               9.38                 26.64               1                22.55
     30.50 to  30.75             568               9.73                 30.68               9                30.75
     30.81 to  49.50             279               9.47                 37.81              --                   --
                              ------                                                   ------
   $  0.02 to $49.50           3,023               8.23                 16.53             734                 2.55
                              ======                                                   ======

  During 1996, Aptex adopted the 1996 Equity Incentive Plan (the "Aptex Plan") whereby 2,000 shares of Aptex common stock were reserved for issuance pursuant to nonqualified and incentive stock options and restricted stock awards. The plan is administered by the Board of Directors of Aptex or its designees and provides generally that nonqualified stock options and restricted stock may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award, or 110% of fair market value for awards to more than 10% stockholders. Options granted under the Incentive Plan may have a term of up to 10 years. The Company has the discretion to provide for restrictions and the lapse thereof in respect of restricted stock awards, and options typically vest at the rate of 25% of the total grant per year over a four-year period. However, the Company may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. During 1996, Aptex issued 1,000 shares of common stock under the Aptex Plan at an issuance price of $0.03 per share. No options granted under the Aptex Plan were exercisable at December 31, 1996.

  The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation. No compensation expense has been recognized for its employee stock option grants, which are fixed in nature, as the options have been granted at fair market value. No compensation expense has been recognized for the Purchase Plan. Had compensation cost for the Company's stock-based compensation awards issued during 1996 and 1995 been determined based on the fair value at the grant dates of awards consistent with the method of Financial Accounting Standards Board Statement No. 123, the Company's net income and pro forma net income per share would have been reduced to the pro forma amounts indicated below:

                                                             YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          1996                    1995
                                                        ---------              ---------
        Net income:
            As reported ..................              $   6,376              $   2,123
            Pro forma ....................                  2,137                  1,549
        Net income per share:
            As reported ..................              $     .31              $     .13
            Pro forma ....................                    .11                    .09

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 1996 and 1995, respectively: dividend yield of 0.0% for both years, risk-free interest rates of 6.03% and 6.29%, expected volatility of 70% and 75%, and expected lives of
3.5 years for both years.  The fair value of the employees'

                               HNC SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


purchase rights pursuant to the Purchase Plan is estimated using the Black-Scholes model with the following assumptions: dividend yield of 0.0% for both years, risk-free interest rates of 5.36% and 5.66%, expected volatility of 70% and 75%; and an expected life of 6 months for both years. The weighted-average fair value of those purchase rights granted in 1996 and 1995 was $9.61 and $2.75, respectively.

  The fair value of each option granted under the Aptex Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the year ended December 31, 1996: dividend yield of 0.0%, risk-free interest rate of 6.42%, expected volatility of 90%, and an expected life of 9.25 years. Options to purchase 704 shares were granted during 1996 at a weighted average exercise price of $0.03 per share. The weighted average fair value of options granted during the year was $0.03 per share. At December 31, 1996, there were 704 options outstanding under the Aptex Plan with a weighted average exercise price of $0.03 per share and a weighted average remaining contractual life of 9.74 years.


NOTE 11 -- CONTINGENCIES

  Various claims arising in the course of business, seeking monetary damages and other relief, are pending. The amount of the liability, if any, from such claims, cannot be determined with certainty; however, in the opinion of management, the ultimate liability for such claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


NOTE 12 - SUBSEQUENT EVENT (UNAUDITED)

In July 1997, the Company signed a definitive agreement to acquire all of the outstanding shares and options of CompReview, an insurance information technology product and services company located in Costa Mesa, California, in return for the issuance of approximately 5,000,000 shares of HNC common stock and options to purchase common stock. This transaction has not yet been consummated and remains subject to certain conditions, including stockholder approval and qualification of the transaction for 'pooling of interests' accounting treatment.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)   The following documents are filed as part of this report:
             1.  Financial Statements

                 The financial statements of the Company listed below are included herein:



                 Report of Independent Accountants                                                   11
                 Consolidated Balance Sheet as of December 31, 1996 and 1995                         12
                 Consolidated Statement of Income for the years ended December 31,
                       1996, 1995 and 1994                                                           13
                 Consolidated Statement of Cash Flows for the years ended December 31,
                       1996, 1995 and 1994                                                           14
                 Consolidated Statement of Changes in Stockholders' Equity (Deficit) for
                       the years ended December 31, 1996, 1995 and 1994                              15
                 Notes to Consolidated Financial Statements                                          16


             2.  Financial Statement Schedules:

                 The financial statement schedules of the Company are incorporated herein by reference to the following pages of the Company's annual report on
                 Form 10-K for the year ended December 31, 1996:
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


____________________

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

Date:  October 20, 1997

                                  HNC SOFTWARE INC.



                                  BY:  /s/ RAYMOND V. THOMAS
                                       ---------------------------------------
                                       Raymond V. Thomas
                                       Vice President, Finance & Administration
                                       and Chief Financial Officer


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


       SIGNATURE                                   TITLE                                             DATE
       ---------                                   -----                                             ----
/s/ ROBERT L. NORTH                        President and Chief Executive Officer              October 20, 1997
-----------------------------------        (Principal Executive Officer)
Robert L. North



/s/ RAYMOND V. THOMAS                      Vice President, Finance & Administration           October 20, 1997
-----------------------------------        and Chief Financial Officer (Principal
Raymond V. Thomas                          Financial Officer and Principal Accounting
                                           Officer)


/s/ EDWARD K. CHANDLER*                    Director                                           October 20, 1997
-----------------------------------
Edward K. Chandler



/s/ OLIVER D. CURME*                       Director                                           October 20, 1997
-----------------------------------
Oliver D. Curme



/s/ ROGER L. EVANS*                        Director                                           October 20, 1997
-----------------------------------
Roger L. Evans


/s/ THOMAS F. FARB*                        Director                                           October 20, 1997
-----------------------------------
Thomas F. Farb

/s/ CHARLES H. GAYLORD, JR.*               Director                                           October 20, 1997
-----------------------------------
Charles H. Gaylord, Jr.


* By:/s/ RAYMOND V. THOMAS
    -------------------------------
    Raymond V. Thomas
    Attorney-in-fact