Form 10-Q/A
period 1997-03-31
HNC SOFTWARE INC/DE
filed 1997-10-20
CIK 945093

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          FORM 10-Q/A - AMENDMENT NO. 1

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM     TO     .

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

              ----------------------------------------------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS: YES   X     NO
                                       -----      -----

AS OF APRIL 30, 1997 THERE WERE 19,282,520 SHARES OF COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING.

================================================================================

The Registrant hereby amends Items 1 and 2 of its quarterly report on Form 10-Q for the quarterly period ended March 31, 1997.

                                  INDEX LISTING

--------------------------------------------------------------------------------

                                                                          Page
                                                                         Number
                                                                         ------
PART I   FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS

         Consolidated Balance Sheet at March 31, 1997 (unaudited)
           and December 31, 1996.                                          3

         Consolidated Statement of Operations (unaudited) for the
           three month periods ended March 31, 1997 and 1996               4

         Consolidated Statement of Cash Flows (unaudited) for
           the three month periods ended March 31, 1997
           and 1996                                                        5

           Notes To Consolidated Financial Statements (unaudited)          6

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                               8

PART  I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

Item 1:    FINANCIAL STATEMENTS

                                HNC SOFTWARE INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)

                                     ASSETS


                                                                 March 31,     December 31,
                                                                   1997            1996
                                                                 ---------     ------------
                                                                (unaudited)
Current assets:
    Cash and cash equivalents                                    $  6,379        $  7,517
    Short-term investments                                         10,075           7,353
    Accounts receivable, net                                       18,830          18,832
    Current portion of deferred income taxes                        6,668           6,400
    Other current assets                                            2,299           2,505
                                                                 --------        --------
        Total current assets                                       44,251          42,607
Property and equipment, net                                         6,744           5,966
Deferred income taxes, less current portion                        21,848          22,966
Other assets                                                        3,236           3,305
Long-term investments                                              21,392          19,375
                                                                 --------        --------
                                                                   97,471          94,219
                                                                 ========        ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                              $  2,932        $  3,270
   Accrued liabilities                                              3,408           4,058
   Deferred revenue                                                 4,527           3,377
   Other current liabilities                                          340             418
                                                                 --------        --------
       Total current liabilities                                   11,207          11,123
                                                                 --------        --------
Other non-current liabilities                                         593             683
                                                                 --------        --------

Common stock, $0.001 par value - 50,000 shares authorized:
   19,262 and 19,126 shares issued and outstanding,
   respectively                                                        19              19
Paid-in capital                                                    84,711          83,554
Foreign currency translation adjustment                               (25)             54
Unrealized loss on investments                                        (62)            (59)
Retained earnings (accumulated deficit)                             1,028          (1,155)
                                                                 --------        --------
       Total stockholders' equity                                  85,671          82,413
                                                                 --------        --------
                                                                 $ 97,471        $ 94,219
                                                                 ========        ========



          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                          Three Months Ended
                                                     ------------------------------
                                                     March 31, 1997  March 31, 1996
                                                     --------------  --------------
Revenues:
   License and maintenance                              $13,809         $  5,720
   Installation and implementation                        1,946            1,200
   Contracts and other                                    2,726            2,979
                                                        -------         --------
      Total revenues                                     18,481            9,899
                                                        -------         --------

Operating expenses:
   License and maintenance                                2,390            1,981
   Installation and implementation                          801              589
   Contracts and other                                    1,850            2,071
   Research and development                               4,277            2,336
   Sales and marketing                                    4,232            2,207
   General and administrative                             1,870            1,342
                                                        -------         --------
      Total operating expenses                           15,420           10,526
                                                        -------         --------

Operating income (loss)                                   3,061             (627)

Other income, net                                           404              437
                                                        -------         --------
      Income (loss) before income tax provision           3,465             (190)
Income tax provision                                      1,282              537
                                                        -------         --------
           Net income (loss)                            $ 2,183         $   (727)
                                                        =======         ========

Net income (loss) per share                             $  0.11         $  (0.04)
                                                        =======         ========

Shares used in computing
   net income (loss) per share                           20,397           18,198
                                                        =======         ========






          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                          Three Months Ended
                                                                   --------------------------------
                                                                   March 31, 1997    March 31, 1996
                                                                   --------------    --------------
Cash flows from operating activities:
    Net income (loss)                                                 $ 2,183           $   (727)
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                                   1,063                679
        Changes in assets and liabilities:
            Accounts receivable, net                                        2                989
            Other assets                                                   30             (1,404)
            Deferred income taxes                                          --                520
            Accounts payable                                             (338)               339
            Accrued liabilities                                          (650)              (115)
            Deferred revenue                                            1,150              1,640
            Other liabilities                                             (44)              (300)
                                                                      -------           --------
                Net cash provided by operating activities               3,396              1,621
                                                                      -------           --------

Cash flows from investing activities:
    Purchases of investments                                           (9,723)           (18,443)
    Maturities of investments                                           1,904              4,382
    Proceeds from sale of investments                                   3,001                 --
    Acquisitions of property and equipment                             (1,520)              (898)
                                                                      -------           --------
                Net cash used in investing activities                  (6,338)           (14,959)
                                                                      -------           --------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                            725                521
    Tax benefit from stock options                                      1,282                 --
    Proceeds under bank line of credit                                     --                764
    Repayments under bank line of credit                                   --               (435)
    Repayment of debt from asset purchases                                 --               (328)
    Repayment of capital lease obligations                               (124)              (127)
                                                                      -------           --------
                Net cash provided by financing activities               1,883                395
                                                                      -------           --------

Effect of exchange rate changes on cash                                   (79)                --
                                                                      -------           --------
Net decrease in cash and cash equivalents                              (1,138)           (12,943)
Cash and cash equivalents at the beginning of the period                7,517             20,583
                                                                      -------           --------

Cash and cash equivalents at the end of the period                    $ 6,379           $  7,640
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

        The pro forma effect of the adoption of FAS128 is as follows:

                                                   3/31/97     3/31/96
                                                   -------     -------
        Basic earnings (loss) per share             $0.11      $(0.04)

        Diluted earnings (loss) per share           $0.11      $(0.04)

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

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

        REVENUES. Revenues for the three months ended March 31, 1997 were $18.5 million, an increase of 87% over revenues of $9.9 million for the same period in the prior year. This increase was primarily due to greater license and maintenance revenues, which were $13.8 million for the quarter ended March 31, 1997, an increase of 141% from $5.7 million for the comparable quarter in 1996. The Company's license and maintenance revenues are derived from periodic license fees, perpetual license fees and maintenance fees. This increase in license and maintenance revenues was due primarily to the growth of license fee revenues from products of recently acquired companies, including the Retek Merchandising System, which provides management solutions for retailers, CompCompare, which permits insurers to compare historical costs of workers' compensation insurance claims, and MIRA, the worker's compensation loss reserves prediction product. Also contributing to the increase in license and maintenance revenues was growth in revenue from Falcon license fees and, to a lesser extent, revenue from ProviderCompare, which enables insurers to compare the relative costs of health care providers' treatment of workers' compensation injuries.

        Installation and implementation revenues increased to $1.9 million during the first quarter of 1997 from $1.2 million during the first quarter of 1996. This increase is primarily attributable to increases in the installation of both SkuPlan and Colleague.

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

        LICENSE AND MAINTENANCE EXPENSES. License and maintenance expenses primarily consist of the Company's expenses for personnel engaged in customer support, costs of travel to customer sites and the costs of documentation materials. License and maintenance expenses for the first quarter of 1997 were $2.4 million and constituted 17% of license and maintenance revenues for the quarter, whereas such expenses were $2.0 million and represented 35% of license and maintenance revenues in the first quarter of 1996. The primary reason for the increase in these expenses was increased staffing and associated costs in client services to support the increased volume of business. License and maintenance expenses represented a lower percentage of license and maintenance revenues in the quarter ended March 31, 1997 than in the comparable quarter in the prior year. This increase in gross margins was due to increased shipments of new products, including the Retek Merchandising System, CompCompare and MIRA, outpacing growths in costs.


        INSTALLATION AND IMPLEMENTATION EXPENSES. Installation and implementation expenses were $801,000 or 41% of installation and implementation revenues during the first quarter of 1997 and $589,000 or 49% of installation and implementation revenues during the first quarter of 1996. The primary reason for the increase in these expenses was increased staffing and associated costs in client services to support the increased volume of business. This increase in gross margins was due in part to the fact that fewer pilot product installations (particularly for insurance and retail products) were in progress during the quarter ended March 31, 1997 than in the same quarter in 1996. Pilot product installations typically yield lower margins due to price discounts given to early adopter customers of new pilot products. When a pilot product is later sold to other non-pilot customers, the Company normally transitions to full pricing, and hence higher margins, for that product. A larger percentage of the revenue for the quarter ended March 31, 1997 was derived from full priced transactions. The Company also had a higher volume of full priced transactions for the quarter ended March 31, 1997 as compared to the same period of the prior year. Consequently, the Company's margins may vary from quarter to quarter depending upon, among other things, the relative mix of pilot product versus full priced product revenues for the quarter.

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

                                  HNC SOFTWARE INC.



Date:  October 20, 1997           By: /s/ Raymond V. Thomas
                                      ------------------------------------------
                                      Raymond V. Thomas
                                      Vice President, Finance & Administration
                                      and Chief Financial Officer

                                      (for Registrant as duly authorized officer and as Principal Financial Officer and Principal Accounting Officer)