Form 10-Q/A
period 1997-06-30
HNC SOFTWARE INC/DE
filed 1997-10-20
CIK 945093

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

The Registrant hereby amends Items 1 and 2 of its quarterly report on Form 10-Q for the quarterly period ended June 30, 1997.


                                  INDEX LISTING

--------------------------------------------------------------------------------

                                                                           Page
                                                                          Number
                                                                          ------
PART I   FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS

         Consolidated Balance Sheet at June 30, 1997 (unaudited)
           and December 31, 1996.                                           3
         Consolidated Statement of Operations (unaudited) for the
           three and six month periods ended June 30, 1997
           and 1996                                                         4
         Consolidated Statement of Cash Flows (unaudited) for
           the six month periods ended June 30, 1997 and 1996               5
         Notes To Consolidated Financial Statements (unaudited)             6

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                9

PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

Item 1:  FINANCIAL STATEMENTS

                                HNC SOFTWARE INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)


                                     ASSETS

                                                                 June 30,     December 31,
                                                                   1997           1996
                                                                 --------     ------------
                                                                (unaudited)
Current assets:
  Cash and cash equivalents                                      $  5,366       $  7,517
  Short-term investments                                           14,301          7,353
  Accounts receivable, net                                         20,468         18,832
  Current portion of deferred income taxes                          6,668          6,400
  Other current assets                                              2,629          2,505
                                                                 --------       --------
        Total current assets                                       49,432         42,607
Property and equipment, net                                         6,921          5,966
Deferred income taxes, less current                                21,415         22,966
  portion
Other assets                                                        3,013          3,305
Long-term investments                                              22,658         19,375
                                                                 --------       --------
                                                                 $103,439       $ 94,219
                                                                 ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $  2,751       $  3,270
  Accrued liabilities                                               5,469          4,058
  Deferred revenue                                                  4,499          3,377
  Other current liabilities                                           259            418
                                                                 --------       --------
       Total current liabilities                                   12,978         11,123
                                                                 --------       --------
Other non-current liabilities                                         493            683
                                                                 --------       --------

Common stock, $0.001 par value - 50,000 shares authorized:
  19,421 and 19,126 shares issued and outstanding,
  respectively                                                         19             19
Paid-in capital                                                    86,396         83,554
Foreign currency translation adjustment                                22             54

Unrealized gain (loss) on investments                                  45            (59)
Retained earnings (accumulated deficit)                             3,486         (1,155)
                                                                 --------       --------
       Total stockholders' equity                                  89,968         82,413
                                                                 --------       --------
                                                                 $103,439       $ 94,219
                                                                 ========       ========



          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                             Three Months Ended               Six Months Ended
                                        -----------------------------   -----------------------------
                                        June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                                        -------------   -------------   -------------   -------------
Revenues:
   License and maintenance                 $16,996         $ 8,291         $30,805         $ 14,011
   Installation and implementation           2,188           1,214           4,134            2,414
   Contracts and other                       1,805           3,051           4,531            6,030
                                           -------         -------         -------         --------
      Total revenues                        20,989          12,556          39,470           22,455
                                           -------         -------         -------         --------

Operating expenses:
   License and maintenance                   3,003           2,079           5,393            4,060
   Installation and implementation           1,251             597           2,052            1,186
   Contracts and other                       1,454           1,938           3,304            4,009
   Research and development                  4,771           3,223           9,048            5,559
   Sales and marketing                       4,885           2,614           9,117            4,821
   General and administrative                2,161           1,496           4,031            2,838
                                           -------         -------         -------         --------
      Total operating expenses              17,525          11,947          32,945           22,473
                                           -------         -------         -------         --------

Operating income (loss)                      3,464             609           6,525              (18)

Other income, net                              438             395             842              832
                                           -------         -------         -------         --------
      Income before income tax               3,902           1,004           7,367              814
        provision
Income tax provision                         1,444             638           2,726            1,175
                                           -------         -------         -------         --------
           Net income (loss)               $ 2,458         $   366         $ 4,641         $   (361)
                                           =======         =======         =======         ========

Net income (loss) per share                $  0.12         $  0.02         $  0.23         $  (0.02)
                                           =======         =======         =======         ========

Shares used in computing
   net income (loss) per share              20,504          20,455          20,448           18,407
                                           =======         =======         =======         ========






                 See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                                Six Months Ended
                                                                         -------------------------------
                                                                         June 30, 1997     June 30, 1996
                                                                         -------------     -------------
Cash flows from operating activities:
    Net income (loss)                                                       $  4,641          $   (361)
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                                          2,035             1,311
        Changes in assets and liabilities:
            Accounts receivable, net                                          (1,636)           (4,118)
            Other assets                                                        (295)           (1,163)
            Deferred income taxes                                                 --             1,139
            Accounts payable                                                    (519)            1,548
            Accrued liabilities                                                1,411               236
            Deferred revenue                                                   1,089             1,651
            Other liabilities                                                    (64)             (333)
                                                                            --------          --------
                Net cash provided by (used in) operating activities            6,662               (90)
                                                                            --------          --------

Cash flows from investing activities:
    Purchases of investments                                                 (21,546)          (21,164)
    Maturities of investments                                                  6,350             1,655
    Proceeds from sale of investments                                          5,038             1,649
    Acquisitions of property and equipment                                    (2,496)           (1,739)
                                                                            --------          --------
                Net cash used in investing activities                        (12,654)          (19,599)
                                                                            --------          --------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                                 1,698             1,005
    Tax benefit from stock options                                             2,427                --
    Proceeds under bank line of credit                                            --               309
    Repayments under bank line of credit                                          --              (623)
    Proceeds from issuance of bank notes payable                                  --             1,999
    Repayment of debt from asset purchases                                        --              (707)
    Repayment of capital lease obligations                                      (252)             (267)
                                                                            --------          --------
                Net cash provided by financing activities                      3,873             1,716
                                                                            --------          --------

Effect of exchange rate changes on cash                                          (32)               --
                                                                            --------          --------
Net decrease in cash and cash equivalents                                     (2,151)          (17,973)
Cash and cash equivalents at the beginning of the period                       7,517            20,583
                                                                            --------          --------

Cash and cash equivalents at the end of the period                          $  5,366          $  2,610
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


Note 2  BASIS OF PRESENTATION

        The consolidated financial statements and related notes give retroactive effect tot he mergers on August 30, 1996 with Risk Data Corporation and on November 29, 1996 with Retek Distribution Corporation, for all periods presented, accounted for as poolings of interests.


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

    The pro forma effect of the adoption of FAS128 is as follows:

                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                              ------------------      ----------------
                                              6/30/97    6/30/96     6/30/97    6/30/96
                                              -------    -------     -------    -------
      Basic earnings (loss) per share          $0.13      $0.02       $0.24     $(0.02)
      Diluted earnings (loss) per share        $0.12      $0.02       $0.23     $(0.02)

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


        THREE MONTHS ENDED JUNE 30, 1997 AND 1996


        REVENUES. Revenues for the three months ended June 30, 1997 were $21.0 million, an increase of 67% over revenues of $12.6 million for the same period in the prior year. This increase was due to greater license and maintenance revenues, which were $17.0 million for the quarter ended June 30, 1997, an increase of 105% from $8.3 million for the comparable quarter in 1996. The Company's license and maintenance revenues are derived from periodic recurring license fees, perpetual license fees and maintenance fees. This increase in license and maintenance revenues was due primarily to the growth of license fee revenues from products of recently acquired companies, including the Retek Merchandising System, which provides management solutions for retailers, and PMAdvisor, a product developed by the Company's Risk Data subsidiary that automates the comparison of therapy treatments against clinical guidelines. Other products contributing to the increase in license and maintenance revenues were Capstone, which processes credit card applications, ProfitMax, which detects fraud in credit card applications, and growth in revenue from Falcon license fees.

        Installation and implementation revenues for the quarter ended June 30, 1997 were $2.2 million, an increase of 80% as compared to installation and implementation revenues of $1.2 million for the quarter ended June 30, 1996. This increase was primarily due to new installations of ProfitMax and Capstone, as these products moved from the development phase into production.

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

        LICENSE AND MAINTENANCE EXPENSES. License and maintenance expenses primarily consist of the Company's expenses for personnel engaged in customer support activities, costs of travel to customer sites and the costs of documentation materials. License and maintenance expenses for the second quarter of 1997 were $3.0 million and constituted 18% of license and maintenance revenues for the quarter, whereas such expenses were $2.1 million and represented 25% of license and maintenance revenues in the second quarter of 1996. The primary reason for the increase in these expenses in absolute dollars was increased staffing and associated costs in client services to support the increased volume of business. License and maintenance expenses represented a lower percentage of license and maintenance revenues in the quarter ended June 30, 1997 than in the comparable quarter in the prior year. This increase in gross margins was due to increased shipments of new products, including the Retek Merchandising System, PMAdvisor, Capstone and ProfitMax, outpacing the growth in costs. Consequently, the Company's margins may vary from quarter to quarter depending upon, among other things, the relative mix of early adopter priced product revenues versus full priced product revenues for the quarter.

        INSTALLATION AND IMPLEMENTATION EXPENSES. Installation and implementation expenses for the second quarter of 1997 were $1.3 million and 57% of installation and implementation revenues, whereas such expenses were $597,000 and 49% of installation and implementation revenues during the second quarter of 1996. The primary reason for the increase in these expenses in absolute dollars was increased staffing and associated costs to support the increased volume of business. Installation and implementation expenses as a percent of installation and implementation revenues increased during the quarter ended June 30, 1997 as compared to the quarter ended

June 30, 1996. The decrease in gross margins was due in part to the fact that the Company had a higher volume of early adopter transactions for the quarter ended June 30, 1997 as compared to the same period of the prior year. Early adopter installations typically yield lower margins due to price discounts given to early adopter customers of new products.

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

        SIX MONTHS ENDED JUNE 30, 1997 AND 1996

        REVENUES. Revenues for the six months ended June 30, 1997 were $39.5 million, an increase of 76% over revenues of $22.5 million for the same period in the prior year. This increase was due to greater license and maintenance revenues, which were $30.8 million for the six months ended June 30, 1997, an increase of 120% from $14.0 million for the comparable period in 1996. The Company's license and maintenance revenues are derived from periodic license fees, perpetual license fees and maintenance fees. This increase in license and maintenance revenues was due primarily to the growth of license fee revenues from products of recently acquired companies, including the Retek Merchandising System, which provides management solutions for retailers, and PMAdvisor, which automates the comparison of therapy treatments against clinical guidelines. Also contributing to the increase in license and maintenance revenues was growth in revenue from Falcon license fees, Capstone, which processes credit card applications, ProfitMax, which detects fraud in credit card applications and, to a lesser extent, revenue from CompCompare, which permits insurers to compare historical costs of workers' compensation insurance claims.

        Installation and implementation revenues for the six months ended June 30, 1997 were $4.1 million, an increase of 71% over revenues of $2.4 million during the first six months of 1996. This increase was due primarily to new installations of ProfitMax and Capstone, and to a lesser extent, Colleague.

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

        LICENSE AND MAINTENANCE EXPENSES. License and maintenance expenses primarily consist of the Company's expenses for personnel engaged in customer support, costs of travel to customer sites and the costs of documentation materials. License and maintenance expenses for the first six months of 1997 were $5.4 million and constituted 18% of license and maintenance revenues for the period, whereas such expenses were $4.1 million and represented 29% of license and maintenance revenues in the first six months of 1996. The primary reason for the increase in these expenses was increased staffing and associated costs in client services to support the increased volume of business. License and maintenance expenses represented a lower percentage of license and maintenance revenues in the period ended June 30, 1997 than in the comparable period in the prior year. This increase in gross margins was due to increased shipments of new products, including the Retek Merchandising System, PMAdvisor, Capstone and ProfitMax, outpacing the growth in costs. Consequently, the Company's margins may vary from period to period depending upon, among other things, the relative mix of early adopter priced product revenues versus full priced product revenues for the period.

        INSTALLATION AND IMPLEMENTATION EXPENSES. Installation and implementation expenses for the first six months of 1997 were $2.1 million and 50% of installation and implementation revenues, whereas such expenses were $1.2 million and 49% of installation and implementation revenues during the same period of 1996. The primary reason for the increase in these expenses in absolute dollars was increased staffing and associated costs to support the increased volume of business.

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