Form 10-Q
period 1997-09-30
HNC SOFTWARE INC/DE
filed 1997-11-14
CIK 945093

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES  X   NO
                                              ---    ---

AS OF OCTOBER 31, 1997 THERE WERE 19,567,742 SHARES OF REGISTRANT'S COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING.

================================================================================

                                  INDEX LISTING
--------------------------------------------------------------------------------

                                                                         Page
                                                                        Number
                                                                        ------
PART I   FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS

         Consolidated Balance Sheet at September 30, 1997 (unaudited)
         and December 31, 1996.                                             3

         Consolidated Statement of Operations (unaudited) for the
         three and nine month periods ended September 30, 1997 and 1996     4

         Consolidated Statement of Cash Flows (unaudited) for
         the nine month periods ended September 30, 1997 and 1996           5

         Notes To Consolidated Financial Statements (unaudited)             6

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                9

PART II  OTHER INFORMATION

Item 5:  OTHER INFORMATION                                                 19

Item 6:  EXHIBITS AND REPORT ON FORM 8-K                                   19

Signatures                                                                 20

PART  I  -  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1:    FINANCIAL STATEMENTS

                                HNC SOFTWARE INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)


                                     ASSETS

                                                       September 30,  December 31,
                                                           1997          1996
                                                       -------------  ------------
                                                        (unaudited)
Current assets:
    Cash and cash equivalents                            $  3,974      $  7,517
    Short-term investments                                 18,430         7,353
    Accounts receivable, net                               25,989        18,832
    Current portion of deferred income taxes                6,668         6,400
    Other current assets                                    3,302         2,505
                                                         --------      --------
        Total current assets                               58,363        42,607
Property and equipment, net                                 9,664         5,966
Deferred income taxes, less current portion                19,754        22,966
Other assets                                                2,624         3,305
Long-term investments                                      18,157        19,375
                                                         --------      --------
                                                         $108,562      $ 94,219
                                                         ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $  4,543      $  3,270
   Accrued liabilities                                      6,101         4,058
   Deferred revenue                                         2,611         3,377
   Other current liabilities                                  226           418
                                                         --------      --------
       Total current liabilities                           13,481        11,123
                                                         --------      --------
Other non-current liabilities                                 360           683
                                                         --------      --------

Common stock, $0.001 par value - 50,000 shares
  authorized; 19,540 and 19,126 shares issued
  and outstanding, respectively                                20            19
Paid-in capital                                            88,218        83,554
Foreign currency translation adjustment                        40            54
Unrealized gain (loss) on investments                           1           (59)
Retained earnings (accumulated deficit)                     6,442        (1,155)
                                                         --------      --------
       Total stockholders' equity                          94,721        82,413
                                                         --------      --------
                                                         $108,562      $ 94,219
                                                         ========      ========


          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                               Three Months Ended                Nine Months Ended
                                          -----------------------------  ---------------------------------
                                          September 30,   September 30,    September 30,     September 30,
                                              1997             1996             1997            1996
                                          -------------   -------------    -------------     -------------
Revenues:
   License and maintenance                  $18,473          $10,420          $49,278          $24,431
   Installation and implementation            3,069            1,399            7,203            3,813
   Contracts and other                        1,671            2,784            6,202            8,814
                                            -------          -------          -------          -------
      Total revenues                         23,213           14,603           62,683           37,058
                                            -------          -------          -------          -------
Operating expenses:
   License and maintenance                    2,995            2,349            8,388            6,409
   Installation and implementation            1,499              560            3,551            1,746
   Contracts and other                        1,111            1,860            4,415            5,869
   Research and development                   5,834            3,614           14,882            9,173
   Sales and marketing                        5,365            2,774           14,482            7,595
   General and administrative                 2,240            1,872            6,271            4,710
                                            -------          -------          -------          -------
      Total operating expenses               19,044           13,029           51,989           35,502
                                            -------          -------          -------          -------

Operating income                              4,169            1,574           10,694            1,556

Other income, net                               523              371            1,365            1,203
                                            -------          -------          -------          -------

Income before income tax provision            4,692            1,945           12,059            2,759
Income tax provision                          1,736              516            4,462            1,691
                                            -------          -------          -------          -------
           Net income                       $ 2,956          $ 1,429          $ 7,597          $ 1,068
                                            =======          =======          =======          =======
Net income per share                        $  0.14          $  0.07          $  0.37          $  0.05
                                            =======          =======          =======          =======
Shares used in computing
   net income per share                      20,889           20,356           20,572           20,331
                                            =======          =======          =======          =======




          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                         Nine Months Ended
                                                                  ------------------------------
                                                                  September 30,    September 30,
                                                                       1997             1996
                                                                  -------------    -------------
Cash flows from operating activities:
    Net income                                                        $  7,597      $  1,068
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                                    3,302         2,178
        Changes in assets and liabilities:
            Accounts receivable, net                                    (7,157)       (5,521)
            Other assets                                                  (837)       (1,466)
            Deferred income taxes                                           --         1,656
            Accounts payable                                             1,273         2,365
            Accrued liabilities                                          2,134          (364)
            Deferred revenue                                              (848)        1,451
            Other liabilities                                             (192)         (365)
                                                                      --------      --------
              Net cash provided by operating activities                  5,272         1,002
                                                                      --------      --------

Cash flows from investing activities:
    Purchases of investments                                           (27,712)      (21,437)
    Maturities of investments                                           12,100         6,904
    Proceeds from sale of investments                                    5,689         3,707
    Acquisitions of property and equipment                              (6,157)       (2,697)
                                                                      --------      --------
              Net cash used in investing activities                    (16,080)      (13,523)
                                                                      --------      --------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                           3,446         1,874
    Tax benefit from stock options                                       4,165            --
    Proceeds under bank line of credit                                      --           309
    Repayments under bank line of credit                                    --        (2,504)
    Proceeds from issuance of bank notes payable                            --         1,999
    Repayments of bank notes payable                                        --        (1,999)
    Repayment of notes payable to stockholders                              --        (1,000)
    Repayment of debt from asset purchases                                  --        (1,085)
    Repayment of capital lease obligations                                (332)         (419)
                                                                      --------      --------
              Net cash provided by (used in) financing activities        7,279        (2,825)
                                                                      --------      --------

Effect of exchange rate changes on cash                                    (14)           --
                                                                      --------      --------
Net decrease in cash and cash equivalents                               (3,543)      (15,346)
Cash and cash equivalents at the beginning of the period                 7,517        20,583
                                                                      --------      --------

Cash and cash equivalents at the end of the period                    $  3,974      $  5,237
                                                                      ========      ========




          See accompanying notes to consolidated financial statements.

     HNC SOFTWARE INC.
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)
--------------------------------------------------------------------------------

Note I         GENERAL

        In management's opinion, the accompanying unaudited consolidated financial statements for HNC Software Inc. (the "Company") for the three and nine month periods ended September 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except the December 31, 1996 balance sheet. This report and the accompanying unaudited and audited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K/A-2 for the fiscal year ended December 31, 1996. Footnotes which would substantially duplicate the disclosures in the Company's audited financial statements for the fiscal year ended December 31, 1996 contained in the 1996 Annual Report have been omitted. The interim financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year ending December 31, 1997.


Note 2         BASIS OF PRESENTATION

        The consolidated financial statements and related notes give retroactive effect to the mergers on August 30, 1996 with Risk Data Corporation and on November 29, 1996 with Retek Distribution Corporation, for all periods presented, accounted for as poolings of interests.


Note 3         PENDING ACQUISITION

        On July 15, 1997, the Company announced that on July 14, 1997 it had signed a definitive agreement to acquire CompReview, Inc. ("CompReview"). CompReview develops and markets integrated payment system and medical bill review software products and services that are used primarily by insurance carriers, managed care companies, state funds, large corporate self insurers, and third-party administrators ("TPA's") who pay or administer workers' compensation and personal injury insurance claims. This transaction has not yet been consummated and remains subject to the satisfaction of certain conditions, including approval of the Company's stockholders and qualification of the transaction for "pooling of interests" accounting treatment.

Under the current terms of the pending transaction, the consideration payable by the Company to acquire all CompReview's outstanding stock and stock options would consist of a total of approximately 5,100,000 shares of the Company's Common Stock and/or options therefor, with the mix of shares and options currently expected to be approximately 4,900,000 shares and 200,000 options. Assuming the Company's stockholders approve the proposed CompReview acquisition, the actual number of shares and options to be issued in the transaction will be determined at the closing date based on a formula that is dependent on the amount of CompReview's retained earnings at month end prior to the closing date and the average closing price per share of the Company's Common Stock for the 20 trading days ended immediately preceding the closing date of the transaction. A special meeting of the Company's stockholders (the "Special Meeting") has been called for November 25, 1997 to consider a proposal to approve the issuance of shares and options in the proposed CompReview transaction and to increase the number of shares of Common Stock reserved for issuance under the Company's 1995 Equity Incentive Plan by 750,000 shares. Further details regarding these matters can be found in the Company's definitive proxy statement for the Special Meeting filed with the Securities and Exchange Commission on October 22, 1997.


Note 4         NEW PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS128"), "Earnings Per Share," which the Company will adopt as required for all periods ending after December 15, 1997. Pursuant to this Statement, companies will replace the reporting of "primary" earnings per share ("EPS") with "basic" EPS. Basic EPS is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period, not including potential common stock. "Fully diluted" EPS will be replaced by "diluted" EPS. Diluted EPS is computed similarly to fully diluted EPS under the provisions of APB Opinion No. 15.

    Pro forma earnings per share computed in accordance with FAS128 is as follows:

                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                9/30/97   9/30/96     9/30/97   9/30/96
                                -------   -------     -------   -------
Basic earnings per share         $ 0.15    $ 0.08      $ 0.39    $ 0.06
Diluted earnings per share       $ 0.14    $ 0.07      $ 0.37    $ 0.05

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


Note 5         RECLASSIFICATIONS

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

                                      HNC SOFTWARE INC.
--------------------------------------------------------------------------------

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

        FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

        This Item 2 contains certain forward-looking statements regarding the Company, its business, liquidity, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, liquidity, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: the Company's ability to successfully develop new products for both new markets and markets currently served by the Company; the Company's ability to successfully market its products to international customers; customer acceptance of new products; the Company's loss of a large customer or key personnel; the Company's acquisition of (or failure to acquire) other businesses; the Company's ability to manage growth and to successfully integrate acquired businesses; the impact of competition (including competition from customers' internal development staffs) on the Company's revenues, market share or ability to maintain its premium usage-based pricing terms and to generate recurring revenue from certain products; the availability to the Company, at reasonable cost, of data required to operate or update its intelligent decision software products; changes in law or regulatory requirements that adversely affect or preclude customers from using the Company's products for certain applications; the Company's inability to secure rights to intellectual property or new government contracts for technology development; delays in the Company's introduction of new products; and failure by the Company to keep pace with emerging technologies. Accordingly, no assurances can be given that events or results mentioned in any such forward-looking statements will in fact occur.

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

        The Company's quarterly revenues and operating results have varied significantly in the past and may do so in the future. Although to date a significant portion of the Company's revenues has come from monthly usage fees under long-term contracts, there can be no assurance that the Company will continue to realize such recurring revenues or that customers would not seek to cancel such contracts if the Company's products did not remain competitive or did not achieve effective results. A significant portion of the Company's business has been derived from substantial orders placed by large organizations, and the timing of such orders has caused material fluctuations in the Company's operating results. In addition, because the Company provides certain of its products to customers under perpetual licenses with no significant continuing obligations for which collection of the related receivable is probable, it recognizes the majority of its revenue under such perpetual licenses upon the delivery of the software and acceptance by the customer. Thus, revenues derived by the Company may be more likely to be recognized in irregular patterns that may result in significant quarterly variations in the Company's revenues.

        The Company's expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent. Therefore, the Company may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, if anticipated revenues in any quarter do not occur or are delayed, the Company's operating results for the quarter would be disproportionately affected. Operating results also may fluctuate due to factors such as the demand for the Company's products, product life cycles, the introduction and acceptance of new products and product enhancements by the Company or its competitors, changes in the number of products that are in new pilot product installations, changes in the mix of distribution channels through which the Company's products are offered, changes in the level of operating expenses, customer order deferrals in anticipation of new products, competitive conditions in the industry and economic conditions generally or in various industry segments.

        The Company expects quarterly fluctuations in its operating results to continue for the foreseeable future. Accordingly, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of the Company's future performance. No assurance can be given that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.


        THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


        REVENUES. Revenues for the three months ended September 30, 1997 were $23.2 million, an increase of 59% over revenues of $14.6 million for the same period in the prior year. This increase was due primarily to greater license and maintenance revenues, which were $18.5 million for the quarter ended September 30, 1997, an increase of 77% from $10.4 million for the comparable quarter in 1996. The Company's license and maintenance revenues are derived from periodic recurring license fees, perpetual license fees and maintenance fees. This increase in license and maintenance revenues was due primarily to the growth of license fee revenues the Retek Merchandising System, which provides management solutions for retailers. Other products contributing to the increase in license and maintenance revenues were ProfitMax, which detects fraud in credit card applications, Capstone, which processes credit card applications, and growth in revenue from Falcon license fees.

        Installation and implementation revenues for the quarter ended September 30, 1997 were $3.1 million, an increase of 119% as compared to installation and implementation revenues of $1.4 million for the quarter ended September 30, 1996. This increase was primarily due to new installations of Capstone, which processes credit card applications, and Colleague, which automates lending decisions.


        Contracts and other revenues for the three months ended September 30, 1997 were $1.7 million, a decrease of 40% as compared to $2.8 million for the same period in the prior year. Contracts and other revenues are derived primarily from development and consulting contracts with commercial customers and research and development contracts with the United States Government. All revenues for new product pilots (i.e., the first production installation of a product) are also reported as contract and other revenues. The Company had fewer new product pilot installations in process during the quarter ended September 30, 1997 than during the quarter ended September 30, 1996, which accounted in part for the decrease in contracts and other revenues during that quarter. Revenues from contract services are generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion.

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


        LICENSE AND MAINTENANCE EXPENSES. License and maintenance expenses primarily consist of the Company's expenses for personnel engaged in customer support activities, costs of travel to customer sites and the costs of documentation materials. License and maintenance expenses for the third quarter of 1997 were $3.0 million and constituted 16% of license and maintenance revenues for the quarter, whereas such expenses were $2.3 million and represented 23% of license and maintenance revenues in the third quarter of 1996. The primary reason for the increase in these expenses in absolute dollars was increased staffing and associated costs in client services to support the increased volume of business. License and maintenance expenses thus represents a significantly lower percentage of associated revenues in the quarter ended September 30, 1997 than in the comparable period for the prior year. The resulting increase in gross margins was primarily due to increased shipments of new and existing products, including the Retek Merchandising System, ProfitMax, Capstone and Colleague, generating license and maintenance revenue that outpaced associated costs. The Company's margins may vary from quarter to quarter depending upon, among other things, the relative mix of early adopter priced product revenues versus full priced product revenues for the quarter.

        INSTALLATION AND IMPLEMENTATION EXPENSES. Installation and implementation expenses for the third quarter of 1997 were $1.5 million and 49% of installation and implementation revenues, whereas such expenses were $560,000 and 40% of installation and implementation revenues during the third quarter of 1996. The primary reason for the increase in these expenses in absolute dollars was increased staffing and associated costs to support the increased volume of business. Installation and implementation expenses as a percent of installation and implementation revenues increased during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996. The associated decrease in gross margins was due in part to the fact that the Company had a higher volume of early adopter transactions for the quarter ended September 30, 1997 as compared to the same period of the prior year. Early adopter installations typically yield lower margins due to price discounts given to early adopter customers of new products.

        CONTRACTS AND OTHER EXPENSES. Contracts and other expenses consist primarily of personnel-related expenses associated with the Company's performance of such development, consulting, and research and development contracts in this expense category. Contracts and other expenses in the third quarter of 1997 were $1.1 million or 66% of contracts and other revenues as compared to $1.9 million or 67% of such revenues in the third quarter of 1996. The decrease in these expenses as a percent of contracts and other revenues is due to the completion of several higher margin commercial development contracts that were in process during the third quarter of 1996. The remaining development contracts are primarily government contacts and on-going model development projects, which typically yield lower margins than commercial new product pilot contracts.

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the third quarter of 1997 were $5.8 million or 25% of total revenues compared to $3.6 million or 25% of total revenues in the third quarter of the prior year. The increase in these expenses in absolute dollars was due primarily to increases in staffing and related costs to support increased product development activities, primarily related to enhancements to Retek Merchandising, Retek Data Warehouse, and Retek's ARI product and, to a lesser extent, Capstone and CompCompare.

        SALES AND MARKETING EXPENSES. Sales and marketing expenses were $5.4 million or 23% of total revenues in the third quarter of 1997 compared to $2.8 million or 19% of total revenues in the third quarter of 1996. The increase in sales and marketing expenses was due primarily to increased staffing related to the Company's expansion of its direct sales and marketing staff, including opening sales offices in Germany, South Africa and France, and increased expenses for trade shows, advertising and other marketing programs to support the roll-out of new products.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $2.2 million or 10% of total revenues in the third quarter of 1997, compared to $1.9 million or 13% of total revenues in the prior year. Included in general and administrative costs in the third quarter of 1996 were $544,000 of acquisition costs. Excluding these acquisition costs, general and administrative expenses in the third quarter of 1996 were $1.3 million or 9% of total revenues. The increase in general and administrative costs was due to increased staffing and related expenses, including recruiting costs, to support higher levels of sales and development activity of the Company resulting in part from the fiscal 1996 acquisitions of Risk Data Corporation and Retek Distribution Corporation.

        OPERATING INCOME. The above factors resulted in operating income of $4.2 million, constituting 18% of total revenues for the third quarter of 1997, compared to operating income of $1.6 million or 11% of total revenues in the same quarter of the prior year.

        OTHER INCOME, NET. Other income for the third quarter of 1997 was $523,000 compared to $371,000 in the third quarter of the prior year. The increase was due to an increase in interest income during the third quarter of 1997 as a result of higher cash and investment balance, and a decrease in interest expense of approximately $99,000 primarily related to the repayment of Risk Data's bank notes payable during the third quarter of 1996.

        INCOME BEFORE INCOME TAX PROVISION. The resulting income before income tax provision for the third quarter of 1997 was $4.7 million or 20% of total revenues, compared to income before tax provision of $1.9 million or 13% of total revenues for the comparable quarter of 1996.

        INCOME TAX PROVISION. The income tax provisions of $1.7 million and $516,000 in the third quarters of 1997 and 1996, respectively, are based on management's estimates of the effective tax rates to be incurred by the Company during those respective full fiscal years. The income tax provision of $516,000 in the third quarter of 1996 is based on the income of the Company excluding Risk Data and Retek, as they had unutilized net operating loss carryforwards at September 30, 1996 and as a result recorded no tax provision.

        NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

        REVENUES. Revenues for the nine months ended September 30, 1997 were $62.7 million, an increase of 69% over revenues of $37.1 million for the same period in the prior year. This increase was due primarily to greater license and maintenance revenues, which were $49.3 million for the nine months ended September 30, 1997, an increase of 102% from $24.4 million for the comparable period in 1996. The Company's license and maintenance revenues are derived from periodic license fees, perpetual license fees and maintenance fees. This increase in license and maintenance revenues for this nine month period was due primarily to the growth of license fee revenues from products of recently acquired companies, including the Retek Merchandising System, which provides management solutions for retailers, and PMAdvisor, which automates the comparison of therapy treatments against clinical guidelines. Also contributing to the increase in license and maintenance revenues was growth in revenue from Falcon license fees, Capstone, which processes credit card applications, ProfitMax, which manages credit card profitability and, to a lesser extent, revenue from CompCompare, which permits insurers to compare historical costs of workers' compensation insurance claims and Colleague, which automates lending decisions.

        Installation and implementation revenues for the nine months ended September 30, 1997 were $7.2 million, an increase of 89% over revenues of $3.8 million during the first nine months of 1996. This increase was due primarily to new installations of Capstone and Colleague, and to a lesser extent, ProfitMax.

               Contracts and other revenues for the nine months ended September 30, 1997 were $6.2 million, a decrease of 30% as compared to $8.8 million for the same period in the prior year. The Company had fewer new product pilot installations in process during the nine months ended September 30, 1997 than during the nine months ended September 30, 1996, which accounted in part for the decrease in contracts and other revenues during that period.

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

        LICENSE AND MAINTENANCE EXPENSES. License and maintenance expenses for the first nine months of 1997 were $8.4 million, constituting 17% of license and maintenance revenues for the period, whereas such expenses were $6.4 million, representing 26% of license and maintenance revenues in the first nine months of 1996. The primary reason for the increase in these expenses in absolute dollars was increased staffing and associated costs in client services to support the increased volume of business. License and maintenance expenses represented a lower percentage of license and maintenance revenues in the period ended September 30, 1997 than in the comparable period in the prior year. This increase in gross margins was due to increased shipments of new products, including the Retek Merchandising System, PMAdvisor, Capstone, Colleague and ProfitMax, which generated license and maintenance revenues that outpaced the growth in associated costs.

        INSTALLATION AND IMPLEMENTATION EXPENSES. Installation and implementation expenses for the first nine months of 1997 were $3.6 million or 49% of installation and implementation revenues, whereas such expenses were $1.7 million or 46% of installation and implementation revenues during the same period of 1996. The primary reason for the increase in these expenses in absolute dollars was increased staffing and associated costs to support the increased volume of business. The decrease in gross margins for installation and implementation activities was due in part to the fact that the Company had a higher volume of early adopter transactions for the nine months ended September 30, 1997 as compared to the same period of the prior year. Early adopter installations typically yield lower margins due to price discounts given to early adopter customers of new products.

        CONTRACTS AND OTHER EXPENSES. Contracts and other expenses in the first nine months of 1997 were $4.4 million or 71% of contracts and other revenues as compared to $5.9 million or 67% of such revenues in the first nine months of 1996. The increase in these expenses as a percent of revenues is due to the completion of several higher margin commercial development contracts during the second quarter of 1997. The remaining development contracts are primarily government contacts and on-going model development projects which typically yield lower margins than commercial new product pilot contracts.

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the first nine months of 1997 were $14.9 million or 24% of total revenues compared to $9.2 million or 25% of total revenues in the first nine months of the prior year. The increase in these expenses in absolute dollars was due primarily to increases in staffing and related costs to support increased product development activities, primarily related to enhancements to Retek Merchandising, Retek Data Warehouse, and Retek's ARI product, and to a lesser extent, CompCompare, ProviderCompare, and Capstone.

        SALES AND MARKETING EXPENSES. Sales and marketing expenses were $14.5 million or 23% of total revenues in the first nine months of 1997 compared to $7.6 million or 20% of total revenues in the first nine months of 1996. The increase in sales and marketing expenses was due primarily to increased staffing related to the Company's expansion of its direct sales and marketing staff, including opening sales offices in the United Kingdom, Japan, South Africa, Germany, and France, and increased expenses for trade shows, advertising and other marketing programs to support the roll-out of new products.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $6.3 million or 10% of total revenues in the first nine months of 1997, compared to $4.7 million or 13% of total revenues in the prior year. Included in general and administrative costs in the first nine months of 1996 were $643,000 of acquisition costs. Excluding these acquisition costs, general and administrative expenses in the first nine months of 1996 were $4.1 million or 11% of total revenues. The increase in these costs was due to increased staffing and related expenses, including recruiting costs, to support higher levels of sales and development activity of the Company resulting in part from the fiscal 1996 acquisitions of Risk Data Corporation and Retek Distribution Corporation. The decrease in general and administrative expenses as a percent of total revenues is due to relatively higher increases in revenues as compared to the increase in general and administrative expenses.

        OPERATING INCOME. The above factors resulted in operating income of $10.7 million, constituting 17% of total revenues for the first nine months of 1997, compared to $1.6 million , constituting 4% of total revenues in the same period of the prior year.

        OTHER INCOME, NET. Other income for the first nine months of 1997 was $1.4 million compared to $1.2 million in the first nine months of the prior year. The increase was due to a decrease in interest expense of approximately $293,000 primarily related to the repayment of Risk Data's bank notes payable during the third quarter of 1996.

        INCOME BEFORE INCOME TAX PROVISION. The resulting income before income tax provision for the first nine months of 1997 was $12.1 million or 19% of total revenues, compared to income before tax provision of $2.8 million or 7% of total revenues for the comparable period of 1996.

        INCOME TAX PROVISION. The income tax provisions of $4.5 million and $1.7 million in the first nine months of 1997 and 1996, respectively, are based on management's estimates of the effective tax rates to be incurred by the Company during those respective full fiscal years. The income before income tax provision of $2.8 million for the first nine months of 1996 includes losses incurred by Risk Data

Corporation and Retek Distribution Corporation for which no tax benefit was available during that period, resulting in a higher than normal effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities during the first nine months of 1997 was $5.3 million, which represented net income before depreciation and amortization of approximately $10.9 million, further increased by increases in accrued liabilities of $2.1 million and accounts payable of $1.3 million and offset by increases in accounts receivable of $7.2 million and other assets of $837,000, and decreases in deferred revenue of $848,000, related to contract and license prepayments, and other liabilities of $192,000. Net cash provided by operating activities during the first nine months of 1996 of $1.0 million represented net income before depreciation and amortization of approximately $3.2 million. This was increased by increases in accounts payable of $2.4 million and deferred revenue of $1.5 million related to contract and license prepayments and, and a decrease in deferred tax assets of $1.7 million offset by increases in accounts receivable of $5.5 million and other assets of $1.5 million.

        Net cash used in investing activities was $16.1 million during the first nine months of 1997, primarily due to net purchases of investments of $9.9 million. In addition, the Company expended $6.2 million for property and equipment during the first nine months of 1997, including $3.8 million for computer equipment to support the increased staffing across the Company and $1.8 million for furniture and fixtures primarily related to the relocation of Retek's Minneapolis headquarters. Net cash used in investing activities was $13.5 million during the first nine months of 1996 as a result of net purchases of investments of $10.8 million. The Company also acquired approximately $2.7 million of property and equipment (primarily computer equipment) during the first nine months of 1996.

        Net cash provided by financing activities was $7.3 million during the first nine months of 1997 primarily due to the tax benefit from stock option exercises of $4.2 million and the net proceeds from the issuance of common stock of $3.4 million, offset by capital lease repayments of $332,000 million. Net cash used in financing activities was $2.8 million during the first nine months of 1996, primarily as a result of repayments of the revolving line of credit, notes payable to stockholders and capital lease obligations totaling $7.0 million offset by proceeds from Risk Data Corporation's bridge loan and bank line of credit totaling $2.3 million and the net proceeds from the issuance of common stock of $1.9 million.

        At September 30, 1997, the Company had $40.6 million in cash, cash equivalents and investments. Management believes that the Company's cash and investments and cash generated from operations will be adequate for the Company's cash requirements for the next twelve months. Management intends to invest the Company's cash in excess of current operating requirements in interest-bearing, investment grade securities with maturities of two years or less. A portion of the Company's cash could be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies or data. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products, technologies or data.

Item 5: OTHER INFORMATION

        See Note 3 to Notes to Consolidated Financial Statements (unaudited) contained herein regarding the proposed transaction with CompReview, Inc. and the special meeting of the Company's stockholders scheduled for November 25, 1997 to approve the issuance of shares of the Company's Common Stock and options for Common Stock in that transaction and a proposal to increase the number of shares of the Company's Common Stock reserved for issuance under the Company's 1995 Equity Incentive Plan by 750,000 shares.

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            2.01 Agreement and Plan of Reorganization dated July 14, 1997 among the Company, CompReview, Inc., the stockholders of CompReview, Inc. and FW1 Acquisition Corp., a wholly-owned subsidiary of the Company. (1)

           11.01      Statement Regarding Computation of Per Share Earnings

           27.01      Financial Data Schedule

           --------------------
           (1) Incorporated by reference from the Company's definitive proxy statement for its special stockholders meeting to be held on November 25, 1997, filed with the Securities and Exchange Commission on October 22, 1997.


        (b) Reports on Form 8-K

            None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HNC SOFTWARE INC.



Date: November 14, 1997           By: /s/ Raymond V. Thomas
                                      ---------------------
                                      Raymond V. Thomas
                                      Vice President, Finance & Administration
                                      and Chief Financial Officer

                                      (for Registrant as duly authorized officer and as Principal Financial Officer and Principal Accounting Officer)

                                INDEX TO EXHIBITS


The following exhibits are filed with this Report:

        Exhibit 2.01 Agreement and Plan of Reorganization dated July 14, 1997 among the Company, CompReview, Inc., the stockholders of CompReview, Inc. and FW1 Acquisition Corp., a wholly-owned subsidiary of the Company (1)

        Exhibit 11.01     Statement Regarding Computation of Per Share Earnings

        Exhibit 27.01     Financial Data Schedule


-----------------------------
(1) Incorporated by reference from the Company's definitive proxy statement for its special stockholders' meeting to be held on November 25, 1997.