Form 10-K
period 1997-12-31
HNC SOFTWARE INC/DE
filed 1998-02-17
CIK 945093

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

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

                                Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price as reported on the Nasdaq Stock Market at January 30, 1998, was approximately $809 million. The number of shares of the Registrant's Common Stock outstanding at January 30, 1998 was 24,570,578 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 1998 are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.
================================================================================

                               TABLE OF CONTENTS

                                                                                        PAGE NO.
                                                                                        --------
PART I
Item 1.     Business..................................................................    3
Item 2.     Properties................................................................   24
Item 3.     Legal Proceedings.........................................................   24
Item 4.     Submission of Matters to a Vote of Security Holders.......................   24

PART II
Item 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters...................................................................   25
Item 6.     Selected Financial Data...................................................   25
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations................................................................   27
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk................   34
Item 8.     Financial Statements and Supplementary Data...............................   35
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial
            Disclosure................................................................   56

PART III
Item 10.    Directors and Executive Officers of the Registrant........................   56
Item 11.    Executive Compensation....................................................   57
Item 12.    Security Ownership of Certain Beneficial Owners And Management............   57
Item 13.    Certain Relationships and Related Transactions............................   57

PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports On Form 8-K...........   57

ProfitMax(R) is a registered trademark of the Company. CRLink(TM), CompCompare(TM), ProviderCompare(TM), PMA Advisor(TM), VeriComp(TM), MIRA(TM), Falcon(TM), Falcon Export(TM), Falcon Select(TM), Falcon Debit(TM), Falcon Retail(TM), Falcon Sentry(TM), Eagle(TM), Capstone(TM), Capstone for Payment Cards(TM), Capstone for Consumer Lending(TM), Capstone for Mortgage Lending(TM), ProfitMax Bankruptcy(TM), AREAS(TM), Retek Merchandising System(TM), Retek Data Warehouse(TM), Active Retail Intelligence(TM), Retek Demand Forecasting(TM), Falcon Retail(TM), MatchPlus(TM), SelectCast(TM), SelectResponse(TM) and SelectResource(TM) are trademarks of the Company. All other trademarks or trade names referred to in this Report are the property of their respective owners.

The latest news and information about the Company can be found on the HNC Software World Wide Web site: http://www.hncs.com and can also be accessed by calling our Stockholder Information Line at 1-800-396-8052.

The Company was founded in 1986 under the laws of California and was reincorporated in June 1995 under the laws of Delaware. The Company's principal executive offices are located at 5930 Cornerstone Court West, San Diego, California 92121-3728, and its telephone number is (619) 546-8877. In this Prospectus, the terms "HNC" and the "Company" each refer to HNC Software Inc., a Delaware corporation, and its consolidated subsidiaries unless the context otherwise requires.

                                     PART I

ITEM 1. BUSINESS

     HNC develops, markets and supports predictive software solutions for leading service industries. These predictive software solutions employ proprietary neural-network predictive decision engines, profiles, traditional statistical modeling, business models, expert rules and context vectors to convert existing data and business experiences into meaningful recommendations and actions. Just as manufacturing organizations have implemented manufacturing resource planning ("MRP") software to automate routine transactions, leading service industries such as the health-care/insurance, financial services and retail industries are using predictive software solutions to improve profitability, competitiveness and customer satisfaction.

INDUSTRY BACKGROUND

     Today's competitive business environment has forced many service companies to increase business efficiency while improving their flexibility and responsiveness to changing market conditions. Businesses continually seek new ways to make better decisions by collecting and analyzing data. Consequently, service companies have made, and continue to make, significant investments in computer systems designed to gather and electronically store ever increasing amounts of data. In most cases, these computerized systems automate manual tasks and activities, resulting in the conversion of significant amounts of corporate data from paper to electronic form. However, these systems generally do not synthesize data in ways that help businesses make better real-time decisions.

     Historically, the development of predictive software solutions was inhibited by the lack of computing standards and effective computational intelligence techniques. The emergence of client-server standards, including relational database management systems, the Windows operating system and network communications protocols, has fostered the increased transmission and dissemination of electronically stored data within and among businesses. MRP software systems were developed to automate production, accounting, human resources and distribution transactions for primarily manufacturing organizations. These systems manage and store large amounts of diverse business information, providing continuous and simultaneous availability of information to geographically dispersed employees, customers and suppliers. However, MRP systems generally do not provide businesses with the functionality and flexibility needed to utilize this data to simulate operations and make real-time decisions and recommendations in diverse and rapidly changing business environments.

     Several service industries have a particular need to leverage large volumes of real-time transactional and operational data in order to address systemic issues that have historically affected profitability, competitiveness and customer satisfaction. These industries and issues include:

     - HEALTHCARE/INSURANCE INDUSTRY. Workers' compensation fraud and abuse is currently receiving widespread attention in the healthcare/insurance industry. Conning & Co. recently estimated that 10%-25% of the dollar amount of filed workers' compensation claims in the United States are fraudulent. This translates to more than $5 billion lost each year to workers' compensation fraud.

     - FINANCIAL SERVICES INDUSTRY. Based on reports from Visa and Mastercard, Faulkner & Gray estimates that United States credit card credit losses and chargeoffs were $18 billion in 1996.

     - RETAIL INDUSTRY. Rapid changes in consumer buying patterns have caused merchants to place increased emphasis on predicting consumer demand and managing retail inventories. The change from mass to individual retail marketing has multiplied the number of promotional offers and stock-keeping units ("SKUs") required to address market opportunities. The U.S. Department of Commerce estimates that the inventory carrying costs for retail inventories nationwide were $316 billion at the end of March 1997.

     Historically, many companies in the healthcare/insurance, financial services and retail industries have developed specialized in-house applications to address these issues. Such applications are generally designed to access large volumes of operational and transactional data stored on mainframe computers. However, such systems are expensive, costly to support and maintain, and do not offer flexible and enterprise-wide access to data. Furthermore, most of these systems are not designed to meet the need for real-time recommendations and actions. The widespread adoption of distributed client-server computing has provided organizations with a much greater ability to access and manipulate stored information but also has created the need for third-party vendors of packaged applications software solutions that provide the same degree of functionality and reliability as traditional in-house applications. These vendors are able to provide a higher degree of functionality and reliability than traditional in-house applications by combining the domain knowledge from their customers and partners with expertise in computational intelligence and client-server technologies.

THE HNC SOLUTION

     HNC's predictive software solutions enable leading service industries, such as the healthcare/insurance, financial services and retail industries, to analyze and act upon operational and transactional data in real time. The Company's products provide the following benefits:

     Core predictive software technology. The Company's software includes a variety of computational intelligence technologies such as proprietary neural-network predictive decision engines, profiles, expert rules, context vectors, traditional statistical modeling and business models that can be customized to specific business applications. Neural networks can be adapted to changing environments and applications quickly and have proven to be accurate and effective in real-time operating environments. The Company's decision engine also includes a user-defined rule-based technology. The neural networks and rulebases are delivered through software that allows the Company's products to adapt to many customer-specific business needs without extensive custom programming. Adaptable functions include workflow queuing management, policy and procedure guidelines, input data modification, flexible graphical user interface ("GUI") display, decision criteria and report formats.

     Quick payback for customers. The Company's software solutions are designed for quick customer payback. The Company typically installs its products in two to six months, and customer payback periods for installation and first year usage fees are typically less than one year. Payback is rapid because the software products address applications that have a significant profit impact. HNC personnel focus not only on the technical integration, but also on delivering direct benefits to the customer throughout the service contract period.

     Transaction-based, real-time decision capability. HNC's software can operate in real time, providing an immediate, situation-specific response to each customer transaction. For example, the Falcon system for credit/debit card fraud can monitor millions of transactions each day, identify fraudulent transactions in progress and permit the card issuing bank to withhold an authorization before the perpetrator completes a purchase. The Falcon system differs from traditional modeling implementations, which operate in a batch or off-line mode on a collection of historical transactions.

     Flexible client-server solutions. HNC's solutions can be integrated into a customer's existing environment or architecture. The Company's products are available on industry-standard, client-server platforms, including Windows and UNIX clients, NetWare, Windows NT, UNIX and CICS servers and IBM, Oracle, Sybase and Informix databases. HNC's application products represent a complete software solution, including decision models, deployment software, communications interfaces and GUIs. The Company also supplies systems integration, ongoing performance analysis, model rebuilding and application consulting services to help ensure ongoing success for the customer. The Company believes that this flexible combination of products, services and deployment platforms represents an advance that enables successful predictive software system deployment in many mission-critical applications.

     Turnkey, customized and user-developed model options. The choice of data source is important to customers because data are the fundamental building blocks used to create accurate predictive models. HNC provides various models built on industry-specific or customer-specific data to meet individual application requirements. Customers and data suppliers provide the Company with historical transaction data for turnkey models, trend analyses and product updates. This combination of proprietary turnkey (from data and individual consumer profiles), customized and user-developed models allows the Company to offer products that solve a broad range of predictive application problems.

HNC'S STRATEGY

     HNC's objective is to be the leading supplier of predictive software solutions by leveraging its core computational intelligence technology across a series of product families targeted at specific service industries. The Company's strategy for achieving this objective contains the following key elements:

     Maintain and strengthen HNC's position at the core of its customers' applications infrastructure. Customers rely heavily on HNC's predictive software solutions to anticipate and react to rapidly changing business conditions. The Company's core computational intelligence technology serves as a platform upon which services businesses can deploy and combine the Company's products to manage and respond to operational and transactional data in real time. Therefore, HNC attempts to establish a strong position within the applications infrastructure of its customers. For example, the Company's first predictive solution product, Falcon, is a credit/debit card fraud detection system for monitoring individual credit card accounts. By adapting the core technology developed for Falcon, the Company later introduced ProfitMax, a transaction-based, real-time credit authorization system that manages the profitability of credit card portfolios. The Company believes that the opportunity exists for similar penetration within each of its core vertical markets, including opportunities such as retail banking within the financial services industry. As another example, the Company's context vectoring technology could profile visitors to a financial institution's Web site and send proactive direct e-mails regarding financial products.

     Leverage core predictive technologies to enter new market segments. Historically, the Company has applied its core predictive technology to the domain knowledge of companies it has acquired to introduce new products. For example, in August 1996, HNC acquired Risk Data, a developer of decision systems in the workers' compensation industry. By combining Risk Data's industry expertise with HNC's fraud detection technology, HNC is developing a VeriComp module that applies predictive technology to employer fraud in the workers' compensation industry. In addition, the Company is evaluating opportunities in other data-intensive industries, such as telecommunications, where predictive software may have the ability to improve business performance and profitability.

     Earn recurring revenues through long-term contracts. The Company markets most of its predictive software solutions as an ongoing service that includes software licenses, decision model updates, application consulting and on-line or on-site support and maintenance. Since many of the Company's applications are enhanced by periodic model updates, customers derive significant value from the Company's ongoing services. In addition, the mission-critical nature of many of HNC's predictive software solutions creates customer demand for long-term support commitments. Accordingly, the Company's customers typically pay for this package of software and service with a monthly usage fee and a three to seven year contract commitment.

     Use strategic relationships to support direct distribution. In each of its primary markets, the Company uses strategic relationships with system integrators and third-party service providers to support its direct distribution efforts. These partners provide varying levels of distribution support, from lead generation to resale of the Company's products. The Company maintains such strategic relationships with Electronic Data Systems ("EDS"), Intracorp and Marsh McLennan, Inc. in healthcare/insurance, First Data and EDS in financial services, and Andersen Consulting and KPMG Peat Marwick LLP in retail.

     Growth Through Acquisitions. The Company acquired First Data, Retek and CompReview in 1996 and 1997, thereby significantly expanding its product offerings in its target markets. On January 30, 1998, the Company signed a definitive agreement to acquire Practical Control Systems Technologies, Inc. ("PCS"), a distribution center management software vendor based in Cincinnati, Ohio, subject to the satisfaction of certain closing conditions and the approval of PCS' shareholders. The Company expects to continue to review acquisitions of businesses, products and technologies as a means to expand its product offerings for existing and new target markets.

MARKETS AND PRODUCTS

     HNC has a broad family of predictive software products that provide specific solutions for each of the healthcare/insurance, financial services and retail markets. Revenues from each of the Company's three product lines accounted for more than one-quarter of the Company's total revenues in 1997. Revenues from three products, CRLink, Retek Merchandising System and Falcon, accounted for 57.9% of the Company's total revenues in 1997. See "Risk
Factors -- Product Concentration."

  Healthcare/Insurance

     HNC offers and is developing products in the healthcare/insurance market. These products are targeted to insurance carriers, insurance providers, managed care organizations, state insurance funds, third-party administrators and large, self-insured employers. HNC has developed predictive software solutions that address the containment of the medical costs of workers' compensation and auto accident insurance claims, workers' compensation loss reserving, workers' compensation fraud, managed care effectiveness and provider effectiveness. These solutions, CRLink, MIRA, CompCompare, ProviderCompare, PMAdvisor and VeriComp, allow users the ability to reduce fraud losses and streamline operations.

                   HNC HEALTHCARE/INSURANCE INDUSTRY PRODUCTS
================================================================================

      PRODUCT                                    PRODUCT DESCRIPTION
---------------------------------------------------------------------------------------------------------
  CRLink            CRLink operates as the bill review engine that links all of the critical components of an effective cost containment program to help clients control the cost of workers' compensation, personal injury and other casualty risks.
---------------------------------------------------------------------------------------------------------
  MIRA              MIRA uses statistical predictive methods to automatically determine workers'
                    compensation loss reserves based on historical data gathered from insurance carriers, third-party administrators and state insurance funds throughout the
                    United States.
---------------------------------------------------------------------------------------------------------
  CompCompare       CompCompare enables clients to compare claims costs or the effectiveness of managed care programs by using benchmarking data from HNC's proprietary workers' compensation database.
---------------------------------------------------------------------------------------------------------
  ProviderCompare   ProviderCompare is a physician profiling product that provides on-line access to HNC's proprietary workers' compensation database. ProviderCompare enables clients to generate a detailed comparative analysis, such as treatment costs, among providers within the same specialty.
---------------------------------------------------------------------------------------------------------
  PMAdvisor         PMAdvisor enables claim payors to verify that the number of visits and type of treatment for claims involving physical medicine (primarily chiropractic and physical therapy) are appropriate for the diagnosis and severity of the injury and to identify chiropractic and physical therapy claims that exceed appropriate treatment guidelines.
---------------------------------------------------------------------------------------------------------
  VeriComp          VeriComp is a workers' compensation claimant system designed to assist in identifying claimant behavior that is likely to indicate the presence of fraud or abuse.
---------------------------------------------------------------------------------------------------------

  Financial Services

     The increasing volume of electronic financial transactions requires mission-critical decision-making in real time for applications such as credit card charge authorization, that carry a substantial risk of consumer and merchant fraud. HNC's Falcon and ProfitMax product lines are targeted at bank and private label card issuers and payment processors. Falcon employs a client/server architecture that consists of an interface into the customer's legacy system, a decision engine, a cardholder profile database, a case management database and a fraud workstation.

     HNC estimates that loan underwriting costs in the United States currently exceed $2.5 billion each year. Competitive pressures including cost reduction, rapid loan approval and the growth of on-line banking have compelled lenders to turn to software solutions that can automate loan origination in order to lower costs, improve customer service and provide remote access to lending services. HNC's predictive software solutions for the loan origination markets, Capstone and AREAS, allow lenders such as banks and private label card issuers, home equity lenders, auto lenders and mortgage lenders to automate the loan approval decision process.

                    HNC FINANCIAL SERVICES INDUSTRY PRODUCTS
================================================================================

         PRODUCT                                    PRODUCT DESCRIPTION
---------------------------------------------------------------------------------------------------------
  Falcon Product Line
------------------------
  Falcon                  Falcon products are neural network-based solutions that examine
  Falcon Expert           transaction, cardholder and merchant data to detect a wide range of
  Falcon Select           credit and debit card fraud. Using predictive software techniques,
  Falcon Debit            Falcon captures relationships and patterns that often are missed by
  Falcon Retail           traditional methods of detecting suspicious transactions.
  Falcon Sentry
  Eagle
---------------------------------------------------------------------------------------------------------
  Capstone Product Line
------------------------
  Capstone for Payment    Capstone is an intelligent, high-performance new account decision
    Cards                 processing solution. Based on expert rules, Capstone allows users to
  Capstone for            automate lending decisions and design, test, implement and track lending
    Consumer Lending      policies.
  Capstone for Mortgage
    Lending
---------------------------------------------------------------------------------------------------------
  ProfitMax Product Line
------------------------
  ProfitMax               ProfitMax provides transaction-based, real-time authorization and action
  ProfitMax Bankruptcy    decisions from within a complete infrastructure for managing the profitability of credit card portfolios. ProfitMax uses neural networks, expert rules and HNC's cardholder behavior profiling technology to analyze the expected profitability of each account in an issuer's portfolio using the issuer's definition of financial profit. ProfitMax
                          Bankruptcy uses the basic ProfitMax structure to predict the likelihood of cardholder bankruptcy even before the cardholder is delinquent.
---------------------------------------------------------------------------------------------------------
  AREAS                   AREAS automated property valuation software uses neural networks and other computational intelligence to provide an objective prediction of the current market value of residential property.
---------------------------------------------------------------------------------------------------------

  Retail

     Although retailers have made significant investments in customer information, point-of-sale and quick-response ordering systems, these applications often do not include the forecasting ability required to maximize profitability and respond to competition through timely "in-store" replenishment, electronic networking and quick response initiatives. HNC has developed a group of products that effectively addresses inventory control, merchandise management and financial control management. These software solutions allow retailers to build forecasting and marketing models to carry out day-to-day buying and selling activities, thereby reducing carrying costs for inventories and improving purchasing, promotion and logistics efficiencies. The target markets for the Company's retail products are department stores, mass merchandisers and specialty retail chains in multi-store and multi-warehouse environments with gross sales in excess of $200 million.

                          HNC RETAIL INDUSTRY PRODUCTS
================================================================================

         PRODUCT                                    PRODUCT DESCRIPTION
---------------------------------------------------------------------------------------------------------
 Retek Merchandising      The Retek Merchandising System provides inventory control, merchandise
   System                 management and financial control and addresses the definition and management of merchandise at the SKU level and reporting and financial control through stock ledgers.
---------------------------------------------------------------------------------------------------------
 Retek Data Warehouse     Retek Data Warehouse provides the transaction infrastructure needed for retailers to plan, buy, move, sell and pay for their merchandise.
---------------------------------------------------------------------------------------------------------
 Active Retail            Active Retail Intelligence identifies performance exceptions and
   Intelligence           recommends the appropriate corrective action.
---------------------------------------------------------------------------------------------------------
 Retek Demand             Retek Demand Forecasting provides forecasts to retailers' supply chain
   Forecasting            planning allocation and replenishment functions and uses predictive causal techniques with automated forecasting and multi-dimensional on-line analysis.
---------------------------------------------------------------------------------------------------------
 Falcon Retail            Falcon Retail provides proactive detection of private label card application and transaction fraud.
---------------------------------------------------------------------------------------------------------

EMERGING MARKET OPPORTUNITIES

     The Company's experience and technology capabilities in the healthcare/insurance, financial services and retail markets often lead to new product ideas and concepts. The Company also evaluates new market opportunities that arise through its commercial and government contract work. As contracts are completed, the end products are evaluated for commercialization. For example, contracts for the Advanced Research Projects Agency, United States Army Research Laboratory, United States Air Force, Office of Naval Research, DataTimes Corporation and Tracor Applied Sciences, Inc. generated a context-based text analysis technology called MatchPlus. This core text analysis technology has been under development at HNC for the last four years for Department of Defense applications. During 1996, the Company formed Aptex to commercialize HNC's MatchPlus text analysis technology for emerging markets. Aptex has developed a strategic partnership with InfoSeek Corporation, an Internet search and navigation service, to deliver products using this text analysis technology to the Internet market. To date, three new Internet products have been launched:
SelectCast, SelectResponse and SelectResource.

     Substantially all of the Company's revenues in recent years have been attributable to sales of predictive software solutions and services, and these products and services are currently expected to continue to account for a substantial amount of the Company's future revenues. The market for predictive software solutions is still emerging. The rate at which businesses have adopted the Company's products has varied significantly by market and by product within each market, and the Company expects to continue to experience such variations with respect to its target markets and products in the future. The Company has introduced products for the healthcare/insurance, financial services and retail markets. The Company has recently announced several new products, including PMAdvisor, VeriComp, SelectCast, SelectResponse and SelectResource. To date, none of these products has achieved any significant degree of market acceptance, and there can be no assurance that such products will ever be widely accepted. Although businesses in the Company's target markets have recognized the advantages of using predictive software solutions to automate the decision-making process, many have developed decision automation systems internally rather than licensing them from outside vendors. There can be no assurance that the markets for the Company's products will continue to develop or that the Company's products will be widely accepted, if at all. If the markets for the Company's new or existing products fail to develop, or develop more slowly than anticipated, the Company's sales would be negatively impacted, which would have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMER SERVICE AND SUPPORT

     A high level of continuing maintenance, service and support is critical to maintaining the performance of the Company's predictive software solutions. Service and support are also essential to the Company's objective of developing long-term relationships with, and obtaining recurring revenues from, customers. The Company's service and support activities are related to system installation, performance validation and ongoing consultation on the optimal use of HNC products.

     Model and Rule Updates. Most HNC product license agreements include periodic data, model and/or rule updates to maintain system performance. HNC technical personnel generally assist the customer with installation of updates. The Company makes commitments to update models and rules at varying intervals, from fixed times (such as quarterly and annually) to unscheduled times, provided the customer has met its commitments to provide data to HNC.

     Education. The Company offers comprehensive education and training programs to its customers. The Company provides on-site training services associated with many of its products. Fees for education and training services are generally included in usage-priced products, but may be charged separately in other cases.

     Consulting. The Company's consultants are available to work with customers' user application groups and information systems organizations. Customers that buy consulting services are usually planning large implementations or want to optimize performance of the Company's products in their operating environments. Fees for consulting are generally included in usage-priced products, but may be charged separately in other cases.

PRICING

     The Company generally establishes prices in one of two ways: usage-based fees and fixed-fee licenses with maintenance. The Company generally employs usage-based pricing for its healthcare/insurance products, Falcon, ProfitMax and AREAS. Under the usage-based pricing structure, HNC generally provides a fixed-term software license, software maintenance, model updates (in the case of HNC-supplied models) and ongoing consulting services in exchange for recurring revenue based on usage. Usage-based term contracts typically include annual price index adjustments. In 1995, 1996 and 1997, recurring revenues from these contracts represented 61.2%, 56.1% and 55.2% of the Company's total revenues, respectively. The Company generally employs fixed-fee license pricing for Capstone and all of the Company's retail products except Falcon Retail. Under the fixed-fee license pricing structure, the Company generally licenses the product for the customer's internal use on a perpetual basis. In most cases, the user can separately contract for maintenance services on an annual basis. The Company typically offers early adopter pricing for its usage-based products to customers that agree to be part of pilot or other early product life cycle installations. Early adopter pricing might include reduced-fee perpetual licenses, reduced-fee services or both.

     The Company often contracts for installation services associated with its predictive software solutions. The Company provides user-specific proposals priced at either fixed-fee levels or on a time and materials basis. In nearly all cases, travel expenses are billed separately at cost.

     The Company offers contract consulting services. Because of the complexity associated with predictive software solutions, users often request that HNC help them to develop models or analyze problems. Also, the Company from time to time accepts engagements not associated with current product offerings in order to become more familiar with a new application area and determine the potential for new product development. Although consulting services are included with many of the Company's usage-based products, customers may request additional consulting, often associated with custom modeling.

SALES AND MARKETING

     The Company sells and markets its software and services in North America and internationally through its direct sales organization, joint marketing and distribution agreements. The Company's worldwide sales and marketing organization consisted of 125 employees as of December 31, 1997. The domestic sales staff is based at the Company's corporate headquarters in San Diego and in United States field offices in California,

Colorado, Connecticut, Georgia, Minnesota, New York, Pennsylvania, Texas and Virginia. Internationally, the Company has field sales offices in Australia, Canada, France, Germany, Japan, Singapore, South Africa and the United Kingdom. To support its sales force, the Company conducts comprehensive marketing programs, which include direct mail, public relations, advertising, seminars, trade shows and ongoing customer communication programs. The sales staff is generally product-based, and each representative is assigned a geographic territory.

     The Company has licensed First Data and EDS to act as service bureaus to provide an alternate channel of distribution for end-users to utilize the Falcon product to process credit card receipts for banks and other credit card issuers. The Company generally assists its service bureau partners in the sales effort, often employing the Company's direct sales force in the process. Company sales representatives earn a commission for service bureau sales in their territory. These service bureaus pay the Company monthly usage fees based on the volume of transactions processed for such credit card issuers. Product licenses to First Data, the largest provider of credit card charge receipt processing services to banks, accounted for 8.7%, 8.6% and 7.6% of the Company's total revenues in 1995, 1996 and 1997, respectively. The Company has licensed First Data to provide its customers with access to the Company's ProfitMax product pursuant to a license agreement entered into in January 1996. The Company's revenues under the ProfitMax Contract represented approximately one-quarter of the Company's revenues from First Data in 1997. In late January 1998, First Data asserted that certain restrictive covenants under the ProfitMax Contract violated certain intellectual property laws. First Data also asserted that the existence of such restrictions made the ProfitMax Contract at least temporarily unenforceable and that First Data is therefore not obligated to pay the Company license fees due under the ProfitMax contract. The Company disputed First Data's claim, released and waived the above-mentioned restrictive covenants in the ProfitMax Contract and gave First Data written notice that the Company intended to terminate the ProfitMax Contract pursuant to its terms unless First Data cured its failure to pay the delinquent license fees in a timely manner. Currently, First Data and the Company are working to resolve their dispute regarding the ProfitMax Contract by negotiating a new agreement. First Data has resumed making license fee payments on a delayed basis, and HNC has agreed to extend the date for First Data to pay past due license fees until mid-April 1998. Although HNC expects to reach a new agreement with First Data that will resolve the pending dispute, there can be no assurance that such an agreement will be reached or that the terms of such an agreement would be as favorable to HNC as its existing contractual arrangements with First Data. If no such agreement can be reached and First Data maintains its current position, it is possible that litigation or arbitration could ensue, which would likely result in a loss of anticipated revenue to the Company under the ProfitMax Agreement and possibly other agreements between the Company and First Data, which could have a material adverse affect on the Company's business, financial condition and results of operation.

     The Company also uses representative agents for certain products in certain territories outside of North America. The Company has agents covering Australia, Austria, France, Germany, Italy, New Zealand, Spain and Switzerland. In 1995, 1996 and 1997, international operations and export sales (includes sales in Canada) represented 12.6%, 17.7% and 16.8% of the Company's total revenues, respectively. International sales result primarily from Falcon product sales and sales of retail products. The Company intends to continue to expand its operations outside the United States and to enter additional international markets, including by adding sales and support offices in Europe and Japan, which will require significant management attention and financial resources. The Company has committed and continues to commit significant time and development resources to customizing certain of its products for selected international markets and to developing international sales and support channels. There can be no assurance that the Company's efforts to develop products, databases and models for targeted international markets or to develop additional international sales and support channels will be successful. The failure of such efforts, which can entail considerable expense, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Risks Associated with International Sales."

     International sales are subject to additional inherent risks, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, the burdens of complying with a variety of foreign laws, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences and political and economic instability. The Company's international sales are currently denominated predominantly in United States dollars and a small portion are denominated in British pounds sterling. An increase in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive, and therefore potentially less competitive, in foreign markets. In the future, to the extent the Company's international sales are denominated in local currencies, foreign currency translations may contribute to significant fluctuations in the Company's business, financial condition and results of operations. If for any reason exchange or price controls or other restrictions on foreign currencies are imposed, the Company's business, financial condition and results of operations could be materially adversely affected.

     Due in part to the mission-critical nature of certain of the Company's applications, potential customers perceive high risk in connection with adoption of the Company's products. As a result, customers have been cautious in making decisions to acquire the Company's products. In addition, because the purchase of the Company's products typically involves a significant commitment of capital and may involve shifts by the customer to a new software and/or hardware platform, delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the purchase of the Company's products is typically lengthy, unpredictable and subject to a number of significant risks over which the Company has little or no control, including customers' budgetary constraints and internal acceptance reviews. The sales cycle associated with the licensing of the Company's products can typically range from 60 days to 18 months. As a result of the length of the sales cycle and the typical size of customers' orders, the Company's ability to forecast the timing and amount of specific sales is limited. A lost or delayed sale could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Neural-Network Technology. Neural networks have predictive power that can be improved with experience as the historical database increases in size. The term "neural network" refers to a family of nonlinear, statistical modeling techniques, sometimes called "computational intelligence." These techniques distinguish themselves through a process of automated "learning" or "training" that replaces the time-consuming manual techniques of traditional nonlinear, statistical modeling. The neural-network architecture itself consists of groups of "processing elements," or equations with several inputs and a single output. The output of each element becomes either the input to another element or part of the dependent output. Each input receives a "weight" or value, in the equation, which is adjusted during the training process. The actual result from each training record is compared with the answer from the neural network, and the weights are adjusted to reduce the error between the two. This process can become computationally intensive, as millions of training data records must be processed hundreds or thousands of times. HNC has developed proprietary high-speed and parallel-processor boards to accelerate training and execution of its neural-network software. The Company believes that the rapid model development afforded by its technology provides a competitive advantage in the development of predictive software solutions.

     Rule-Based Technology. The Company's systems also employ rule-based technology to implement customer strategy, policy and procedures. The rules are implemented as part of predictive processes. The Company believes that its combination of neural networks and rule bases in a single decision engine represents a significant competitive advantage over more traditional approaches to decision automation.

     Context Vector Technology. Context vector technology that originated at HNC and is being commercialized at Aptex is a way to explore, analyze and model unstructured textual data. Context vector technology automatically discovers the underlying structure of free form symbolic data. This structure enables modeling from data elements previously considered impossible to include in predictive software applications. Context vector technology also models behavior. Just as relationships are discovered in unstructured data, observing electronic transaction behavior identifies patterns. Compatibility predictions can be made between information, behavior, people and products. When combined with other HNC technologies, such as neural networks and rule-based systems, the Company believes that context vectors can improve the performance of existing applications while opening new market opportunities. Context vector technology has been demonstrated to increase banner advertising click rates on the Internet, automate e-mail responses and discover unknown relationships in credit card transaction data.

     The Company's success depends upon its ability to enter new markets by successfully developing new products for such markets on a timely and cost-effective basis. The Company's products often require customer data for decision model development and system installation. As a result, completion of new products (particularly new products for markets not previously served by the Company) may be delayed while the Company extracts sufficient amounts of statistically relevant data and develops the models. During this development process, the Company relies on its potential customers in the new market to provide data and to help train Company personnel in the use and meaning of the data in the specific industry. These relationships also assist the Company in establishing a market presence and credibility in the new market. These potential customers, most of which have significantly greater financial and marketing resources than the Company, may compete with the Company in the future or otherwise discontinue their relationships with or support of the Company, either during development of the Company's products or thereafter. The failure by the Company to obtain adequate third-party support for new product development would have a material adverse effect on the Company's ability to enter new markets and, consequently, on the Company's business, financial condition and results of operations. See "Risk Factors -- Risks Associated with Technological Change and Delays in Developing New Products."

RESEARCH AND DEVELOPMENT

     The Company believes that its future success depends in part on its ability to maintain and improve its core technologies, enhance its existing products and develop new products that meet an expanding range of markets and customer requirements. The Company intends to expand its existing product offerings and to introduce new predictive software solutions. In the development of new products and enhancements to existing products, the Company uses its own tools extensively. Until 1996, the Company relied primarily on internal development of its products. Based on timing and cost considerations, however, the Company has acquired, and in the future may consider acquiring, technology or products from third parties. For example, the Company acquired technology and products in connection with its acquisitions of Risk Data and Retek in 1996 and CompReview in 1997.

     The Company performs all quality assurance and develops documentation internally. The Company intends to continue to support industry standard operating environments, client-server architectures and network protocols. The Company's specialists in neural network model development, software engineering, user interface design, product documentation and quality improvement are responsible for maintaining and enhancing the performance, quality and usability of all HNC predictive software solutions. The marketing services organization is responsible for authoring and updating all user documentation and other publications. See "Risk Factors -- Risks Associated with Technological Change and Delays in Developing New Products."

     The Company strategically targets its long-term research projects. In addition to funds allocated by the Company for research, HNC receives research contracts from a range of commercial sources and the United States Government. Government and commercial contract customers have included the Advanced Research Projects Agency, United States Air Force, Office of Naval Research and Tracor Applied Sciences, Inc. The Company believes that these contracts augment its ability to maintain existing technologies and investigate new technologies that may or may not become part of its products. The United States Government typically retains certain intellectual property rights and licenses in the technologies the Company develops under research contracts directly or indirectly sponsored by the government, and in some cases can terminate the Company's rights in such technologies if the Company fails to commercialize them on a timely basis.

Historically, these contracts have not resulted in development of products contributing to the Company's revenues in the fiscal year in which the research contract is performed, or in the subsequent fiscal year.

     The market for the Company's predictive software solutions for service industries is characterized by rapidly changing technology and improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems and database technology. The Company's success will depend upon its ability to continue to develop and maintain competitive technologies, enhance its current products and develop, in a timely and cost-effective manner, new products that meet changing market conditions, including evolving customer needs, new competitive product offerings, emerging industry standards and changing technology. For example, the rapid growth of the Internet environment creates new opportunities, risks and uncertainties for businesses, such as the Company, which develop software solutions that now may have to be designed to operate in Internet, intranet and other on-line environments. The Company may not be able to develop and market, on a timely basis, or at all, product enhancements or new products that respond to changing technologies. The Company has previously experienced significant delays in the development and introduction of new products and product enhancements, primarily due to difficulties with model development, which has in the past required multiple iterations, as well as difficulties with acquiring data and adapting to particular operating environments. The length of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. Any significant delay in the completion of new products, or the failure of such products, if and when installed, to achieve any significant degree of market acceptance, would have a material adverse effect on the Company's business, financial condition and results of operations. Any failure by the Company to anticipate or to respond adequately to changing technologies, or any significant delays in product development or introduction, could cause customers to delay or decide against purchases of the Company's products and would have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     The Company relies on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. The Company currently owns seven issued United States patents and has four United States patent applications pending. The Company has applied for additional patents for its Falcon technology in Canada, Europe and Japan and for its MIRA product in Australia, Canada and Europe. There can be no assurance that patents will be issued with respect to pending or future patent applications or that the Company's patents will be upheld as valid or will prevent the development of competitive products. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. As part of its confidentiality procedures, the Company generally enters into invention assignment and proprietary information agreements with its employees and independent contractors and nondisclosure agreements with its distributors, corporate partners and licensees, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise to obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, to ensure that customers will not be adversely affected by an interruption in the Company's business, the Company places source code for certain of its products into escrow, which may increase the likelihood of misappropriation or other misuse of the Company's intellectual property. Moreover, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries in which the Company has done and may do business. Also, the Company has developed technologies under research projects conducted under agreements with various United States Government agencies or subcontractors to such agencies. Although the Company has acquired certain commercial rights to such technologies, the United States Government typically retains ownership of certain intellectual property rights and licenses in the technologies developed by the Company under such contracts, and in some cases can terminate the Company's rights in such technologies if the Company fails to commercialize them on a timely basis. In addition, under certain United States Government contracts, the results of the Company's research may be made public by the government, which could limit the Company's competitive advantage with respect to future products based on such research.

     In the past, the Company has received communications from third parties asserting that Company trademarks infringe such other parties' trademarks, none of which has resulted in litigation or losses to the Company. Given the Company's ongoing efforts to develop and market new technologies and products, the Company may receive communications from third parties asserting that the Company's products infringe, or may infringe, their intellectual property rights. If as a result of any such claims the Company were precluded from using certain technologies or intellectual property rights, licenses to such disputed third-party technology or intellectual property rights might not be available on reasonable commercial terms, if at all. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation, either as plaintiff or defendant, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks, whether or not such litigation is resolved in favor of the Company. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology, and the court might invalidate the Company's patents, trademarks or other proprietary rights. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business, financial condition and results of operations would be materially and adversely affected.

     As the number of software products increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend and could materially and adversely affect the Company's business, financial condition and results of operations.

COMPETITION

     The market for predictive software solutions for service industries is intensely competitive and subject to rapid change. Competitors, many of which have substantially greater financial resources than the Company, vary in size and in the scope of the products and services they offer. The Company encounters competition from a number of sources, including (i) other application software companies, (ii) management information systems departments of customers and potential customers, including banks, insurance companies and retailers, (iii) third party professional services organizations, including without limitation, consulting divisions of public accounting firms, (iv) hardware suppliers that bundle or develop complementary software, (v) network and service providers that seek to enhance their value-added services, (vi) neural-network tool suppliers, and (vii) managed care organizations. In the healthcare/insurance market, the Company has experienced competition primarily from NCCI, Corporate Systems and CSC Incorporated. In the workers' compensation and medical cost administration market, the Company has experienced competition from MediCode, Medata, Inc. and Embassy Software with regard to software licensing, and Intracorp and Corvel Corporation in the service bureau operations market. Additionally, the Company has faced competition from ADP in the automobile accident medical claims market. In the financial services market, the Company has experienced competition from Fair, Isaac & Co., Inc., Cogensys (a subsidiary of Policy Management Systems Corporation), Fannie Mae, Freddie Mac, IBM, Nestor, Inc., NeuralTech Inc., Neuralware Inc., PMI Mortgage Services Co., VISA International and others. In the retail market, the Company has experienced competition from JDA Software Group, Inc., SAP AG, PeopleSoft, Inc., IBM, Manugistics Group, Inc. and others. The Company expects to experience additional competition from other established and emerging companies, as well as other technologies. For example, the Company's Falcon product competes against other methods of preventing credit card fraud, such as card activation programs, credit cards that contain the cardholder's photograph, smart cards and other card authorization techniques. Increased competition, whether from other products or new technologies, could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations.

     The Company believes that most of its products are currently priced at a premium when compared to its competitors' products. The market for the Company's products is highly competitive, and the Company expects that it will face increasing pricing pressures from its current competitors and new market entrants. In particular, increased competition could reduce or eliminate such premiums and cause further price reductions. In addition, such competition could adversely affect the Company's ability to obtain new long-term contracts and renewals of existing long-term contracts on terms favorable to the Company. Any reduction in the price of the Company's products could materially adversely affect the Company's business, financial condition and results of operations.

     The Company believes that the principal competitive factors affecting its market include technical performance (for example, accuracy in detecting credit card fraud or evaluating workers' compensation claims), access to unique proprietary databases and product attributes such as adaptability, scalability, ability to integrate with products produced by other vendors, functionality, ease-of-use, product reputation, quality, performance, price, customer service and support, the effectiveness of sales and marketing efforts and Company reputation. Although the Company believes that its products currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

     Some of the Company's current, and many of the Company's potential, competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly gain significant market share. Also, the Company relies upon its customers to provide data, expertise and other support for the ongoing updating of the Company's models. The Company's customers, most of which have significantly greater financial and marketing resources than the Company, may compete with the Company in the future or otherwise discontinue their relationships with or support of the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

EMPLOYEES

     As of December 31, 1997, the Company had 706 employees, including 316 in product development and support, 87 in customer service, 125 in sales and marketing and 178 in finance, administration and MIS. Most of these employees are located in the United States. None of the Company's employees are represented by a labor union. The Company has experienced no work stoppages and believes that its employee relationships are generally good.

     The Company's success depends to a significant degree upon the continued service of members of the Company's senior management and other key research, development, sales and marketing personnel. Accordingly, the loss of any of the Company's senior management or key research, development, sales or marketing personnel could have a material adverse effect on the Company's business, financial condition and results of operations. Only a small number of employees have employment agreements with the Company, and there can be no assurance that such agreements will result in the retention of these employees for any significant period of time. In addition, the untimely loss of a member of the management team or a key employee of a business acquired by the Company could have a material adverse effect on the Company's business, financial condition and results of operations, particularly if such loss occurred before the Company has had adequate time to familiarize itself with the operating details of that business. In the past, the Company has experienced difficulty in recruiting a sufficient number of qualified sales and technical employees. In addition, competitors may attempt to recruit the Company's key employees. There can be no assurance that the Company will be successful in attracting, assimilating and retaining such personnel. The failure to attract, assimilate and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Risks Associated with Managing Growth."

                                  RISK FACTORS

     This Report (including without limitation the following Risk Factors) contains forward-looking statements (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

     Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, which attempts to advise interested parties of the risks and factors that may affect the Company's business, financial condition and results of operations and prospects.

     POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's revenues and operating results have varied significantly in the past and may do so in the future. Because the Company's expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent, the Company may be unable to adjust its spending in time to compensate for any unexpected revenue shortfall. Factors affecting operating results include market acceptance of the Company's products; the relatively large size and small number of customer orders that may be received during a given period; customer cancellation of long-term contracts yielding recurring revenues or customers' ceasing their use of Company products for which the Company's fees are usage based; the length of the Company's sales cycle; the Company's ability to develop, introduce and market new products and product enhancements; the timing of new product announcements and introductions by the Company and its competitors; changes in the mix of distribution channels; changes in the level of operating expenses; the Company's ability to achieve progress on percentage-of-completion contracts; the Company's success in completing certain pilot installations for contracted fees; competitive conditions in the industry; domestic and international economic conditions; and market conditions in the Company's targeted markets. Furthermore, the Company's operating results may be affected by factors unique to certain of its product lines. For example, the Company derives a substantial and increasing portion of its revenues from its retail products, which are generally priced as "perpetual" license transactions in which the Company receives a one-time license fee. The Company recognizes these fees as revenue upon delivery of the software and acceptance by the customer. Thus, failure to complete a perpetual license transaction during a fiscal quarter would have a disproportionate adverse impact on the Company's operating results for that quarter.

     The Company expects fluctuations in its operating results to continue for the foreseeable future. Accordingly, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. The Company may not be able to maintain profitability on a quarterly or annual basis in the future. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In that event, the price of the Company's Common Stock and, in turn, the market price of the Notes, would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     LENGTHY AND UNPREDICTABLE SALES CYCLE. Due in part to the mission-critical nature of certain of the Company's applications, potential customers perceive high risk in connection with adoption of the Company's products. As a result, customers have been cautious in making decisions to acquire the Company's products. In addition, because the purchase of the Company's products typically involves a significant commitment of capital and may involve shifts by the customer to a new software and/or hardware platform, delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the purchase of the Company's products is typically lengthy, unpredictable and subject to a number of significant risks over which the Company has little or no control, including customers' budgetary constraints and internal acceptance reviews. The sales cycle associated with the licensing of the Company's products can typically range from 60 days to 18 months. As a result of the length of the sales cycle and the typical size of customers' orders, the Company's ability to forecast the timing and amount of specific sales is limited. A lost or delayed sale could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Sales and Marketing."

     ACQUISITIONS. Between August 1996 and November 1997, the Company acquired three businesses. In August 1996, the Company acquired Risk Data, a company that develops, markets and supports proprietary software decision products for use in the insurance industry. In November 1996, the Company acquired Retek, a company that develops, markets and supports management decision software products for retailers and their vendors. In November 1997, the Company acquired CompReview, a company that develops, markets and supports a software product and related services designed to assist in the management and containment of the medical costs of workers' compensation and automobile accident medical claims. The Company believes that its future growth depends, in part, upon the success of these and possible future acquisitions. There can be no assurance that the Company will successfully identify, acquire on favorable terms or integrate such businesses, products, services or technologies. The Company may in the future face increased competition for acquisition opportunities, which may inhibit the Company's ability to consummate suitable acquisitions and increase the costs of completing such acquisitions. The acquisitions of Risk Data, Retek and CompReview, as well as other potential future acquisitions, will require the Company to successfully manage and integrate such acquired businesses, which may be located in diverse geographic locations. Acquiring other businesses also requires the Company to successfully develop and market products to new industries and markets with which the Company may not be familiar. It also requires the Company to coordinate (and possibly change) the diverse operating structures, policies and practices of the acquired companies and to integrate the employees of the acquired companies into the Company's organization and culture. Failure of the Company to successfully integrate and manage acquired businesses, to retain their employees, and to successfully address new industries and markets associated with such acquired businesses, would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, although the acquisitions of Risk Data, Retek and CompReview have been accounted for as poolings of interests, future acquisitions may be accounted for as purchases, resulting in potential charges that may adversely affect the Company's earnings. Additional acquisitions may also involve the issuance of shares of the Company's stock to owners of acquired businesses, resulting in dilution in the percentage of the Company's stock owned by other stockholders. See "Business -- HNC's Strategy."

     RISKS ASSOCIATED WITH MANAGING GROWTH. In recent years, the Company has experienced changes in its operations that have placed significant demands on the Company's administrative, operational and financial resources. The growth in the Company's customer base and expansion of its product functionality, together with its acquisition of other businesses and their employees, have challenged and are expected to continue to challenge the Company's management and operations, including its sales, marketing, customer support, research and development and finance and administrative operations. The Company's future performance will depend in part on its ability to successfully manage change, both in its domestic and international operations, and to adapt its operational and financial control systems, if necessary, to respond to changes in its business and to facilitate the integration of acquired businesses with the Company's operations. The failure of the Company's management to effectively respond to and manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE ON EMERGING TECHNOLOGIES AND MARKETS. The market for predictive software solutions is still emerging. The rate at which businesses have adopted the Company's products has varied significantly by market and by product within each market, and the Company expects to continue to experience such variations with respect to its target markets and products in the future. The Company has introduced products for the healthcare/insurance, financial services and retail markets. The Company has recently announced several new products, including PMAdvisor, VeriComp, SelectCast, SelectResponse and SelectResource. To date, none of these products has achieved any significant degree of market acceptance, and there can be no assurance that such products will ever be widely accepted. Although businesses in the Company's target markets have recognized the advantages of using predictive software solutions to automate the decision-making process, many have developed decision automation systems internally rather than licensing them from outside vendors. There can be no assurance that the markets for the Company's products will continue to develop or that the Company's products will be widely accepted, if at all. If the markets for the Company's new or existing products fail to develop, or develop more slowly than anticipated, the Company's sales would be negatively impacted, which would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Emerging Market Opportunities."

     RISKS ASSOCIATED WITH TECHNOLOGICAL CHANGE AND DELAYS IN DEVELOPING NEW PRODUCTS. The market for the Company's predictive software solutions for service industries is characterized by rapidly changing technology and improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems and database technology. The Company's success will depend upon its ability to continue to develop and maintain competitive technologies, enhance its current products and develop, in a timely and cost-effective manner, new products that meet changing market conditions, including evolving customer needs, new competitive product offerings, emerging industry standards and changing technology. For example, the rapid growth of the Internet environment creates new opportunities, risks and uncertainties for businesses, such as the Company, which develop software solutions that now may have to be designed to operate in Internet, intranet and other on-line environments. The Company may not be able to develop and market, on a timely basis, or at all, product enhancements or new products that respond to changing technologies. The Company has previously experienced significant delays in the development and introduction of new products and product enhancements, primarily due to difficulties with model development, which has in the past required multiple iterations, as well as difficulties with acquiring data and adapting to particular operating environments. The length of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. Any significant delay in the completion of new products, or the failure of such products, if and when installed, to achieve any significant degree of market acceptance, would have a material adverse effect on the Company's business, financial condition and results of operations. Any failure by the Company to anticipate or to respond adequately to changing technologies, or any significant delays in product development or introduction, could cause customers to delay or decide against purchases of the Company's products and would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Technology" and "-- Research and Development."

     PRODUCT CONCENTRATION. The Company currently has one product or product line in each of its three target markets that accounts for a majority of the Company's total revenues from that market. These products in the aggregate accounted for 60.0%, 59.1% and 57.9% of the Company's total revenues in 1995, 1996 and 1997, respectively. In the healthcare/insurance market, the Company's revenues from its CRLink product accounted for 29.8%, 24.6% and 23.0% of the Company's total revenues in 1995, 1996 and 1997, respectively, and are expected to account for a substantial portion of the Company's total revenues for the foreseeable future. Continued market acceptance of CRLink will be affected by future product enhancements and competition. Decline in demand for, or use of, CRLink, whether as a result of competition, simplification of state workers' compensation fee schedules, changes in the overall payment system or regulatory structure for workers' compensation claims, technological change, an inability to obtain or use state fee schedule or claims data, saturation of market demand, industry consolidation or otherwise, could result in decreased revenues from CRLink, which could have a material adverse effect on the Company's business, financial condition and results of operations. Further, revenues from the Retek Merchandising System ("RMS"), a retail management product, accounted for 2.2%, 13.6% and 18.9% of the Company's total revenues in 1995, 1996 and 1997, respectively, and are expected to continue to account for a substantial portion of the Company's revenues in the foreseeable future. Continued market acceptance of RMS will be affected by the quality and timely introduction of future product enhancements and competition. Decline in demand for, or use of, RMS as a result of continued entry into the retail inventory management market by vendors that may have significantly greater resources and a broader customer base than the Company could result in decreased revenues from RMS, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, decline in demand for RMS, as a result of technological change, saturation of market demand, industry consolidation or otherwise would have a material adverse effect on the Company's business, financial condition and results of operations. Revenues from the Company's Falcon product line for credit card fraud detection for financial institutions accounted for 28.0%, 20.9% and 16.0% of the Company's total revenues in 1995, 1996 and 1997, respectively, and are expected to continue to account for a substantial portion of the Company's total revenues in the foreseeable future. Continued market acceptance of the Falcon product line will be affected by the quality and timely introduction of future product enhancements and competition. In addition, it is possible that patterns of credit card fraud may change in a manner that the Falcon product line would not detect and that other methods of credit card fraud prevention may reduce customers' needs for the Falcon product line. As a result of increasing saturation of market demand for the Falcon product line, the Company may also need to rely increasingly on international sales to maintain or increase Falcon revenue levels. Furthermore, Falcon customers are banks and related financial institutions. Accordingly, the Company's future success depends upon the capital expenditure budgets of such customers and the continued demand by such customers for Falcon products. The financial services industry tends to be cyclical in nature, which may result in variations in demand for the Company's products. In addition, there has been and continues to be consolidation in the financial services industry, which in some cases has lengthened the sales cycle and may lead to reduced demand for the Company's products. Decline in demand for, or use of, Falcon, whether as a result of competition, technological change, change in fraud patterns, the cyclical nature of the financial services industry, saturation of market demand, fluctuations in interest rates, industry consolidation, reduction in capital spending or otherwise, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Markets and Products."

     DEPENDENCE ON DATA. The development, installation and support of the Company's credit card fraud control and profitability management, loan underwriting, home valuation and certain healthcare/insurance products require periodic model updates. The Company must develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update its models. For example, in the electronic payments market, the data required by the Company are collected privately and maintained in proprietary databases. As a result, the Company and its Falcon and ProfitMax customers enter into agreements pursuant to and build new fraud detection and profitability models. For its AREAS home valuation product, the Company obtains data from commercial databases on available terms and conditions. Many of the Company's healthcare/insurance products use historical workers' compensation claims data obtained from customers. CRLink also uses data from state workers' compensation fee schedules adopted by state regulatory agencies, and certain third parties have asserted copyright interests in such data. In most cases, such data must be periodically updated and refreshed to enable the Company's predictive software products to continue to work effectively. In addition, the development of new and enhanced products also depends to a significant extent on the availability of sufficient amounts of statistically relevant data to enable the Company to develop models. For example, to expand the geographic coverage of its AREAS product, the Company would be required to develop or obtain data on home sales in each county for which AREAS is marketed. There can be no assurance that the Company will be able to continue to obtain adequate amounts of statistically relevant data on a timely basis, in the required formats or on reasonable terms and conditions, whether from customers or commercial suppliers. Any such failure by the Company to obtain required data when it is needed, for a reasonable price and on reasonable terms, could have a significant negative impact on existing product performance, new product development and product pricing which could in turn have a material adverse effect on the Company's business, financial condition and results of operations. See
"Business -- Customer Service and Support."

     COMPETITION. The market for predictive software solutions for service industries is intensely competitive and subject to rapid change. Competitors, many of which have substantially greater financial resources than the Company, vary in size and in the scope of the products and services they offer. The Company encounters competition from a number of sources, including
(i) other application software companies, (ii) management information systems departments of customers and potential customers, including banks, insurance companies and retailers, (iii) third-party professional services organizations, including without limitation, consulting divisions of public accounting firms,
(iv) hardware suppliers that bundle or develop complementary software, (v) network and service providers that seek to enhance their value-added services,
(vi) neural-network tool suppliers and (vii) managed care organizations. In the healthcare/insurance market, the Company has experienced competition primarily from National Council on Compensation Insurance ("NCCI"), Corporate Systems and CSC Incorporated. In the workers' compensation and medical cost administration market, the Company has experienced competition from MediCode, Inc. ("MediCode"), Medata, Inc. and Embassy Software with regard to software licensing, and Intracorp and Corvel Corporation in the service bureau operations market. Additionally, the Company has faced competition from Automatic Data Processing, Inc. ("ADP") in the automobile accident medical claims market. In the financial services market, the Company has experienced competition from Fair, Isaac & Co., Inc., Cogensys (a subsidiary of Policy Management Systems Corporation), Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac"), International Business Machines Corporation ("IBM"), Nestor, Inc., NeuralTech Inc., Neuralware Inc., PMI Mortgage Services Co., VISA International and others. In the retail market, the Company has experienced competition from JDA Software Group, Inc., SAP AG, PeopleSoft, Inc., IBM, Manugistics Group, Inc. and others. The Company expects to experience additional competition from other established and emerging companies, as well as other technologies. For example, the Company's Falcon product competes against other methods of preventing credit card fraud, such as card activation programs, credit cards that contain the cardholder's photograph, smart cards and other card authorization techniques. Increased competition, whether from other products or new technologies, could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations.

     The Company believes that most of its products are currently priced at a premium when compared to its competitors' products. The market for the Company's products is highly competitive, and the Company expects that it will face increasing pricing pressures from its current competitors and new market entrants. In particular, increased competition could reduce or eliminate such premiums and cause further price reductions. In addition, such competition could adversely affect the Company's ability to obtain new long-term contracts and renewals of existing long-term contracts on terms favorable to the Company. Any reduction in the price of the Company's products could materially adversely affect the Company's business, financial condition and results of operations.

     Some of the Company's current, and many of the Company's potential, competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly gain significant market share. Also, the Company relies upon its customers to provide data, expertise and other support for the ongoing updating of the Company's models. The Company's customers, most of which have significantly greater financial and marketing resources than the Company, may compete with the Company in the future or otherwise discontinue their relationships with or support of the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations. See
"Business -- Competition."

     RISKS ASSOCIATED WITH RECRUITING AND RETAINING QUALIFIED PERSONNEL. The Company's success depends to a significant degree upon the continued service of members of the Company's senior management and other key research, development, sales and marketing personnel. Accordingly, the loss of any such personnel could have a material adverse effect on the Company's business, financial condition and results of operations. Only a small number of employees have employment agreements with the Company, and there can be no assurance that such agreements will result in the retention of these employees for any significant period of time. In addition, the untimely loss of a member of the management team or a key employee of a business acquired by the Company could have a material adverse effect on the Company's business, financial condition and results of operations, particularly if such loss occurred before the Company has had adequate time to familiarize itself with the operating details of that business. In the past, the Company has experienced difficulty in recruiting a sufficient number of qualified sales and technical employees. In addition, competitors may attempt to recruit the Company's key employees. There can be no assurance that the Company will be successful in attracting, assimilating and retaining such personnel. The failure to attract, assimilate and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. See
"Business -- Employees" and "Management."

     CUSTOMER CONCENTRATION. Product licenses to First Data Resources, Inc. ("First Data"), the largest provider of credit card charge receipt processing services to banks, accounted for 8.7%, 8.6% and 7.6% of the Company's total revenues in 1995, 1996 and 1997, respectively. The Company has licensed First Data to provide its customers with access to the Company's ProfitMax product pursuant to a license agreement entered into in January 1996 (the "ProfitMax Contract"). The Company's revenues under the ProfitMax Contract represented approximately one-quarter of the Company's revenues from First Data in 1997. In late January 1998, First Data asserted that certain restrictive covenants under the ProfitMax Contract violated certain intellectual property laws. First Data also asserted that the existence of such restrictions made the ProfitMax Contract at least temporarily unenforceable and that First Data is therefore not obligated to pay the Company license fees due under the ProfitMax Contract. The Company disputed First Data's claim, released and waived the above-mentioned restrictive covenants in the ProfitMax Contract and gave First Data written notice that the Company intended to terminate the ProfitMax Contract pursuant to its terms unless First Data cured its failure to pay the delinquent license fees in a timely manner. Currently, First Data and the Company are working to resolve their dispute regarding the ProfitMax Contract by negotiating a new agreement; however, there can be no assurance that such an agreement will be reached or that the terms of such an agreement would be as favorable to HNC as its existing contractual arrangements with First Data. If no such agreement can be reached and First Data maintains its current position, it is possible that litigation or arbitration could ensue, which would likely result in a loss of anticipated revenue to the Company under the ProfitMax Agreement and possibly other agreements between the Company and First Data, which could have a material adverse affect on the Company's business, financial condition and results of operation. See "Business -- Sales and Marketing."

     RISKS ASSOCIATED WITH INTERNATIONAL SALES. In 1995, 1996 and 1997, international operations and export sales (including sales in Canada) represented 12.6%, 17.7% and 16.8% of the Company's total revenues, respectively. The Company intends to continue to expand its operations outside the United States and to enter additional international markets, including by adding sales and support offices in Europe and Japan, which will require significant management attention and financial resources. For certain more mature products, such as Falcon, the Company may need to increase international sales in order to continue to expand the product's customer base. The Company has committed and continues to commit significant time and development resources to customizing certain of its products for selected international markets and to developing international sales and support channels. There can be no assurance that the Company's efforts to develop products, databases and models for targeted international markets or to develop additional international sales and support channels will be successful. The failure of such efforts, which can entail considerable expense, could have a material adverse effect on the Company's business, financial condition and results of operations.

     International sales are subject to additional inherent risks, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, the burdens of complying with a variety of foreign laws, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences and political and economic instability. The Company's international sales are currently denominated predominantly in United States dollars and a small portion are denominated in British pounds sterling. An increase in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive, and therefore potentially less competitive, in foreign markets. In the future, to the extent the Company's international sales are denominated in local currencies, foreign currency translations may contribute to significant fluctuations in the Company's business, financial condition and results of operations. If for any reason exchange or price controls or other restrictions on foreign currencies are imposed, the Company's business, financial condition and results of operations could be materially adversely affected. See "Business -- Sales and Marketing."

     RISKS ASSOCIATED WITH CHANGING REGULATORY ENVIRONMENT. The Company's customers are subject to a number of government regulations and certain other industry standards with which the Company's products must comply. For example, the Company's financial services products are affected by Regulation B promulgated under the Equal Credit Opportunity Act, by regulations governing the extension of credit to consumers and by Regulation E promulgated under the Electronic Fund Transfers Act governing the transfer of funds from and to consumer deposit accounts, as well as VISA and MasterCard electronic payment standards. In the mortgage services market, the Company's products are affected by regulations such as Fannie Mae and Freddie Mac regulations for conforming loans, Uniform Standards of Professional Appraisal Practice and appraisal standards for federally insured institutions under the Financial Institutions Reform, Recovery and Enforcement Act. In addition, recent regulatory initiatives have restricted the availability of bank and credit bureau data, reflecting a consumer privacy trend that could limit the Company's ability to obtain or use certain credit-related information. It is also possible that insurance-related regulations may in the future apply to the Company's healthcare/insurance products. In many states, including California, there have been periodic legislative efforts to reform workers' compensation laws in order to reduce the cost of workers' compensation insurance and to curb abuses of the workers' compensation system, and such changes, if adopted, might adversely affect the Company's healthcare/insurance business. In addition, if state-mandated workers' compensation laws or regulations or state workers' compensation fee schedules are simplified, such changes would diminish the need for, and the benefit provided by, the CRLink product. Changes in workers' compensation laws or regulations could also adversely affect the Company's healthcare/ insurance products by making them obsolete, or by requiring extensive changes in these products to reflect new workers' compensation rules. To the extent that the Company sells new products targeted to markets that include regulated industries and businesses, the Company's products will need to comply with these additional regulations. Any failure of the Company's products to comply with existing or new regulations and standards could result in legal action against the Company or its customers by regulatory authorities or by third parties, including actions seeking civil or criminal penalties, injunctions against the Company's use of data or civil damages, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may also be liable to its customers for failure of its products to comply with such regulatory requirements. Furthermore, changes to these regulations and standards or the adoption of new regulations or standards that affect the Company's products could affect the performance of such products and have a material adverse effect on the Company's business, financial condition and results of operations.

     PROTECTION OF INTELLECTUAL PROPERTY. The Company relies on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. The Company currently owns seven issued United States patents and has four United States patent applications pending. The Company has applied for additional patents for its Falcon technology in Canada, Europe and Japan and its MIRA product in Australia, Canada and Europe. There can be no assurance that patents will be issued with respect to pending or future patent applications or that the Company's patents will be upheld as valid or will prevent the development of competitive products. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. As part of its confidentiality procedures, the Company generally enters into invention assignment and proprietary information agreements with its employees and independent contractors and nondisclosure agreements with its distributors, corporate partners and licensees, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise to obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, to ensure that customers will not be adversely affected by an interruption in the Company's business, the Company places source code for certain of its products into escrow, which may increase the likelihood of misappropriation or other misuse of the Company's intellectual property. Moreover, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries in which the Company has done and may do business. Also, the Company has developed technologies under research projects conducted under agreements with various United States Government agencies or subcontractors to such agencies. Although the Company has acquired certain commercial rights to such technologies, the United States Government typically retains ownership of certain intellectual property rights and licenses in the technologies developed by the Company under such contracts, and in some cases can terminate the Company's rights in such technologies if the Company fails to commercialize them on a timely basis. In addition, under certain United States Government contracts, the results of the Company's research may be made public by the government, which could limit the Company's competitive advantage with respect to future products based on such research. See "Business -- Intellectual Property and Other Proprietary Rights."

     INFRINGEMENT OF PROPRIETARY RIGHTS. In the past, the Company has received communications from third parties asserting that Company trademarks infringed such other parties' trademarks, none of which have resulted in litigation or losses to the Company. Given the Company's ongoing efforts to develop and market new technologies and products, the Company may receive communications from third parties asserting that the Company's products infringe, or may infringe, their intellectual property rights. If as a result of any such claims the Company were precluded from using certain technologies or intellectual property rights, licenses to such disputed third-party technology or intellectual property rights might not be available on reasonable commercial terms, if at all. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation, either as plaintiff or defendant, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks, whether or not such litigation is resolved in favor of the Company. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology, and the court might invalidate the Company's patents, trademarks or other proprietary rights. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business, financial condition and results of operations would be materially and adversely affected. As the number of software products increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend and could materially and adversely affect the Company's business, financial condition and results of operations. See "Business -- Intellectual Property and Other Proprietary Rights."

     RISK OF PRODUCT DEFECTS AND PRODUCT LIABILITY. Software products as complex as those offered by the Company often contain undetected errors or failures when first introduced or as new versions are released. In addition, to the extent that the Company may have to develop new products that operate in new environments, such as the Internet, the possibility for program errors and failures may increase due to factors such as the use of new technologies or the need for more rapid product development that is characteristic of the Internet market. Despite pre-release testing by the Company and by current and potential customers, there still may be errors in new products, even after commencement of commercial shipments. The occurrence of such errors could result in delay in, or failure to achieve, market acceptance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Although the Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims, it is possible that such limitation of liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions. Because the Company's products are used in business-critical applications, any errors or failures in such products may give rise to substantial product liability claims, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The Company anticipates that it will need to devote resources in the next two years to modify its CRLink product to properly process dates beyond December 31, 1999. The Company expects that the cost of making these modifications and distributing the modified product to existing customers will be approximately $500,000. These modifications and the resources that the Company expects to devote to such modifications may divert management and engineering attention from, or delay the development and introduction of, new products and enhancements to existing products. The inability of the Company to complete such modifications successfully and on a timely basis, or the inability of the Company to devote sufficient resources to continuing updates and enhancements to the CRLink product, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could result in a material adverse effect on the Company's business, financial condition and results of operations.

     FACTORS INHIBITING TAKEOVER. The Board of Directors is authorized to issue up to 4,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no current plans to issue shares of Preferred Stock. In addition, Section 203 of the Delaware General Corporation Law restricts certain business combinations with any "interested stockholder" as defined by such statute. The statute may have the effect of delaying, deferring or preventing a change in control of the Company.

ITEM 2. PROPERTIES

     The Company's principal administrative, sales, marketing, support, research and development facilities are located in approximately 85,000 square feet of space in San Diego, California. The Company and its subsidiaries also lease an aggregate of approximately 95,000 square feet of additional office space elsewhere in San Diego and in Atlanta, Georgia; Minneapolis, Minnesota; Costa Mesa, California; and Irvine, California. The Company and its subsidiaries also maintain numerous field offices in the United States and in foreign countries. The Company believes that its current facilities are adequate to meet its needs for the foreseeable future. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any litigation other than ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Stockholders was held on November 25, 1997 to approve two proposals: (1) a proposal to approve the issuance by the Company of shares of HNC Common Stock and options to purchase HNC Common Stock to the stockholders and optionholders, respectively, of CompReview, Inc; and (2) a proposal to approve an amendment to the Company's 1995 Equity Incentive Plan increasing the number of shares of the Company's Common Stock reserved for issuance thereunder by 750,000 shares. The proposals passed by the following vote:

                                                                                  ABSTENTIONS
                                                                                  AND BROKER
                                             VOTES FOR        VOTES AGAINST        NON-VOTES
                                             ----------       -------------       -----------
        Proposal(1).......................   15,748,682            80,072           791,746
        Proposal(2).......................   15,578,243         1,026,607            15,650

                                    PART II

ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock has been traded on the Nasdaq National Market since June 1995 under the symbol "HNCS." The following table sets forth for the periods indicated the high and low sales prices of the Common Stock. Prior to June 1995, there was no established public trading market for the Common Stock. All prices have been adjusted to give effect to a two-for-one stock split effected in the form of a stock dividend paid in April 1996.

                                                                 HIGH       LOW
                                                                 ----       ----
            1996:
              First Quarter....................................  $38 3/4    $18 1/4
              Second Quarter...................................   51         31 1/4
              Third Quarter....................................   47 1/2     20 3/4
              Fourth Quarter...................................   45 1/4     26 1/4

            1997:
              First Quarter....................................  $36 3/4    $23 1/4
              Second Quarter...................................   42 3/8     18 1/4
              Third Quarter....................................   43 5/8     33 3/4
              Fourth Quarter...................................   43 1/2     30

     On February 13, 1998, the last reported sale price of the Common Stock on the Nasdaq National Market was $36.00 per share. As of February 13, 1998, there were approximately 186 holders of record of the Common Stock.

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The Company's bank credit agreement prohibits the Company from declaring or paying any cash dividends without the bank's consent.

ITEM  6. SELECTED FINANCIAL DATA

     The selected consolidated financial data as of December 31, 1996 and 1997 and for each of the years in the three-year period ended December 31, 1997 have been derived from HNC's Consolidated Financial Statements included elsewhere in this Report, which have been audited by Price Waterhouse LLP, independent accountants, as indicated in their report thereon appearing elsewhere herein. The selected consolidated financial data as of December 31, 1994 and 1995 and for the year ended December 31, 1994 have been derived from separate audited financial statements for HNC and CompReview not included herein. The selected consolidated financial data as of and for the year ended December 31, 1993 have been derived from separate financial data for HNC and CompReview not included herein. The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and

Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this Report.

                                                                             YEAR ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                           1995        1996        1997
                                                                         --------     -------     -------
                                                                              (IN THOUSANDS, EXCEPT
                                                                                 PER SHARE DATA)
STATEMENT OF INCOME DATA(1):
Revenues:
  License and maintenance..............................................  $ 24,561     $48,890     $89,643
  Installation and implementation......................................     4,648       6,691      10,702
  Contracts and other..................................................     9,146      11,128       7,772
  Service bureau.......................................................     5,349       4,730       5,618
                                                                         --------     -------     -------
         Total revenues................................................    43,704      71,439     113,735
                                                                         --------     -------     -------
Operating expenses:
  License and maintenance..............................................     7,903      13,725      19,937
  Installation and implementation......................................     1,425       2,714       5,174
  Contracts and other..................................................     6,894       7,694       5,438
  Service bureau.......................................................     3,025       3,365       4,320
  Research and development.............................................     6,998      13,808      21,151
  Sales and marketing..................................................     7,276      11,923      22,049
  General and administrative...........................................     5,101       8,551      12,626
                                                                         --------     -------     -------
         Total operating expenses......................................    38,622      61,780      90,695
                                                                         --------     -------     -------
Operating income.......................................................     5,082       9,659      23,040
Interest and other income..............................................       912       2,178       2,003
Interest expense.......................................................      (428)       (478)        (81)
Minority interest in income of consolidated subsidiary.................        --          --         (43)
                                                                         --------     -------     -------
         Income before income tax (benefit) provision..................     5,566      11,359      24,919
Income tax (benefit) provision.........................................      (511)       (534)      7,354
                                                                         --------     -------     -------
         Net income....................................................  $  6,077     $11,893     $17,565
                                                                         ========     =======     =======
Earnings per share:
  Basic net income per common share(2).................................  $   0.38     $  0.50     $  0.72
                                                                         ========     =======     =======
  Diluted net income per common share(2)...............................  $   0.28     $  0.47     $  0.68
                                                                         ========     =======     =======
Unaudited pro forma data(3):
  Income before income tax provision...................................  $  5,566     $11,359     $24,919
  Income tax provision.................................................     1,032       1,628       9,502
                                                                         --------     -------     -------
         Net income....................................................  $  4,534     $ 9,731     $15,417
                                                                         ========     =======     =======
  Basic pro forma net income per common share(3).......................                           $  0.64
                                                                                                  =======
  Diluted pro forma net income per common share(3).....................                           $  0.60
                                                                                                  =======
Shares used in computing basic net income per common share and
  unaudited basic pro forma net income per common share................    15,195      23,552      24,275
                                                                         ========     =======     =======
Shares used in computing diluted net income per common share and
  unaudited diluted pro forma net income per common share..............    21,510      25,363      25,681
                                                                         ========     =======     =======

                                                                        YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------
                                                             1993      1994      1995      1996       1997
                                                            -------   -------   -------   -------   --------
                                                            (IN THOUSANDS, EXCEPT RATIO AND PER SHARE DATA)
ADDITIONAL STATEMENT OF INCOME DATA:(1)
    Total revenues........................................  $16,167   $29,838   $43,704   $71,439   $113,735
    Operating income......................................    1,034     2,881     5,082     9,659     23,040
    Net income............................................      875     3,142     6,077    11,893     17,565
    Basic net income per common share(2)..................     0.02      0.28      0.38      0.50       0.72
    Diluted net income per common share(2)................     0.02      0.17      0.28      0.47       0.68
    Pro forma net income(3)...............................      641     2,137     4,534     9,731     15,417
    Basic pro forma net income per common share(3)........                                              0.64
    Diluted pro forma net income per common share(3)......                                              0.60
    Shares used in computing unaudited basic net income
      per common share and basic pro forma net income per
      common share........................................    8,591     8,642    15,195    23,552     24,275
    Shares used in computing unaudited diluted net income
      per common share and diluted pro forma net income
      per common share....................................    9,289    18,142    21,510    25,363     25,681

                                                                              DECEMBER 31,
                                                            ------------------------------------------------
                                                             1993      1994      1995      1996       1997
                                                            -------   -------   -------   -------   --------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
    Cash, cash equivalents and investments available for
      sale................................................  $ 4,679   $ 7,827   $44,975   $34,849   $ 42,946
    Total assets..........................................   10,944    20,663    63,113    98,293    119,877
    Long-term obligations, less current portion...........      367       931     1,373       264         63
    Mandatorily redeemable convertible preferred stock....   12,452    13,169        --        --         --

---------------

(1) The selected consolidated financial data gives retroactive effect to the acquisitions of Risk Data, Retek and CompReview for all periods presented, accounted for as poolings of interests.

(2) The computations of basic net income per common share for 1993, 1994 and 1995 include reductions of consolidated net income in the amounts of $717,000, $717,000 and $348,000, respectively, related to the accretion of dividends on mandatorily redeemable convertible Preferred Stock, which converted into Common Stock upon the closing of the Company's initial public offering on June 26, 1995. The computation of diluted net income per common share for 1993 does not include the assumed conversion of all outstanding shares of mandatorily redeemable convertible Preferred Stock into 7,675,000 shares of Common Stock or an increase to net income per common share related to the elimination of dividend accretion on such Preferred Stock as the impact would be antidilutive.

(3) Pro forma net income and net income per common share reflect a provision for taxes on the income of CompReview, which was a subchapter S corporation prior to its acquisition by HNC, as if CompReview had been subject to corporate income taxes as a C corporation for all periods presented.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report (including without limitation the following section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

     Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed in "Risk Factors" as well as those discussed elsewhere in this Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, which attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, results of operations and prospects.

OVERVIEW

     HNC develops, markets and supports predictive software solutions for leading service industries. These predictive software solutions employ proprietary neural-network predictive decision engines, profiles, traditional statistical modeling, business models, expert rules and context vectors to convert existing data and business experiences into meaningful recommendations and actions. HNC was founded in 1986 to provide software tools and contracted technology services using neural-network technology.

     In August 1996, HNC completed its acquisition of Risk Data in a transaction accounted for as a pooling of interests. Risk Data is based in Irvine, California and develops, markets and supports proprietary software decision products for use in the insurance industry. In 1996, HNC formed Aptex Software Inc. ("Aptex"), a majority-owned subsidiary located in San Diego, California that develops, markets and supports electronic text analysis technology in products designed for the Internet and other environments. In November 1996, HNC completed its acquisition of Retek in a transaction accounted for as a pooling of interests. Retek is based in Minneapolis, Minnesota and develops, markets and supports software products that provide merchandise management and other management tools to retailers and their vendors. In November 1997, the Company completed its acquisition of CompReview, in a transaction accounted for as a pooling of interests. CompReview is located in Costa Mesa, California and develops, markets and supports a software product and related services designed to assist in the management and containment of the medical costs of workers' compensation and automobile accident medical claims. CompReview provides its product and services primarily to insurance companies, managed care organizations, third party administrators and large self-insured employers. The Company anticipates that from time to time it will consider acquisitions of other businesses in order to expand the markets served by the Company and to acquire complementary technologies, products and personnel. See
"Business -- Risk Factors -- Acquisitions" and "Business -- HNC's Strategy."

     After giving retroactive effect to the Company's acquisitions of Risk Data, Retek and CompReview, HNC experienced compound annual growth in total revenues of 63% from 1993 through 1997. See "Business -- Risk Factors -- Risks Associated with Managing Growth." This revenue growth resulted primarily from increased license fees for the Retek Merchandising System, CRLink, Falcon, MIRA and ProfitMax products and, to a lesser extent, from increased license fees for the Active Retail Intelligence, Retek Data Warehouse, PMAdvisor, CompCompare, Capstone and AREAS products. Because of the long sales and development cycle associated with the Company's products, the Company has not received significant revenues to date from the SelectCast, SelectResponse, SelectResource, VeriComp or PMAdvisor products. See "Business -- Risk Factors -- Lengthy and Unpredictable Sales Cycle."

     The Company markets most of its predictive software solutions as an ongoing service that includes software licenses, decision model updates, application consulting and on-line or on-site support and maintenance. The Company's pricing for the CRLink, the Falcon products, MIRA, ProfitMax, AREAS, PMAdvisor, CompCompare and ProviderCompare products typically includes an annual or monthly usage fee and a one to seven year contract commitment. In 1995, 1996 and 1997, annual license and maintenance revenues from these contracts represented 61.2%, 56.1% and 55.2% of the Company's total revenues, respectively.

     The Company's revenues and operating results have varied significantly in the past and may do so in the future. Because the Company's expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent, the Company may be unable to adjust its spending in time to compensate for any unexpected revenue shortfall. Factors affecting operating results include market acceptance of the Company's products; the relatively large size and small number of customer orders that may be received during a given period; customer cancellation of long-term contracts yielding recurring revenues or customers' ceasing their use of Company products for which the Company's fees are usage based; the length of the Company's sales cycle; the Company's ability to develop, introduce and market new products and product enhancements; the timing of new product announcements and introductions by the Company and its competitors; changes in the mix of distribution channels; changes in the level of operating expenses; the Company's ability to achieve progress on percentage-of-completion contracts; the Company's success in completing certain pilot installations for contracted fees; competitive conditions in the industry; domestic and international economic conditions; and market conditions in the Company's targeted markets. Furthermore, the Company's operating results may be affected by factors unique to certain of its product lines. For example, the Company derives a substantial and increasing portion of its revenues from its retail products, which are generally priced as "perpetual" license transactions in which the Company receives a one-time license fee. The Company recognizes these fees as revenue upon delivery of the software and acceptance by the customer. Thus, failure to complete a perpetual license transaction during a fiscal quarter could have a disproportionate adverse impact on the Company's operating results for that quarter.

     The Company expects fluctuations in its operating results to continue for the foreseeable future. Accordingly, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. The Company may not be able to maintain profitability on a quarterly or annual basis in the future. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In that event, the price of the Company's Common Stock and, in turn, the market price of the Notes, would likely be materially adversely affected.

RESULTS OF OPERATIONS

     The Company's statements of income for all periods presented give retroactive effect to the acquisitions of Risk Data, Retek and CompReview in August 1996, November 1996 and November 1997, respectively, each of which was accounted for as a pooling of interests.

  Total Revenues

     The Company's revenues are comprised of license and maintenance revenues, installation and implementation revenues, contracts and other revenues and service bureau revenues. Total revenues increased by 63.5% to $71.4 million in 1996 and by 59.2% to $113.7 million in 1997. International operations and export sales represented 12.6%, 17.7% and 18.5% of total revenues in 1995, 1996 and 1997, respectively. The retail product line currently has more sales in international markets than the healthcare/insurance and financial services product lines combined. The Company believes that international sales represent a significant opportunity for revenue growth and expects international sales to increase as a percent of total revenue.

          License and Maintenance Revenues. The Company's license and maintenance revenues are derived from annual license fees, monthly license fees, perpetual license fees and annual maintenance fees. The Company typically licenses many of its products for an annual or monthly usage fee under long-term contracts that include software licenses, decision model updates, application consulting, and on-line or on-site support and maintenance. The Company's revenue from periodic software license and maintenance agreements is generally recognized ratably over the respective license or agreement periods. Revenue from certain short-term periodic software license and maintenance agreements with guaranteed minimum license fees is recognized as related services are performed. Transactional fees are recognized as revenue based on system usage or when fees based on system usage exceed the monthly minimum license fees. Revenue from perpetual licenses of the Company's software for which there are no significant continuing obligations and collection of the related receivables is probable is recognized on delivery of the software and acceptance by the customer.

          License and maintenance revenues increased by 99.1% to $48.9 million in 1996 and by 83.4% to $89.6 million in 1997. The increase from 1995 to 1996 was due primarily to the growth of license fees in all markets, particularly from the Retek Merchandising System, CRLink and Falcon, and, to a lesser extent, MIRA and CompCompare. The increase from 1996 to 1997 was due primarily to the growth of license fee revenues from the Retek Merchandising System and CRLink. Also contributing to the increase were increased license fees from other retail products, such as ARI and Retek Data Warehouse, financial services products such as Falcon, ProfitMax and Capstone, and other healthcare/insurance products, such as PMAdvisor and MIRA.

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

          Installation and implementation revenues increased by 44.0% to $6.7 million in 1996 and by 59.9% to $10.7 million in 1997. Substantially all of the increase from 1995 to 1996 was due primarily to growth in the installations of Retek Data Forecasting as this product moved from development into production. The increase from 1996 to 1997 was due primarily to growth in the installations of Capstone and ProfitMax.

          Contracts and Other Revenues. Contracts and other revenues are derived primarily from new product development contracts with commercial customers and research contracts with the United States Government. The Company typically contracts with one or two commercial partners for pilot development and installation of its new products and with the United States Government for additional research funds. Revenues from contract services are generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Revenue from hardware product sales, which is included in contracts and other revenue, is recognized upon shipment to the customer.

          Contracts and other revenues increased by 21.7% to $11.1 million in 1996 and decreased by 30.2% to $7.8 million in 1997. The increase in 1996 was primarily the result of greater revenues from commercial new product pilot installation contracts with customers in support of the Company's development of ProfitMax, SelectCast, Falcon Sentry and Capstone. The decrease in 1997 was primarily the result of products such as ProfitMax, Retek Data Forecasting and Capstone moving from development into production.

          During 1997, the Company had fewer new product development projects and new product pilot installations than during 1996. There can be no assurance that any of these product development projects or pilot installations will be successful or be completed within anticipated time schedules or that the customers who serve as pilot installation sites will be satisfied with these products or agree to license them. If the Company's new product development efforts are unsuccessful, are not completed on a timely basis or are not well received by pilot customers, the Company may be compelled to delay or discontinue the release of production versions of these products or bear increased expense to bring these pilot products to market, either of which would have a material adverse effect on the Company's business, financial condition and results of operations.

          Service Bureau Revenues. Service bureau revenues are derived from the Company's service bureau operations, which provide CRLink's functionality to customers that do not wish to obtain a license, that use this service until they can implement their own internal CRLink operation or that use this service when their volumes peak to high levels. Service bureau customers typically subscribe for services under month-to-month agreements. Service bureau fees are recognized as revenue when the processing services are performed.

          Service bureau revenues decreased by 11.6% to $4.7 million in 1996 and increased by 18.8% to $5.6 million in 1997. The decrease in 1996 was primarily a result of the significant increase in license revenues as the Company's sales efforts were focused on licensing CRLink to customers rather than marketing service bureau services. The increase in 1997 was primarily due to an increase in the number of customers utilizing service bureau operations.

  Gross Margin

     The following table sets forth the gross margin for each of the Company's revenue categories for each of the comparison periods.

                                                               YEARS ENDED DECEMBER 31,
                                                               ------------------------
                                                               1995      1996      1997
                                                               ----      ----      ----
        License and maintenance..............................  67.8%     71.9%     77.8%
        Installation and implementation......................  69.3      59.4      51.7
        Contracts and other..................................  24.6      30.9      30.0
        Service bureau.......................................  43.4      28.9      23.1

          License and Maintenance Gross Margin. License and maintenance costs primarily represent the Company's expenses for personnel engaged in customer support, travel to customer sites and documentation materials. The Company's gross margin on licenses and maintenance revenues was 67.8%, 71.9% and 77.8% in 1995, 1996 and 1997, respectively. In 1996, the improvement in gross margin was the result of the Company's ability to move from price discounts for early adopters of its products to full pricing for products sold to subsequent customers as well as a higher volume of international licenses, which generate relatively higher margins than domestic operations due, in part, to lower overhead expenses as a result of less corporate infrastructure. Gross margin improved in 1997 due primarily to license fees increasing at a higher rate than the costs associated with providing these licenses. This increase was primarily attributable to increased pricing producing higher margins in the retail and healthcare/insurance markets.

          Installation and Implementation Gross Margin. Installation and implementation costs consist primarily of personnel-related costs, travel and equipment. The Company's gross margin on installation and implementation revenues was 69.3%, 59.4% and 51.7% in 1995, 1996 and 1997, respectively. In 1996, the improved margin was due primarily to new installations of Retek Data Forecasting, which have substantially lower margins than installations of Falcon products, which represented a majority of installations in 1995. Gross margin improved in 1997 due primarily to an increase in Capstone implementations, which have substantially lower margins than implementations of Falcon products.

          Contracts and Other Gross Margin. Contracts and other costs consist primarily of personnel-related costs. The Company's gross margin on contracts and other revenues was 24.6%, 30.9% and 30.0% in 1995, 1996 and 1997, respectively. The improvement in gross margin during 1996 was due primarily to the Company's increased ability to better price its new pilot projects. The slight decrease in gross margin for 1997 was due to the decrease in new product development contracts, while government projects with substantially lower margins remained relatively constant in absolute dollars.

          Service Bureau Gross Margin. Service bureau costs consist primarily of the personnel and facilities costs of operating the service bureaus. The Company's gross margin on service bureau revenues was 43.4%, 28.9% and 23.1% in 1995, 1996 and 1997. The decrease in 1996 was a result of the loss of a customer in early 1996 for which the Company was able to recognize higher than usual margins during 1995. The decrease in 1997 was attributable to an increase in fixed costs and in labor costs required to support the service bureau business that outpaced the increase in revenue. This was the result of a more static customer base and higher fixed costs associated with the infrastructure necessary to run the service bureau operation.

       Other Operating Expenses

          Research and Development Expenses. Research and development expenses consist primarily of salaries and other personnel-related expenses, subcontracted development services, depreciation for development equipment and supplies. Research and development expenses increased from $7.0 million in

     1995 to $13.8 million in 1996 and to $21.2 million in 1997, representing 16.0%, 19.3% and 18.6% of total revenues in 1995, 1996 and 1997, respectively. Research and development expenses increased in absolute dollars due to the development costs associated with new releases of several products in the retail and financial services product lines. The increased research and development expenses in absolute dollars and as a percentage of revenues in 1996 was primarily the result of greater staffing to support more new product development programs, primarily for ProfitMax, Capstone, CompCompare, ProviderCompare and the Retek Merchandising System. The 1996 costs also included the initial product development costs of the Company's Aptex business unit, which did not have a significant impact on revenues. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is not established until completion of a working model. Costs incurred by the Company between completion of the working model and the point at which a product is ready for general release have been insignificant. As a result, no significant software development costs were capitalized through December 31, 1997. The Company anticipates that research and development expenses will increase in dollar amount and could increase as a percentage of total revenues for the foreseeable future.

          Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel, entertainment and promotional expenses. Sales and marketing expenses increased from $7.3 million in 1995 to $11.9 million in 1996 and to $22.0 million in 1997, representing 16.6%, 16.7% and 19.4% of total revenues in 1995, 1996 and 1997, respectively. The increases were primarily a result of increased staffing as the Company built its direct sales and marketing staff, opened sales offices in Japan and in several locations in Europe, and increased expenses for trade shows, advertising and other marketing programs. The Company expects sales and marketing expenses to continue to increase for the foreseeable future. Such expenses could also increase as a percentage of total revenues as the Company continues to develop a direct sales force in Europe and other international markets, expand its domestic sales and marketing organization and increase the breadth of its product lines.

          General and Administrative Expenses. General and administrative expenses consist primarily of personnel costs for finance, contract administration, human resources and general management, as well as acquisition, insurance and professional services expenses. General and administrative expenses increased from $5.1 million in 1995 to $8.6 million in 1996 and $12.6 million in 1997, representing 11.7%, 10.3% and 9.8% of total revenues, respectively. General and administrative expenses included $1.2 million of acquisition expenses related to the acquisitions of Risk Data and Retek in 1996 and $1.4 million of acquisition expenses primarily related to the acquisition of CompReview in 1997. Excluding acquisition expenses, general and administrative expenses were $5.1 million, $7.4 million and $11.2 million in 1995, 1996 and 1997, respectively. The primary reason for these increases in absolute dollars was increased staffing to support the Company's growth and additional expenses associated with being a public company.

  Operating Income

     The above factors resulted in operating income of $5.1 million, constituting 11.6% of total revenues in 1995, $9.7 million, constituting 13.5% of total revenues in 1996, and $23.0 million, constituting 20.3% of total revenues in 1997. The Company does not expect that operating income will continue to increase significantly as a percentage of total revenues.

  Other Income (Expense) Net

     Interest and other income, net of interest expense, increased from $484,000 in 1995 to $1.7 million in 1996 and to $1.9 million in 1997. The increase in 1996 was primarily attributable to increased interest income in 1996 from higher cash and investment balances, which consisted primarily of the proceeds from the Company's initial public offering in June 1995 and secondary public offering in December 1995. The increase in 1997 was primarily due to a decrease in interest expense of approximately $397,000 primarily related to the repayment of Risk Data's bank notes payable during the third quarter of 1996, offset by a decrease in interest income of approximately $165,000.

  Income Tax (Benefit) Provision

     The income tax benefit of $511,000 in 1995 was primarily attributable to the recognition of a $2.2 million deferred tax asset based on anticipated future utilization of all of the Company's remaining net operating loss carryforwards and research and development credit carryforwards. The income tax benefit of $534,000 in 1996 was primarily attributable to the recognition of a $2.7 million deferred tax asset based on anticipated future utilization of all of the remaining net operating loss carryforwards and research and development credit carryforwards relating to Risk Data and Retek. That deferred tax asset had previously been offset by a valuation allowance. The Company released the valuation allowance during the fourth quarter of 1996, based upon management's assessment that it was more likely than not that the Company would realize the asset in future periods.

     The 1997 income tax provision of $7.4 million, or 29.5% of pre-tax income, was lower than 1997 taxes at statutory rates primarily as a result of CompReview's subchapter S corporation status prior to the acquisition, which resulted in most of CompReview's tax liability being borne by its former shareholders. As of the date of the acquisition, CompReview's tax status was changed to C corporation. In the future, the Company expects that the effective tax rate will be reflective of the tax rate of other California-based companies.

LIQUIDITY AND CAPITAL RESOURCES

     The $21.0 million of net cash provided by operating activities in 1997 represented net income before depreciation and amortization of approximately $22.4 million, further increased by a decrease in deferred income taxes of $6.9 million and offset by an increase in accounts receivable of $11.1 million. Net cash used in investing activities was $7.7 million in 1997 primarily due to $9.6 million expended for property and equipment during 1997, including $6.0 million for computer equipment to support the increased staffing across the Company, and $1.9 million for furniture and fixtures primarily related to the relocation of the Company's Minneapolis facility, offset by approximately $1.9 million of net proceeds from the sale and maturity of investments. Net cash used in financing activities was $3.2 million in 1997 primarily due to $6.8 million in distributions to the former CompReview stockholders offset by $4.0 million in net proceeds from issuances of common stock.

     As of December 31, 1997, the Company had $42.9 million in cash, cash equivalents and investments. The Company believes that its current cash, cash equivalents and investments available for sale balances, borrowings under its credit facility and net cash provided by operating activities, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. A portion of the Company's cash could be used to repurchase shares of the Company's Common Stock from time to time in the open market. Management intends to invest the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities. A portion of the Company's cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies or data. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products, technologies or data. The Company has no present understandings, commitments or agreements with respect to any material acquisitions of other businesses, products or technologies.

YEAR 2000 COMPLIANCE

     The Company anticipates that it will need to devote resources in the next two years to modify its CRLink product to properly process dates beyond December 31, 1999. The Company expects that the cost of making these modifications and distributing the modified product to existing customers will be approximately $500,000. These modifications and the resources that the Company expects to devote to such modifications may divert management and engineering attention from, or delay the development and introduction of, new products and enhancements to existing products. The inability of the Company to complete such modifications successfully and on a timely basis, or the inability of the Company to devote sufficient resources to continuing updates and enhancements to the CRLink product, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could result in a material adverse effect on the Company's business, financial condition and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," which the Company is required to adopt for 1998. This statement will require the Company to report in the financial statements, in addition to net income, comprehensive income and its components including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption of FAS 130, the Company is also required to reclassify financial statements for earlier periods provided for comparative purposes. The adoption of FAS 130 will not have a significant impact on the Company's consolidated financial statement disclosures.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which the Company is required to adopt for its 1998 annual financial statements. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under FAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial statement disclosures.

     In November 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition," which the Company is required to adopt for agreements entered into with customers beginning in 1998. This statement provides guidance for recognizing revenue related to sales by software vendors. The adoption of SOP 97-2 will not have a significant impact on the timing of the Company's revenue recognition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following documents are filed as part of this report:

                                    DESCRIPTION                                 PAGE
        -------------------------------------------------------------------    -------
        Report of Independent Accountants..................................         36
        Consolidated Balance Sheet as of December 31, 1996 and 1997........         37
        Consolidated Statement of Income for the years ended December 31,           38
             1995, 1996 and 1997...........................................
        Consolidated Statement of Cash Flows for the years ended                    39
             December 31, 1995, 1996 and 1997..............................
        Consolidated Statement of Changes in Stockholders' Equity for the           40
             years ended December 31, 1995, 1996 and 1997..................
        Notes to Consolidated Financial Statements.........................         41
        Selected Consolidated Quarterly Operating Results (unaudited)......         56

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HNC Software Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of HNC Software Inc. and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Diego, California
January 29, 1998,
except as to Note 11
which is as of February 13, 1998

                               HNC SOFTWARE INC.

                           CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                           1996         1997
                                                                          -------     --------
Current assets:
  Cash and cash equivalents.............................................  $ 8,121     $ 18,068
  Investments available for sale........................................   26,728       24,878
  Accounts receivable, net..............................................   21,856       32,980
  Current portion of deferred income taxes..............................    6,383       11,310
  Other current assets..................................................    2,553        2,802
                                                                          -------     --------
          Total current assets..........................................   65,641       90,038
Deferred income taxes, less current portion.............................   22,966       15,322
Property and equipment, net.............................................    6,339       12,102
Other assets............................................................    3,330        2,415
                                                                          -------     --------
                                                                          $98,276     $119,877
                                                                          =======     ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................................  $ 4,368     $  5,728
  Accrued liabilities...................................................    4,433        5,933
  Deferred revenue......................................................    3,377        3,883
  Other current liabilities.............................................      445          191
                                                                          -------     --------
          Total current liabilities.....................................   12,623       15,735
Non-current liabilities.................................................      683          239

Minority interest in consolidated subsidiary............................       --           43

Commitments and contingencies (Notes 5 and 10)

Stockholders' equity:
  Preferred stock, $0.001 par value -- 4,000 shares authorized:
     no shares issued or outstanding....................................       --           --
  Common stock, $0.001 par value -- 50,000 shares authorized:
     24,012 and 24,538 shares issued and outstanding, respectively......       24           25
  Paid-in capital.......................................................   83,991       95,919
  Unrealized loss on investments available for sale.....................      (59)          (2)
  Foreign currency translation adjustment...............................       54         (111)
  Retained earnings.....................................................      960        8,029
                                                                          -------     --------
          Total stockholders' equity....................................   84,970      103,860
                                                                          -------     --------
                                                                          $98,276     $119,877
                                                                          =======     ========

          See accompanying notes to consolidated financial statements

                               HNC SOFTWARE INC.

                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1995        1996        1997
                                                               --------     -------     -------
Revenues:
  License and maintenance....................................  $ 24,561     $48,890     $89,643
  Installation and implementation............................     4,648       6,691      10,702
  Contracts and other........................................     9,146      11,128       7,772
  Service bureau.............................................     5,349       4,730       5,618
                                                               --------     -------     -------
          Total revenues.....................................    43,704      71,439     113,735
                                                               --------     -------     -------
Operating expenses:
  License and maintenance....................................     7,903      13,725      19,937
  Installation and implementation............................     1,425       2,714       5,174
  Contracts and other........................................     6,894       7,694       5,438
  Service bureau.............................................     3,025       3,365       4,320
  Research and development...................................     6,998      13,808      21,151
  Sales and marketing........................................     7,276      11,923      22,049
  General and administrative.................................     5,101       8,551      12,626
                                                               --------     -------     -------
          Total operating expenses...........................    38,622      61,780      90,695
                                                               --------     -------     -------
Operating income.............................................     5,082       9,659      23,040
Interest and other income....................................       912       2,178       2,003
Interest expense.............................................      (428)       (478)        (81)
Minority interest in income of consolidated subsidiary.......        --          --         (43)
                                                               --------     -------     -------
          Income before income tax (benefit) provision.......     5,566      11,359      24,919
Income tax (benefit) provision...............................      (511)       (534)      7,354
                                                               --------     -------     -------
          Net income.........................................  $  6,077     $11,893     $17,565
                                                               ========     =======     =======
Earnings per share:
  Basic net income per common share..........................  $   0.38     $  0.50     $  0.72
                                                               ========     =======     =======
  Diluted net income per common share........................  $   0.28     $  0.47     $  0.68
                                                               ========     =======     =======
Unaudited pro forma data (Note 1):
  Income before income tax provision.........................  $  5,566     $11,359     $24,919
  Income tax provision.......................................     1,032       1,628       9,502
                                                               --------     -------     -------
          Net income.........................................  $  4,534     $ 9,731     $15,417
                                                               ========     =======     =======
  Basic pro forma net income per common share................                           $  0.64
                                                                                        =======
  Diluted pro forma net income per common share..............                           $  0.60
                                                                                        =======
Shares used in computing basic net income per common share
  and unaudited basic pro forma net income per common share
  (Notes 1 and 8)............................................    15,195      23,552      24,275
                                                               ========     =======     =======
Shares used in computing diluted net income per common share and unaudited diluted pro forma net income per common share
  (Notes 1 and 8)............................................    21,510      25,363      25,681
                                                               ========     =======     =======

          See accompanying notes to consolidated financial statements.

                               HNC SOFTWARE INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                           ------------------------------
                                                                             1995       1996       1997
                                                                           --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................  $  6,077   $ 11,893   $ 17,565
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization........................................     1,874      3,605      4,833
    Tax benefit from stock option transactions...........................       800        896      3,848
    Changes in assets and liabilities:
      Accounts receivable, net...........................................    (1,658)   (10,978)   (11,124)
      Other assets.......................................................      (674)    (1,207)      (295)
      Deferred income taxes..............................................    (1,551)    (1,324)     6,909
      Accounts payable...................................................     1,172      2,167      1,360
      Accrued liabilities................................................     1,756        625     (2,348)
      Deferred revenue...................................................     1,337      1,472        375
      Other liabilities..................................................        22       (441)      (116)
                                                                           --------   --------   --------
         Net cash provided by operating activities.......................     9,155      6,708     21,007
                                                                           --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments available for sale.............................   (28,666)   (26,113)   (26,517)
  Maturities of investments available for sale...........................     4,182     18,125     24,666
  Proceeds from sales of investments available for sale..................     2,467      3,707      3,716
  Acquisitions of property and equipment.................................    (2,246)    (3,978)    (9,593)
                                                                           --------   --------   --------
         Net cash used in investing activities...........................   (24,263)    (8,259)    (7,728)
                                                                           --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuances of common stock............................    33,726      1,935      4,039
  Proceeds from issuances of notes payable to stockholders...............     1,000         --         --
  Repayments of notes payable to stockholders............................        --     (1,000)        --
  Proceeds from bank line of credit......................................     1,085        309         --
  Repayments of bank line of credit......................................      (265)    (2,504)        --
  Repayments of debt from asset purchases................................        --     (4,710)        --
  Capital lease payments.................................................      (502)      (553)      (408)
  Proceeds from issuances of bank notes payable..........................        --      1,999         --
  Repayments of bank notes payable.......................................      (687)    (1,999)        --
  Distributions to CompReview stockholders...............................    (3,845)    (5,908)    (6,798)
                                                                           --------   --------   --------
         Net cash provided by (used in) financing activities.............    30,512    (12,431)    (3,167)
                                                                           --------   --------   --------
Effect of exchange rate changes on cash..................................        --         54       (165)
                                                                           --------   --------   --------
Net increase (decrease) in cash and cash equivalents.....................    15,404    (13,928)     9,947
Cash and cash equivalents at beginning of period.........................     6,645     22,049      8,121
                                                                           --------   --------   --------
Cash and cash equivalents at end of period...............................  $ 22,049   $  8,121   $ 18,068
                                                                           ========   ========   ========
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Assets purchased through issuance of debt..............................  $     --   $  4,710   $     --
                                                                           ========   ========   ========
  Acquisitions of property and equipment under capital leases............  $    411   $    344   $     --
                                                                           ========   ========   ========
  Conversion of preferred stock..........................................  $ 13,518   $     --   $     --
                                                                           ========   ========   ========
  Accretion of dividends on mandatorily redeemable convertible preferred
    stock................................................................  $    348   $     --   $     --
                                                                           ========   ========   ========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid..........................................................  $    390   $    448   $    101
                                                                           ========   ========   ========
  Income taxes paid......................................................  $    190   $    165   $    547
                                                                           ========   ========   ========

          See accompanying notes to consolidated financial statements

                               HNC SOFTWARE INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                   CONVERTIBLE PREFERRED STOCK
                                                ---------------------------------                                 UNREALIZED
                                                                                                                GAIN (LOSS) ON
                                                   SERIES A          SERIES E        COMMON STOCK                INVESTMENTS
                                                ---------------   ---------------   ---------------   PAID-IN     AVAILABLE
                                                SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   CAPITAL      FOR SALE
                                                ------   ------   ------   ------   ------   ------   -------   --------------
BALANCE AT DECEMBER 31, 1994...................   380    $  --     1,282    $  1    8,656     $  9    $10,980       $   --
Common stock options exercised.................                                       207                  85
Accretion of dividends.........................                                                          (348)
Issuance of common stock in initial public
 offering, net of issuance costs...............                                     2,376        2     14,329
Conversion of convertible preferred stock into
 common stock..................................  (380)      --    (1,282)     (1)   8,956        9     10,618
Issuance of common stock in follow-on public
 offering, net of issuance costs...............                                     1,116        2     19,184
Issuance of common stock at inception of Retek
 (Note 1)......................................                                     1,367        1         (1)
Tax benefit from stock option transactions.....                                                           800
Unrealized gain on investments.................                                                                         92
Stock warrant exercised........................                                       100                 124
Distributions to CompReview stockholders.......
Net income.....................................
                                                 ----    -----    ------     ---    ------     ---    -------        -----
BALANCE AT DECEMBER 31, 1995...................    --       --       --       --   22,778       23     55,771           92
Common stock options exercised.................                                     1,140        1      1,095
Common stock issued under Employee Stock
 Purchase Plan.................................                                        94                 839
Tax benefit from stock option transactions.....                                                         7,889
Tax benefit from Retek taxable pooling (Note
 7)............................................                                                        18,397
Unrealized loss on investments.................                                                                       (151)
Foreign currency translation adjustment........
Distributions to CompReview stockholders.......
Net income.....................................
                                                 ----    -----    ------     ---    ------     ---    -------        -----
BALANCE AT DECEMBER 31, 1996...................    --       --       --       --    24,012      24     83,991          (59)
Common stock options exercised.................                                       475        1      2,845
Common stock issued under Employee Stock
 Purchase Plan.................................                                        51               1,193
Tax benefit from stock option transactions.....                                                         4,192
Unrealized gain on investments.................                                                                         57
Foreign currency translation adjustment........
Distributions to CompReview stockholders.......
CompReview contribution to capital.............                                                         3,698
Net income.....................................
                                                 ----    -----    ------     ---    ------     ---    -------        -----
BALANCE AT DECEMBER 31, 1997...................    --    $  --       --     $ --    24,538    $ 25    $95,919       $   (2)
                                                 ====    =====    ======     ===    ======     ===    =======        =====


                                                   FOREIGN     (ACCUMULATED
                                                  CURRENCY       DEFICIT)         TOTAL
                                                 TRANSLATION     RETAINED     STOCKHOLDERS'
                                                 ADJUSTMENT      EARNINGS        EQUITY
                                                 -----------   ------------   -------------
BALANCE AT DECEMBER 31, 1994...................     $  --        $(10,149)      $     841
Common stock options exercised.................                                        85
Accretion of dividends.........................                                      (348)
Issuance of common stock in initial public
 offering, net of issuance costs...............                                    14,331
Conversion of convertible preferred stock into
 common stock..................................                     2,892          13,518
Issuance of common stock in follow-on public
 offering, net of issuance costs...............                                    19,186
Issuance of common stock at inception of Retek
 (Note 1)......................................                                        --
Tax benefit from stock option transactions.....                                       800
Unrealized gain on investments.................                                        92
Stock warrant exercised........................                                       124
Distributions to CompReview stockholders.......                    (3,845)         (3,845)
Net income.....................................                     6,077           6,077
                                                    -----        --------        --------
BALANCE AT DECEMBER 31, 1995...................        --          (5,025)         50,861
Common stock options exercised.................                                     1,096
Common stock issued under Employee Stock
 Purchase Plan.................................                                       839
Tax benefit from stock option transactions.....                                     7,889
Tax benefit from Retek taxable pooling (Note
 7)............................................                                    18,397
Unrealized loss on investments.................                                      (151)
Foreign currency translation adjustment........        54                              54
Distributions to CompReview stockholders.......                    (5,908)         (5,908)
Net income.....................................                    11,893          11,893
                                                    -----        --------        --------
BALANCE AT DECEMBER 31, 1996...................        54             960          84,970
Common stock options exercised.................                                     2,846
Common stock issued under Employee Stock
 Purchase Plan.................................                                     1,193
Tax benefit from stock option transactions.....                                     4,192
Unrealized gain on investments.................                                        57
Foreign currency translation adjustment........      (165)                           (165)
Distributions to CompReview stockholders.......                    (6,798)         (6,798)
CompReview contribution to capital.............                    (3,698)             --
Net income.....................................                    17,565          17,565
                                                    -----        --------        --------
BALANCE AT DECEMBER 31, 1997...................     $(111)       $  8,029       $ 103,860
                                                    =====        ========        ========

          See accompanying notes to consolidated financial statements

                               HNC SOFTWARE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

  The Company

     Headquartered in San Diego, California, HNC Software Inc. (the "Company" or "HNC") develops, markets and supports predictive software solutions in client/server environments. HNC provides innovative predictive software systems in the healthcare/insurance, financial services and retail markets.

  Acquisitions

     On August 30, 1996, the Company completed an acquisition of all of the outstanding shares of Risk Data Corporation ("Risk Data"). Risk Data is an insurance information technology services firm that develops, markets and supports analytical benchmarking and risk management software products primarily for insurance carriers, state insurance funds and third party administrators primarily in the workers' compensation insurance field. Under the terms of the acquisition, accounted for as a pooling of interests, the Company exchanged 1,891 shares of common stock for all of the then outstanding shares of Risk Data preferred and common stock.

     On November 29, 1996, the Company completed an acquisition of all of the outstanding shares of Retek Distribution Corporation ("Retek"). Retek develops, markets and supports inventory management system software primarily for customers in the retail industry. Under the terms of the acquisition, accounted for as a pooling of interests, the Company exchanged 1,367 shares of common stock for all of the then outstanding shares of Retek common stock.

     On November 28, 1997, the Company completed an acquisition of all of the outstanding shares of CompReview, Inc. ("CompReview"). CompReview develops, markets and supports cost containment software for workers' compensation insurance carriers and for insurers that handle automobile accident personal injury claims. Under the terms of the acquisition, accounted for as a pooling of interests, the Company exchanged 4,886 shares of common stock for all of the then outstanding shares of CompReview common stock.

     The consolidated financial statements and related notes give retroactive effect to all three acquisitions for all of the periods presented. The consolidated balance sheet as of December 31, 1996 and 1997 includes the accounts of Risk Data, Retek and CompReview as of December 31, 1996 and 1997. The consolidated statements of income, of cash flows and of changes in stockholders' equity for each of the three years in the period ended December 31, 1997 include the results of Risk Data, Retek and CompReview for each of the years then ended. The term "Company" as used in these consolidated financial statements refers to HNC and its subsidiaries, including Risk Data, Retek and CompReview.

                               HNC SOFTWARE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     No adjustments to conform the accounting methods of the acquired companies to the accounting methods of HNC were required. Certain amounts have been reclassified with regard to presentation of the financial information of the acquired companies. Revenues and net income (loss) for each of the previously separate companies for the periods prior to their respective acquisition dates are as follows:


                                                                                   NINE MONTHS
                                                                   SIX MONTHS         ENDED
                                      YEAR ENDED DECEMBER 31,        ENDED        SEPTEMBER 30,
                                    ----------------------------    JUNE 30,    -----------------
                                     1995      1996       1997        1996       1996      1997
                                    -------   -------   --------   ----------   -------   -------
                                                                   (UNAUDITED)     (UNAUDITED)

    Revenues:
      HNC.........................  $25,174   $53,833   $113,735    $ 16,478    $31,423   $62,683
      Risk Data...................    4,577        --         --       2,600         --        --
      Retek.......................      921        --         --       3,377      5,635        --
      CompReview..................   13,032    17,606         --       8,119     12,631    18,971
                                    -------   -------   --------     -------    -------   -------
                                    $43,704   $71,439   $113,735    $ 30,574    $49,689   $81,654
                                    =======   =======   ========     =======    =======   =======
    Net income (loss):
      HNC.........................  $ 4,457   $ 6,376   $ 17,565    $  1,780    $   975   $ 7,597
      Risk Data...................   (1,952)       --         --      (2,184)        --        --
      Retek.......................     (382)       --         --          43         93        --
      CompReview..................    3,954     5,517         --       2,123      3,679     6,702
                                    -------   -------   --------     -------    -------   -------
                                    $ 6,077   $11,893   $ 17,565    $  1,762    $ 4,747   $14,299
                                    =======   =======   ========     =======    =======   =======

     Transaction costs of $563, $515 and $1,440 were incurred to complete the acquisitions of Risk Data, Retek and CompReview, respectively. Transaction costs were deferred and charged to income when the related transactions were consummated. Transaction costs consisted primarily of investment banker, legal and accounting fees, and printing, mailing and registration expenses.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     During 1996, the Company established Aptex Software Inc. ("Aptex"), a majority owned subsidiary, in order to develop, market and support certain text analysis technology that is being used to develop products for the Internet market. The minority stockholders' interest in Aptex's financial position and results of operations is presented as a minority interest in the Company's consolidated financial statements.

  Financial Statement Preparation

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Cash Equivalents

     Cash equivalents are highly liquid investments and consist of investments in money market accounts and commercial paper purchased with maturities of three months or less.

                               HNC SOFTWARE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  Investments

     Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company classifies all securities as "available for sale" and carries them at fair value with unrealized gains or losses related to these securities included in stockholders' equity in the Company's consolidated balance sheet.

  Property and Equipment

     Property and equipment are recorded at cost. The Company computes depreciation and amortization using either the straight-line method over the estimated useful lives of the assets of three to seven years or an accelerated method over the estimated useful lives of the assets of five to seven years. The Company amortizes leasehold improvements over the shorter of their estimated useful lives or the remaining term of the related lease. Repair and maintenance costs are charged to expense as incurred.

  Software Costs

     Software costs are recorded at cost and amortized over their estimated useful lives of 36 to 42 months. Software costs are comprised of purchased software and other rights that are stated at the lower of cost or net realizable value. At December 31, 1996 and 1997, software costs of $2,561 and $2,581, respectively, were included in other assets in the consolidated balance sheet net of accumulated amortization of $642 and $1,451, respectively.

     Development costs for software to be licensed or sold that are incurred from the time technological feasibility is established until the product is available for general release to customers are capitalized and reported at the lower of cost or net realizable value. Through December 31, 1997, no significant amounts were expended subsequent to reaching technological feasibility.

  Long-Lived Assets

     The Company investigates potential impairments of long-lived assets, certain identifiable intangibles and associated goodwill when events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss would be recognized if the sum of the expected future net cash flows were less than the carrying amount of the asset. No such impairments of long-lived assets existed through December 31, 1997.

  Stock-Based Compensation

     The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense.

  Revenue Recognition

     The Company's revenue from periodic software license and maintenance agreements is generally recognized ratably over the respective license periods. Revenue from certain short-term periodic software license and maintenance agreements with guaranteed minimum license fees is recognized as related services are performed. Transactional fees are recognized as revenue based on system usage or when fees based on system usage exceed the monthly minimum license fees. Revenue from perpetual licenses of the Company's software for which there are no significant continuing obligations and collection of the related receivables is probable is recognized on delivery of the software and acceptance by the customer. Revenue from hardware product sales, which is included in contracts and other revenue, is recognized upon shipment to the customer.

                               HNC SOFTWARE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The Company's revenue from software installation and implementation and from contract services is generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Amounts received under contracts in advance of performance are recorded as deferred revenue and are generally recognized within one year from receipt. Contract losses are recorded as a charge to income in the period such losses are first identified. Unbilled accounts receivable are stated at estimated realizable value.

     Service bureau fees are from review and repricing of customers' medical bills and are assessed to customers on the basis of volume of bills processed and are recognized as revenue when the processing services are performed.

  Income Taxes

     The Company's current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities as well as the expected future tax benefit to be derived from tax loss and tax credit carryforwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount "more likely than not" to be realized in future tax returns. Tax rate changes are reflected in income during the period such changes are enacted.

  Net Income Per Common Share

     The Company adopted Statement of Financial Accounting Standard No. 128 ("FAS 128"), "Earnings per Share," for fiscal 1997 and retroactively restated all prior periods to conform with FAS 128 as required. Basic net income per common share is computed as net income less accretion of dividends on mandatorily redeemable convertible preferred stock divided by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed as net income divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period and assumes conversion into common stock at the beginning of each period of all outstanding shares of convertible preferred stock (Note 8).

  Unaudited Pro Forma Data

     Prior to the acquisition of CompReview by HNC on November 28, 1997, CompReview had elected subchapter S corporation status for income tax purposes; therefore, its income was included in the tax returns of its stockholders, and no income tax provision was recorded for CompReview other than certain minimum state taxes on subchapter S corporations. As a result of the acquisition, beginning November 29, 1997, CompReview became subject to corporate income taxes on its taxable income. For comparative purposes, the consolidated statement of income includes unaudited pro forma adjusted data with respect to the merged companies' income tax provision as if CompReview had been subject to corporate income taxes on its taxable income for all periods presented.

  Foreign Currency Translation

     The financial statements of the Company's international operations are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's local currency) are included in the consolidated statement of income and are not material.

                               HNC SOFTWARE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  Diversification of Credit Risk

     The Company's financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents, investments available for sale and accounts receivable, which are generally not collateralized. The Company's policy is to place its cash, cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of its credit exposure. The Company's software license and installation agreements and commercial development contracts are primarily with large customers in the healthcare/insurance, financial services and retail industries. The Company maintains reserves for potential credit losses.

     The Company has one major product or product line in each of its three target markets. In the healthcare/insurance market, revenues from one product accounted for 29.8%, 24.6% and 23.0% of the Company's total revenues for 1995, 1996 and 1997, respectively. During those same periods, one product in the retail market accounted for 2.2%, 13.6% and 18.9%, respectively, of the Company's total revenues, and one product line in the financial services market accounted for 28.0%, 20.9% and 16.0%, respectively, of the Company's total revenues. Revenues from international operations and export sales, primarily to Western Europe and Canada, represented approximately 12.6%, 17.7% and 16.8% of total revenues in 1995, 1996 and 1997, respectively. Export sales were $4,595, $7,310 and $7,896 in 1995, 1996 and 1997, respectively.

  Disclosures About Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents and accrued liabilities approximate fair value because of the short-term maturities of these financial instruments. The carrying amounts of capital lease obligations approximate their fair values based on interest rates currently available to the Company for borrowings with similar terms and maturities.

  Reincorporation and Stock Split

     In May 1995, the Company's stockholders approved an Agreement and Plan of Merger whereby the Company merged with and into a newly incorporated Delaware corporation ("HNC Delaware"), which is the surviving corporation. In conjunction with the merger, each share of the Company's common stock, preferred stock and options and warrants to purchase the Company's common stock was exchanged for one-half share of HNC Delaware's common stock, preferred stock and options and warrants to purchase HNC Delaware's common stock, at twice the exercise price for options and warrants. In April 1996, the Company consummated a two-for-one stock split effected in the form of a common stock dividend. All references to share and per share amounts of common and preferred stock and other data in these financial statements have been retroactively restated to reflect the reincorporation and stock split.

  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income," which the Company is required to adopt for 1998. This statement will require the Company to report in the financial statements, in addition to net income, comprehensive income and its components including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Upon adoption of FAS 130, the Company is also required to reclassify financial statements for earlier periods provided for comparative purposes. The adoption of FAS 130 will not have a significant impact on the Company's consolidated financial statement disclosures.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which the Company is required to

                               HNC SOFTWARE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

adopt for its 1998 annual financial statements. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under FAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial statement disclosures.

     In November 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition," which the Company is required to adopt for agreements entered into with customers beginning in 1998. This statement provides guidance for recognizing revenue related to sales by software vendors. The adoption of SOP 97-2 will not have a significant impact on the timing of the Company's revenue recognition.

  Reclassifications

     Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2 -- COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1996        1997
                                                                   -------     -------
        Accounts receivable, net:
          Billed.................................................  $13,266     $27,812
          Unbilled...............................................    9,299       8,368
                                                                   -------     -------
                                                                    22,565      36,180
        Less allowance for doubtful accounts.....................     (709)     (3,200)
                                                                   -------     -------
                                                                   $21,856     $32,980
                                                                   =======     =======

     Unbilled accounts receivable represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be realized within one year.

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1996        1997
                                                                   -------     -------
        Property and equipment, net:
          Computer equipment.....................................  $ 9,302     $15,611
          Furniture and fixtures.................................    2,210       4,632
          Leasehold improvements.................................      273       1,012
                                                                   -------     -------
                                                                    11,785      21,255
        Less accumulated depreciation and amortization...........   (5,446)     (9,153)
                                                                   -------     -------
                                                                   $ 6,339     $12,102
                                                                   =======     =======

                               HNC SOFTWARE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1996        1997
                                                                   -------     -------
        Accrued liabilities:
          Payroll and related benefits...........................  $ 1,645     $ 3,456
          Vacation...............................................      860         927
          Other..................................................    1,928       1,550
                                                                   -------     -------
                                                                   $ 4,433     $ 5,933
                                                                   =======     =======

NOTE 3 -- INVESTMENTS

     At December 31, 1996 and 1997, the amortized cost and estimated fair value of investments available for sale were as follows:

                                                               DECEMBER 31, 1996
                                                 ---------------------------------------------
                                                 AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                   COST        GAINS        LOSSES      VALUE
                                                 ---------   ----------   ----------   -------
        U.S. government and federal agencies...   $18,212     $     --     $    (38)   $18,174
        Foreign government debt................     1,006           --           (2)     1,004
        U.S. corporate debt....................     4,851           --          (14)     4,837
        Foreign corporate debt.................     2,718           --           (5)     2,713
                                                  -------      -------      -------    -------
                                                  $26,787     $     --     $    (59)   $26,728
                                                  =======      =======      =======    =======

                                                               DECEMBER 31, 1997
                                                 ---------------------------------------------
                                                 AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                   COST        GAINS        LOSSES      VALUE
                                                 ---------   ----------   ----------   -------
        U.S. government and federal agencies...   $20,682     $     --     $     (1)   $20,681
        U.S. corporate debt....................     1,894           --           (1)     1,893
        Foreign corporate debt.................     2,304           --           --      2,304
                                                  -------      -------      -------    -------
                                                  $24,880     $     --     $     (2)   $24,878
                                                  =======      =======      =======    =======

     No significant gains or losses were realized during the years ended December 31, 1996 and 1997. The cost of securities sold is determined by the specific identification method.

NOTE 4 -- NOTES PAYABLE

     The Company has a Credit Agreement with a bank which provides for a $15,000 revolving line of credit through July 11, 1999. The agreement requires that the Company maintain certain financial ratios and levels of working capital, tangible net worth and profitability, and also restricts the Company's ability to pay cash dividends and make loans, advances or investments without the bank's consent. At December 31, 1997, the Company had no amounts outstanding under the revolving line of credit. Interest is payable monthly at the bank's prime rate or LIBOR rate plus 1.5%. The applicable interest rate was 7.22% at December 31, 1997.

     The Risk Data credit facilities were comprised of a revolving line of credit secured by eligible accounts receivable, as well as a bridge loan that was secured by the guarantees of certain stockholders. The revolving line of credit matured on January 5, 1997. The bridge loan matured on September 5, 1996. All outstanding amounts were repaid during 1996, and neither credit facility was renewed.

                               HNC SOFTWARE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     During 1995, the preferred stockholders of Risk Data loaned the Company $1,000 under subordinated note agreements (secured by the assets of Risk Data but subordinated to borrowings under the Risk Data line of credit) bearing interest at 9%. All outstanding amounts were repaid during 1996.

NOTE 5 -- LEASES

     At December 31, 1997, the Company was obligated through 2004 under noncancelable operating leases for its facilities and certain equipment as follows:

                                                                                  NET FUTURE
                                                FUTURE MINIMUM   LESS SUBLEASE   MINIMUM LEASE
                                                LEASE PAYMENTS      INCOME         PAYMENTS
                                                --------------   -------------   -------------
        1998..................................      $2,984           $ 127          $ 2,857
        1999..................................       3,047              --            3,047
        2000..................................       3,043              --            3,043
        2001..................................       2,994              --            2,994
        2002..................................       2,884              --            2,884
        thereafter............................       1,535              --            1,535

     The lease for the Company's corporate headquarters provides for scheduled rent increases and an option to extend the lease for five years with certain changes to the terms of the lease agreement and a refurbishment allowance. Rent expense under operating leases for the years ended December 31, 1995, 1996 and 1997 was approximately $1,503, $1,623 and $2,687, respectively, net of sublease income of $83, $125 and $477, respectively.

     Risk Data maintains a lease line of credit with a leasing company for the acquisition of equipment under capital lease arrangements. Future minimum payments are $222 for 1998 and $66 for 1999 with a total of $34 of such amounts representing interest.

     The gross value of assets under capital leases at December 31, 1996 and 1997 was $1,481 and $714, and accumulated amortization was $599 and $556, respectively. Amortization expense for assets acquired under capital leases is included in depreciation expense.

NOTE 6 -- CAPITAL STOCK

     During June 1995, the Company completed its initial public offering of 5,176 shares of common stock (of which 2,376 shares were sold by the Company and 2,800 shares were sold by certain selling stockholders) at a price to the public of $7.00 per share, which resulted in net proceeds to the Company of $15,461 after the payment of underwriters' commissions but before the deduction of offering expenses. Upon the closing of the Company's initial public offering, all outstanding shares of Series A, B, C, D and E convertible preferred stock were automatically converted into shares of common stock at their then effective conversion prices. Upon conversion, the preferred stockholders were no longer entitled to any undeclared cumulative dividends and all class voting rights terminated.

     During December 1995, the Company completed a follow-on public offering of 3,000 shares of common stock (of which 1,116 shares were sold by the Company and 1,884 shares were sold by certain selling stockholders) at a price to the public of $18.50 per share, which resulted in net proceeds to the Company of $19,606 after the payment of underwriters' commissions but before the deduction of offering expenses.

     The Company's Board of Directors is authorized to issue up to 4,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares

                               HNC SOFTWARE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to the rights of the holders of any preferred stock that may be issued in the future.

NOTE 7 -- INCOME TAXES

     Income (loss) before income tax (benefit) provision was taxed under the following jurisdictions:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                          1995       1996        1997
                                                         ------     -------     -------
        Domestic.......................................  $5,764     $ 8,599     $23,907
        Foreign........................................    (198)      2,760       1,012
                                                         ------     -------     -------
                                                         $5,566     $11,359     $24,919
                                                         ======     =======     =======

     The income tax (benefit) provision is summarized as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                          1995       1996        1997
                                                         ------     -------     -------
        CURRENT:
          Federal......................................  $   97     $ 1,132     $ 2,257
          State........................................     143         204         537
          Foreign......................................      --          51         233

        DEFERRED:
          Federal......................................    (521)     (1,569)      3,197
          State........................................    (186)        (56)        985
          Foreign......................................     (44)       (296)        145
                                                         ------     -------       -----
                                                         $ (511)    $  (534)    $ 7,354
                                                         ======     =======       =====

     Deferred tax assets are summarized as follows:

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1996        1997
                                                                   -------     -------
        Taxable pooling basis difference.........................  $18,397     $16,955
        Net operating loss carryforwards.........................    8,587       7,404
        Tax credit carryforwards.................................    1,878       2,059
        Other....................................................      487         214
                                                                   -------     -------
        Gross deferred tax assets................................   29,349      26,632
        Deferred tax asset valuation allowance...................       --          --
                                                                   -------     -------
                  Net deferred tax asset.........................  $29,349     $26,632
                                                                   =======     =======

     During 1995, the Company released the valuation allowance related to its deferred tax assets based on management's assessment that it was more likely than not that the Company would realize a portion of those assets in future periods due to improvements in the Company's operating results. During 1996, the Company released the valuation allowances related to Risk Data's and Retek's deferred tax assets based on management's assessment that it was more likely than not that the Company would realize those assets in future periods due to improvements in the operating results of those subsidiaries.

                               HNC SOFTWARE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     During 1995, 1996 and 1997, the Company realized certain tax benefits related to stock option transactions in the amount of $800, $7,889 and $4,192, respectively. The benefit from the stock option tax deduction is credited directly to paid-in capital.

     During 1996, in connection with the acquisition of Retek, the Company made an Internal Revenue Code Section 338 election for federal and state tax purposes, resulting in the treatment of the acquisition as a taxable transaction, whereby the tax bases of the acquired assets and liabilities were adjusted to their fair values as of the date of the acquisition. As the purchase price exceeded the carrying value of the net assets acquired by approximately $46,000, the Company recorded a deferred tax asset in the amount of $18,397.

     A reconciliation of the income tax (benefit) provision to the amount computed by applying the statutory federal income tax rate to income before income tax provision is summarized as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------
                                                         1995        1996        1997
                                                        -------     -------     -------
        Amounts computed at statutory federal rate....  $ 1,892     $ 3,862     $ 8,472
             State income taxes.......................      465         554       1,407
             Subchapter S corporation earnings........   (1,366)     (1,901)     (2,888)
             Change in tax status of S corporation....       --          --         869
             Tax credit carryforwards generated.......      (68)       (334)       (284)
             Release of valuation allowance...........   (2,223)     (2,717)         --
             Foreign income taxes.....................      (44)       (296)         27
             Losses without tax benefit...............      794          --          --
             Other....................................       39         298        (249)
                                                        -------     -------     -------
        Income tax (benefit) provision................  $  (511)    $  (534)    $ 7,354
                                                        =======     =======     =======

     Prior to the acquisition of CompReview by the Company on November 28, 1997, CompReview had elected subchapter S corporation status and the cash basis of accounting for income tax purposes; therefore, its cash basis income was included in the tax returns of its stockholders, and no income tax provision was recorded for CompReview other than certain minimum state taxes on subchapter S corporations. As of the date of CompReview's acquisition, its tax status was changed to C corporation status with the accrual basis of accounting. As a result of this change in tax status, the Company recorded a deferred tax liability in the amount of $869 based on the cumulative income recognition differences as of the date of acquisition between CompReview's former and prospective tax accounting methods.

     At December 31, 1997, the Company had federal, state and foreign net operating loss carryforwards of approximately $19,992, $7,785 and $352, respectively. The net operating loss carryforwards expire as follows:

                    2001.......................................  $ 6,982
                    2003.......................................       84
                    2005.......................................      123
                    2006.......................................    1,670
                    2007.......................................       17
                    2008.......................................    1,692
                    2009.......................................    1,370
                    2010.......................................    1,840
                    2011.......................................   14,086

     The Company also has approximately $1,295 of federal research and development credit carryforwards, which expire from 2000 to 2012, $711 of state research and development credit carryforwards, which have no

                               HNC SOFTWARE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

expiration date, and $53 of foreign tax credit carryforwards, which expire from 1999 to 2002. Certain of these net operating loss and research and development credit carryforwards generated by Risk Data, Retek and CompReview prior to their acquisitions by HNC are subject to annual limitations on their utilization and also are limited to utilization solely by the company that generated them. Should a substantial change in HNC's ownership occur, as defined by the Tax Reform Act of 1986, there will be an annual limitation on its utilization of net operating loss and research and development credit carryforwards.

NOTE 8 -- RECONCILIATION OF NET INCOME AND SHARES USED IN PER SHARE COMPUTATIONS

                                                                              YEAR ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                           1995        1996        1997
                                                                          -------     -------     -------
NET INCOME USED:
Net income used in computing basic net income per common share..........  $ 5,729     $11,893     $17,565
Add back accretion of dividends on mandatorily redeemable convertible
  preferred stock.......................................................      348          --          --
                                                                          -------     -------     -------
Net income used in computing diluted net income per common share........  $ 6,077     $11,893     $17,565
                                                                          =======     =======     =======
SHARES USED:
Weighted average common shares outstanding used in computing basic net
  income per common share...............................................   15,195      23,552      24,275
  Weighted average options and warrants to purchase common stock as
    determined by application of the treasury stock method..............    1,995       1,796       1,383
  Incremental shares for assumed conversion of convertible preferred
    stock...............................................................    4,265          --          --
  Purchase Plan common stock equivalents................................       55          15          23
                                                                          -------     -------     -------
Shares used in computing diluted net income per common share............   21,510      25,363      25,681
                                                                          =======     =======     =======

     All outstanding shares of the Company's preferred stock automatically converted into shares of common stock upon the closing of the Company's initial public offering on June 26, 1995. Shares used in computing diluted net income per common share for 1995 assume conversion of all outstanding shares of convertible preferred stock were converted at the beginning of that year.

NOTE 9 -- EMPLOYEE BENEFIT PLANS

     During 1987, the Company adopted the 1987 Stock Option Plan and reserved 2,500 shares of the Company's common stock for issuance pursuant to nonqualified and incentive stock options to its officers, directors, key employees and consultants. The plan, as amended, is administered by the Board of Directors or its designees and provides generally that, for incentive stock options and nonqualified stock options, the exercise price must not be less than the fair market value of the shares as determined by the Board of Directors at the date of grant. The options expire no later than ten years from the date of grant and may be exercised in installments based upon stipulated timetables (not in excess of seven years). At December 31, 1997, options to purchase 490 shares were exercisable.

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

     The Directors Plan provides for the issuance of up to 300 nonqualified stock options to the Company's outside directors. Under the provisions of the Directors Plan, options to purchase 25 shares of the Company's common stock are granted to outside directors upon their respective dates of becoming members of the Board of Directors and options to purchase ten shares of such stock will be granted on each anniversary of such dates.

                               HNC SOFTWARE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Options under the Directors Plan are granted at the fair market value of the stock at the grant date and vest at specific times over a four-year period. At December 31, 1997, options to purchase 72 shares were exercisable.

     The Incentive Plan provides for the issuance of up to 3,550 shares of the Company's common stock in the form of nonqualified or incentive stock options, restricted stock or stock bonuses. In addition, all shares that remained unissued under the 1987 Stock Option Plan on the effective date of the Incentive Plan, and all shares issuable upon exercise of options granted pursuant to the 1987 Stock Option Plan that expire or become unexercisable for any reason without having been exercised in full are available for issuance under the Incentive Plan. Nonqualified stock options and restricted stock may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award. Options granted under the Incentive Plan may have a term of up to ten years. The Company has the discretion to provide for restrictions and the lapse thereof in respect of restricted stock awards. Options typically vest at the rate of 25% of the total grant per year over a four-year period; however, the Company may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 1997, 316 shares were exercisable.

     The Purchase Plan provides for the issuance of a maximum of 400 shares of common stock. Each purchase period, eligible employees may designate between 2% and 10% of their cash compensation, subject to certain limitations, to be deducted from their compensation for the purchase of common stock under the Purchase Plan. The purchase price of the shares under the Purchase Plan is equal to 85% of the lesser of the fair market value per share on the first day of the twelve-month offering period or the last day of each six-month purchase period. Approximately 60% of eligible employees have participated in the Purchase Plan in the last two years.

     Risk Data's stock option plan is administered by HNC's Board of Directors. All outstanding Risk Data options were converted into options to purchase HNC common stock and adjusted to give effect to the acquisition exchange ratio in the Risk Data acquisition. No changes were made to the terms of the Risk Data options in connection with the exchange. Options granted under the Risk Data stock option plan generally vest at the rate of 25% of the total grant per year and expire ten years after the date of grant. At December 31, 1997, 30 shares were exercisable under the Risk Data plan.

     Retek's stock options are administered by HNC's Board of Directors. All outstanding Retek options were converted into options to purchase the Company's common stock and adjusted to give effect to the acquisition exchange ratio in the Retek acquisition. No changes were made to the terms of the Retek options in connection with the exchange. Options granted vest ratably over periods from one to four years and have a term of up to ten years. At December 31, 1997, options to purchase 32 shares were exercisable.

     The CompReview 1995 Stock Option Plan is administered by HNC's Board of Directors. All outstanding CompReview stock options were converted into options to purchase HNC common stock in the CompReview acquisition and adjusted to give effect to the acquisition exchange ratio. No changes were made to the terms of the CompReview options in connection with the exchange. Options granted under the CompReview Stock Option Plan generally vest ratably over periods from two to four years and expire ten years after the date of grant. At December 31, 1997, options to purchase 156 shares were exercisable.

                               HNC SOFTWARE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Transactions under the Company's stock option and purchase plans during the years ended December 31, 1995, 1996 and 1997, including options under the Risk Data stock option plan, options under the Retek stock option plan and options under the CompReview Stock Option Plan, but excluding options to purchase stock of Aptex, a subsidiary of the Company, are summarized as follows.

                                                                 YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------------------------
                                                1995                       1996                       1997
                                      ------------------------   ------------------------   ------------------------
                                              WEIGHTED AVERAGE           WEIGHTED AVERAGE           WEIGHTED AVERAGE
                                      SHARES   EXERCISE PRICE    SHARES   EXERCISE PRICE    SHARES   EXERCISE PRICE
                                      ------  ----------------   ------  ----------------   ------  ----------------
Outstanding at beginning of year....   2,080       $ 0.49         2,868       $ 2.84         3,215       $15.65
  Options granted...................   1,272         6.08         1,645        27.98         2,177        32.61
  Options exercised.................    (207)        0.52        (1,140)        0.96          (475)        6.16
  Options canceled..................    (277)        1.80          (158)       17.62          (326)       26.33
                                      ------                     ------
Outstanding at end of year..........   2,868         2.84         3,215        15.65         4,591        23.92
                                      ======                     ======
Options exercisable at end of
  year..............................   1,437                        841                      1,096
Weighted average fair value of
  options granted during the year...  $ 3.10                     $14.50                     $19.79

     The following table summarizes information about employee stock options outstanding at December 31, 1997:

                                                OPTIONS OUTSTANDING
                                    -------------------------------------------      OPTIONS EXERCISABLE
                                                        WEIGHTED                  -------------------------
                                        NUMBER           AVERAGE       WEIGHTED       NUMBER       WEIGHTED
                                    OUTSTANDING AT      REMAINING      AVERAGE    OUTSTANDING AT   AVERAGE
               RANGE OF              DECEMBER 31,      CONTRACTUAL     EXERCISE    DECEMBER 31,    EXERCISE
           EXERCISE PRICES               1997        LIFE (IN YEARS)    PRICE          1997         PRICE
    ------------------------------  --------------   ---------------   --------   --------------   --------
    $ 0.02 to $ 3.00..............       1,002             5.90         $ 1.90           702        $ 1.60
      4.50     25.38..............         793             8.21          19.22           188         15.69
     25.60     30.75..............         791             8.86          29.39           147         30.33
     30.81     31.50..............         944             9.57          31.40             1         30.94
     31.88     39.00..............         774             9.42          36.03            32         34.24
     39.09     49.50..............         287             9.27          41.42            26         42.64
                                         -----                                         -----
      0.02     49.50..............       4,591             8.37          23.92         1,096          9.82
                                         =====                                         =====

     During 1996, Aptex adopted the 1996 Equity Incentive Plan (the "Aptex Plan") whereby 2,000 shares of Aptex common stock were reserved for issuance pursuant to nonqualified and incentive stock options and restricted stock awards. The plan is administered by the Board of Directors of Aptex or its designees and provides generally that nonqualified stock options and restricted stock may be awarded at a price not less than 85% of the fair market value, as determined by the Board of Directors, of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award, or 110% of fair market value for awards to more than 10% stockholders. Options granted under the Incentive Plan may have a term of up to ten years. The Company has the discretion to provide for restrictions and the lapse thereof in respect of restricted stock awards, and options typically vest at the rate of 25% of the total grant per year. However, the Company may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. During 1996, Aptex issued 1,000 shares of common stock at fair market value under the Aptex Plan for cash consideration of $0.03 per share. At December 31, 1997, options to purchase 79 shares were exercisable under the Aptex Plan.

                               HNC SOFTWARE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation. No compensation expense has been recognized for its employee stock option grants, which are fixed in nature, as the options have been granted at fair market value. No compensation expense has been recognized for the Purchase Plan. Had compensation cost for the Company's stock-based compensation awards issued during 1997 and 1996 been determined based on the fair value at the grant dates of awards consistent with the method of Financial Accounting Standards Board Statement No. 123 ("FAS 123"), the Company's net income and basic and diluted pro forma net income per common share would have been reduced to the pro forma amounts indicated below:

                                                              YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                              1995     1996      1997
                                                             ------   -------   -------
        Net income:
          As reported......................................  $6,077   $11,893   $17,565
          Pro forma........................................   5,126     6,122     2,232
        Basic net income per common share:
          As reported......................................    0.38      0.50      0.72
          Pro forma........................................    0.31      0.26      0.09
        Diluted net income per common share:
          As reported......................................    0.28      0.47      0.68
          Pro forma........................................    0.24      0.24      0.09

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 1995, 1996 and 1997, respectively: dividend yield of 0.0% for all three years, risk-free interest rates of 6.29%, 6.03% and 6.10%, expected volatilities of 75%, 70% and 65% (0% for 1995 and 1996 options granted by Risk Data, Retek and CompReview prior to their acquisition by HNC), and expected lives of 3.5, 3.5 and 3.0 years. The fair value of the employees' purchase rights pursuant to the Purchase Plan is estimated using the Black-Scholes model with the following assumptions: dividend yield of 0.0% for all three years, risk-free interest rates of 5.66%, 5.36% and 5.32%, expected volatilities of 75%, 70% and 65%, and an expected life of 6 months for all three years. The weighted average fair value of those purchase rights granted in 1995, 1996 and 1997 was $2.75, $9.61 and $14.10, respectively.

     The fair value of each option granted under the Aptex Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 1996 and 1997: dividend yield of 0.0% for both years, risk-free interest rates of 6.42% and 6.33%, expected volatility of 90% for both years, and expected lives of 9.25 and 8.0 years. Options to purchase 704 shares and 214 shares were granted during 1996 and 1997, with weighted average exercise prices per share of $0.03 and $0.08, respectively. During 1997, options to purchase 173 shares with a weighted average exercise price of $0.03 per share were exercised. During 1997, options to purchase 58 shares with a weighted average exercise price of $0.03 per share were cancelled. The weighted average fair value per share of options granted during 1996 and 1997 was $0.03 and $0.07, respectively.

                               HNC SOFTWARE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following table summarizes information about Aptex employee stock options outstanding at December 31, 1997:

                                               OPTIONS OUTSTANDING
                                   -------------------------------------------        OPTIONS EXERCISABLE
                                                       WEIGHTED                    -------------------------
                                       NUMBER           AVERAGE       WEIGHTED         NUMBER       WEIGHTED
                                   OUTSTANDING AT      REMAINING      AVERAGE      OUTSTANDING AT   AVERAGE
             RANGE OF               DECEMBER 31,      CONTRACTUAL     EXERCISE      DECEMBER 31,    EXERCISE
          EXERCISE PRICES               1997        LIFE (IN YEARS)    PRICE            1997         PRICE
    ---------------------------    --------------   ---------------   --------     --------------   --------
    $0.03 to $0.03                       497              8.75         $ 0.03            79          $ 0.03
     0.05     0.05                        39              9.40           0.05            --              --
     0.10     0.10                       151              9.82           0.10            --              --
                                         ---                                            ---
     0.03     0.10                       687              9.03           0.05            79            0.03
                                         ===                                            ===

NOTE 10 -- CONTINGENCIES

     Various claims arising in the course of business, seeking monetary damages and other relief, are pending. The amount of the liability, if any, from such claims cannot be determined with certainty; however, in the opinion of management, the ultimate liability for such claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 11 -- SUBSEQUENT EVENTS

     On January 30, 1998, the Company signed a definitive agreement to acquire Practical Control Systems Technologies, Inc. ("PCS"), a distribution center management software vendor based in Cincinnati, Ohio, subject to the satisfaction of certain closing conditions and the approval of PCS' shareholders. If consummated, the acquisition of PCS will be accounted for under the purchase method and will not be considered a "significant" acquisition pursuant to regulations set forth by the Securities and Exchange Commission.

     On February 13, 1998, the Company adopted the 1998 Stock Option Plan (the "1998 Plan"), under which 1,000,000 shares of HNC Common Stock were reserved for issuance pursuant to nonqualified stock options. The 1998 Plan is administered by the Board of Directors of HNC or a committee appointed by the Board and provides that nonqualified stock options granted under the plan must be awarded at an exercise price of not less than 100% of the fair market value of the stock at the date of grant. Options granted under the 1998 Plan may have a term of up to ten years. No options have been granted under the 1998 Plan to date.

         SELECTED CONSOLIDATED QUARTERLY OPERATING RESULTS (UNAUDITED)

                                                        YEAR ENDED DECEMBER 31, 1997
                                          --------------------------------------------------------
                                           FIRST      SECOND       THIRD      FOURTH       TOTAL
                                          QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                                          -------     -------     -------     -------     --------
                                                               (IN THOUSANDS)
REVENUES:
As restated for pooling transactions....  $24,072     $27,593     $29,989     $32,081     $113,735
As previously reported..................   18,481      20,989      23,213          --           --
OPERATING INCOME:
As restated for pooling transactions....    5,120       6,002       6,371       5,547       23,040
As previously reported..................    3,061       3,464       4,169          --           --
NET INCOME:
As restated for pooling transactions....    4,212       4,959       5,127       3,267       17,565
As previously reported..................    2,183       2,458       2,956          --           --
PRO FORMA NET INCOME(1):
As restated for pooling transactions....  $ 3,434     $ 4,008     $ 4,286     $ 3,689     $ 15,417
As previously reported..................    2,183       2,458       2,956          --           --

                                                        YEAR ENDED DECEMBER 31, 1996
                                          --------------------------------------------------------
                                           FIRST      SECOND       THIRD      FOURTH       TOTAL
                                          QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                                          -------     -------     -------     -------     --------
                                                               (IN THOUSANDS)
REVENUES:
As restated for pooling transactions....  $13,877     $16,697     $19,115     $21,750     $ 71,439
As previously reported..................    9,899      12,556      14,603      16,775       53,833
OPERATING INCOME:
As restated for pooling transactions....      351       1,801       3,117       4,390        9,659
As previously reported..................     (627)        609       1,574       2,562        4,118
NET (LOSS) INCOME:
As restated for pooling transactions....      258       1,504       2,984       7,147       11,893
As previously reported..................     (727)        366       1,429       5,308        6,376
PRO FORMA NET (LOSS) INCOME(1):
As restated for pooling transactions....  $  (131)    $ 1,088     $ 2,363     $ 6,411     $  9,731
As previously reported..................     (727)        366       1,429       5,308        6,376

(1) Pro forma net income reflects a provision for taxes on the income of CompReview, which was a subchapter S corporation prior to its acquisition by HNC, as if CompReview had been subject to corporate income taxes as a C corporation for all periods presented.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item, which will be set forth under the captions "Proposal No. 1 Election of Directors," "Executive Officers" and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item, which will be set forth under the captions "Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item, which will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item, which will be set forth under the caption "Certain Transactions" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

        1. Financial Statements:

           The financial statements of the Company listed below and the report thereon are included in Item 8 hereof:

           Report of Independent Accountants
           Consolidated Balance Sheet as of December 31, 1996 and 1997 Consolidated Statement of Income for the years ended December 31, 1995, 1996 and 1997
           Consolidated Statement of Cash Flows for the years ended December 31, 1995, 1996 and 1997
           Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31,
            1995, 1996 and 1997
           Notes to Consolidated Financial Statements

        2. Financial Statement Schedule:

           The financial statement schedule of the Company listed below and the report thereon are included herein:

           Report of Independent Accountants on Financial Statement Schedule (See page 62.)

           Schedule II -- Valuation and Qualifying Accounts and Reserves for each of the years in the three-year period ended December 31, 1997 (See page 63.)

           All other schedules are omitted because they are not applicable or not required or because the required information is shown in the Financial Statements or notes thereto.

        3. Exhibits:

            EXHIBIT
            NUMBER                                   DESCRIPTION
           ---------  -------------------------------------------------------------------------
            2.01      Agreement and Plan of Reorganization dated as of July 19, 1996 by and among the Registrant, HNC Merger Corp. and Risk Data Corporation, as
                      amended. (Incorporated by reference to Exhibit Number 2.01 to
                      Registrant's Current Report on Form 8-K filed on September 12, 1996, as amended (the "Risk Data 8-K").)
            2.02      Agreement of Merger dated August 30, 1996 by and between HNC Merger Corp.
                      and Risk Data Corporation. (Incorporated by reference to Exhibit Number
                      2.02 to the Risk Data 8-K.)
            2.03      Exchange Agreement dated as of October 25, 1996 by and among the
                      Registrant, Retek Distribution Corporation and the shareholders of Retek
                      Distribution Corporation. (Incorporated by reference to Exhibit Number
                      2.01 to Registrant's Current Report on Form 8-K filed on December 12,
                      1996 (the "Retek 8-K").)
            2.04      Form of Option Exchange Agreement between the Registrant and each person who held outstanding options to purchase shares of Retek Distribution
                      Corporation on November 29, 1996. (Incorporated by reference to Exhibit
                      Number 2.02 to the Retek 8-K.)
            2.05      Agreement and Plan of Reorganization dated as of July 14, 1997 by and among the Registrant, FW1 Acquisition Corp., CompReview, Inc., Robert L.
                      Kaaren and Mishel E. Munnayer, a.k.a. Michael Munayyer, Trustee of the
                      Michael Munayyer Trust dated August 11, 1995. (Pursuant to Item 601(b)(2)
                      of Regulation S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request.) (Incorporated by reference to Exhibit Number 2.01 to Registrant's Current Report on
                      Form 8-K filed on December 15, 1997 (the "CompReview 8-K").)
            2.06      Agreement of Merger dated as of November 28, 1997 by and between FW1
                      Acquisition Corp. and CompReview, Inc. (Incorporated by reference to
                      Exhibit Number 2.02 to the CompReview 8-K.)
            3(i).01   Registrant's Restated Certificate of Incorporation filed with the
                      Secretary of State of Delaware on June 13, 1996. (Incorporated by
                      reference to Exhibit Number 3(i).04 to Registrant's Quarterly Report on
                      Form 10-Q for the quarter ended June 30, 1996 (the "Second Quarter 1996
                      10-Q").)
            3(ii).02  Registrant's Bylaws, as amended. (Incorporated by reference to Exhibit
                      Number 3(ii).05 to the Second Quarter 1996 10-Q.)
            4.01      Form of Specimen Certificate for Registrant's Common Stock. (Incorporated
                      by reference to Exhibit Number 4.01 to Registrant's Form S-1 Registration
                      Statement, as amended (File No. 33-91932) (the "IPO S-1").)
            4.02      Third Amended Registration Rights Agreement dated March 10, 1993, as amended. (Incorporated by reference to Exhibit Number 4.02 to the IPO
                      S-1.)
            4.03      Second Waiver and Amendment to Third Amended Registration Rights
                      Agreement. (Incorporated by reference to Exhibit Number 4.03 to
                      Registrant's Form S-1 Registration Statement, as amended (File No.
                      33-99980) (the "Second S-1").)
            4.04      Registration Rights Agreement dated as of August 30, 1996 by and among the Registrant and the former shareholders of Risk Data Corporation.
                      (Incorporated by reference to Exhibit Number 4.01 to the Risk Data 8-K.)
            4.05      Registration Rights Agreement dated as of October 25, 1996 by and among the Registrant and the former shareholders of Retek Distribution
                      Corporation. (Incorporated by reference to Exhibit Number 4.01 to the
                      Retek 8-K.)

            EXHIBIT
            NUMBER                                   DESCRIPTION
           ---------  -------------------------------------------------------------------------
            4.06      Amendment No. 1 to the Registration Rights Agreement dated as of February
                      24, 1997 by and between the Registrant and the former shareholders of
                      Retek Distribution Corporation. (Incorporated by reference to Exhibit
                      Number 4.06 to Registrant's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996 (the "1996 10-K").)
            4.07      Registration Rights Agreement dated as of November 28, 1997 by and among the Registrant and the former shareholders of CompReview, Inc.
                      (Incorporated by reference to Exhibit Number 4.01 to the CompReview 8-K.)
           10.01      Registrant's 1987 Stock Option Plan and related documents. (Incorporated by reference to Exhibit Number 10.01 to the IPO S-1.)(1)
           *10.02     Registrant's 1995 Equity Incentive Plan and related documents, as amended.(1)
           10.03      Registrant's 1995 Directors Stock Option Plan and related documents.
                      (Incorporated by reference to Exhibit Number 10.03 to the IPO S-1.)(1)
           10.04      Registrant's 1995 Employee Stock Purchase Plan and related documents.
                      (Incorporated by reference to Exhibit Number 10.04 to the IPO S-1.)(1)
           *10.05     Registrant's 1998 Stock Option Plan.(1)
           10.06      Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. (Incorporated by reference to Exhibit
                      Number 10.08 to the IPO S-1.)(1)
           10.07      Office Building Lease dated as of December 1, 1993, as amended effective
                      February 1, 1994 and June 1, 1994, between Registrant and PacCor
                      Partners. (Incorporated by reference to Exhibit Number 10.09 to the IPO
                      S-1.)
           10.08      Marketing Agreement dated as of June 24, 1993 between Registrant and
                      First Data Resources, Inc. (Incorporated by reference to Exhibit Number
                      10.11 to the IPO S-1.)(2)
           10.09      License Agreement dated as of June 24, 1993, as amended October 18, 1993,
                      September 16, 1994 and by letter amendment, with Addendum dated January
                      21, 1994, as amended February 15, 1995, between Registrant and First Data
                      Resources, Inc. (Incorporated by reference to Exhibit Number 10.12 to the
                      IPO S-1.)(2)
           10.10      Loan and Security Agreement dated as of July 11, 1997, between Registrant and Wells Fargo Bank, National Association. (Incorporated by reference to
                      Exhibit Number 10.01 to Registrant's Quarterly Report on Form 10-Q, as
                      amended, for the quarter ended June 30, 1997 (the "Second Quarter 1997
                      10-Q").)
           10.11      Office Building Lease dated as of May 30, 1997, between Retek Information
                      Systems, Inc. and Midwest Real Estate Holdings, Inc. (Incorporated by
                      reference to Exhibit Number 10.02 to the Second Quarter 1997 10-Q.)
           10.12      Office Building Lease dated as of June 17, 1996, between Registrant and
                      Williams Properties I, LLC & Williams Properties II, LLC. (Incorporated
                      by reference to Exhibit Number 10.12 to the 1996 10-K.)
           10.13      Employment Agreement dated as of September 10, 1996, by and between Aptex
                      Software Inc. and Michael A. Thiemann. (Incorporated by reference to
                      Exhibit Number 10.13 to the 1996 10-K.)(1)
           10.14      Investors' Rights Agreement dated as of September 10, 1996, by and among
                      Aptex Software Inc., HNC Software Inc. and Michael A. Thiemann.
                      (Incorporated by reference to Exhibit Number 10.14 to the 1996 10-K.)(1)

            EXHIBIT
            NUMBER                                   DESCRIPTION
           ---------  -------------------------------------------------------------------------
            10.15     Restricted Stock Purchase Agreement dated as of September 10, 1996, by and between Aptex Software Inc. and Michael Thiemann. (Incorporated by
                      reference to Exhibit Number 10.15 to the 1996 10-K.)(1)
            10.16     Aptex Software Inc.'s 1996 Equity Incentive Plan and related documents.
                      (Incorporated by reference to Exhibit Number 10.16 to the 1996 10-K.)(1)
           *21.01     List of Registrant's subsidiaries.
           *23.01     Consent of Price Waterhouse LLP, Independent Accountants.
           *24.01     Power of Attorney (See "Signatures")
           *27.01     Financial Data Schedule

---------------

 *  Filed herewith.

(1) Management contract or compensatory plan or arrangement.

(2) Confidential treatment has been granted for certain portions of this document. Such portions have been omitted from the filing and have been filed separately with the Securities and Exchange Commission.

  (b) Reports on Form 8-K

     (i) A Report on Form 8-K was filed on October 24, 1997 to report, under
         Item 5, the earnings press release for the quarter ended September 30, 1997.

     (ii) A Report on Form 8-K was filed on December 15, 1997 to report the acquisition of CompReview, Inc. (event dated November 28, 1997), under Items 2 and 7 of Form 8-K. Filed therewith were the financial statements of CompReview, Inc. as of September 30, 1997 and for the nine months ended September 30, 1996 and 1997 and as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994. Also filed therewith were pro forma consolidated combined condensed financial information at September 30, 1997 and for the nine months ended September 30, 1997 and 1996 and for the years ended December 31, 1996, 1995 and 1994 and historical and supplemental consolidated financial statements of the Company at December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 1998                   HNC SOFTWARE INC.

                                          By:     /s/ RAYMOND V. THOMAS
                                            ------------------------------------
                                                     Raymond V. Thomas
                                                 Vice President, Finance &
                                                        Administration
                                                and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                TITLE                      DATE
---------------------------------------------   ----------------------------   -------------------

             /s/ ROBERT L. NORTH                President and Chief              February 16, 1998
---------------------------------------------   Executive Officer (Principal
               Robert L. North                  Executive Officer)

            /s/ RAYMOND V. THOMAS               Vice President, Finance &        February 16, 1998
---------------------------------------------   Administration and Chief
              Raymond V. Thomas                 Financial Officer (Principal
                                                Financial Officer and
                                                Principal Accounting
                                                Officer)
           /s/ EDWARD K. CHANDLER               Director                         February 16, 1998
---------------------------------------------
             Edward K. Chandler

             /s/ OLIVER D. CURME                Director                         February 16, 1998
---------------------------------------------
               Oliver D. Curme

                                                Director                         February   , 1998
---------------------------------------------
               Thomas F. Farb

         /s/ CHARLES H. GAYLORD JR.             Director                         February 16, 1998
---------------------------------------------
           Charles H. Gaylord, Jr.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of HNC Software Inc.

Our audits of the consolidated financial statements referred to in our report dated January 29, 1998, except as to Note 11 which is as of February 13, 1998, appearing on page 36 of this Annual Report on Form 10-K of HNC Software Inc. also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

San Diego, California
January 29, 1998

                               HNC SOFTWARE INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                                   ALLOWANCE FOR        DEFERRED TAX
                                                                 DOUBTFUL ACCOUNTS     ASSET VALUATION
                                                                 AND SALES RETURNS        ALLOWANCE
                                                                 -----------------     ---------------
Balance at December 31, 1994..................................      $   514,000          $ 4,238,000
  Provision...................................................          529,000              702,000
  Write-off...................................................         (472,000)                  --
  Recovery....................................................          (18,000)          (2,223,000)
                                                                     ----------          -----------
Balance at December 31, 1995..................................          553,000            2,717,000
  Provision...................................................          279,000                   --
  Write-off...................................................          (94,000)                  --
  Recovery....................................................          (29,000)          (2,717,000)
                                                                     ----------          -----------
Balance at December 31, 1996..................................          709,000                   --
  Provision...................................................        3,171,000                   --
  Write-off...................................................         (505,000)                  --
  Recovery....................................................         (175,000)                  --
                                                                     ----------          -----------
Balance at December 31, 1997..................................      $ 3,200,000          $        --
                                                                     ==========          ===========

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                       EXHIBIT TITLE
---------  -----------------------------------------------------------------------------------
     2.01  Agreement and Plan of Reorganization dated as of July 19, 1996 by and among the
           Registrant, HNC Merger Corp. and Risk Data Corporation, as amended. (Incorporated by reference to Exhibit Number 2.01 to Registrant's Current Report on Form 8-K
           filed on September 12, 1996, as amended (the "Risk Data 8-K").)....................
     2.02  Agreement of Merger dated August 30, 1996 by and between HNC Merger Corp. and Risk
           Data Corporation. (Incorporated by reference to Exhibit Number 2.02 to the Risk
           Data 8-K.).........................................................................
     2.03  Exchange Agreement dated as of October 25, 1996 by and among the Registrant, Retek
           Distribution Corporation and the shareholders of Retek Distribution Corporation.
           (Incorporated by reference to Exhibit Number 2.01 to Registrant's Current Report on
           Form 8-K filed on December 12, 1996 (the "Retek 8-K").)............................
     2.04  Form of Option Exchange Agreement between the Registrant and each person who held outstanding options to purchase shares of Retek Distribution Corporation on
           November 29, 1996. (Incorporated by reference to Exhibit Number 2.02 to the Retek
           8-K.)..............................................................................
     2.05  Agreement and Plan of Reorganization dated as of July 14, 1997 by and among the
           Registrant, FW1 Acquisition Corp., CompReview, Inc., Robert L. Kaaren and Mishel E.
           Munnayer, a.k.a. Michael Munayyer, Trustee of the Michael Munayyer Trust dated
           August 11, 1995. (Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request.) (Incorporated by reference to Exhibit Number 2.01 to Registrant's Current
           Report on Form 8-K filed on December 15, 1997 (the "CompReview 8-K").).............
     2.06  Agreement of Merger dated as of November 28, 1997 by and between FW1 Acquisition
           Corp. and CompReview, Inc. (Incorporated by reference to Exhibit Number 2.02 to the
           CompReview 8-K.)...................................................................
  3(i).01  Registrant's Restated Certificate of Incorporation filed with the Secretary of
           State of Delaware on June 13, 1996. (Incorporated by reference to Exhibit Number
           3(i).04 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June
           30, 1996 (the "Second Quarter 1996 10-Q").)........................................
 3(ii).02  Registrant's Bylaws, as amended. (Incorporated by reference to Exhibit Number
           3(ii).05 to the Second Quarter 1996 10-Q.).........................................
     4.01  Form of Specimen Certificate for Registrant's Common Stock. (Incorporated by
           reference to Exhibit Number 4.01 to Registrant's Form S-1 Registration Statement,
           as amended (File No. 33-91932) (the "IPO S-1").)...................................
     4.02  Third Amended Registration Rights Agreement dated March 10, 1993, as amended.
           (Incorporated by reference to Exhibit Number 4.02 to the IPO S-1.).................
     4.03  Second Waiver and Amendment to Third Amended Registration Rights Agreement.
           (Incorporated by reference to Exhibit Number 4.03 to Registrant's Form S-1
           Registration Statement, as amended (File No. 33-99980) (the "Second S-1").)........
     4.04  Registration Rights Agreement dated as of August 30, 1996 by and among the
           Registrant and the former shareholders of Risk Data Corporation. (Incorporated by reference to Exhibit Number 4.01 to the Risk Data 8-K.)............................
     4.05  Registration Rights Agreement dated as of October 25, 1996 by and among the
           Registrant and the former shareholders of Retek Distribution Corporation.
           (Incorporated by reference to Exhibit Number 4.01 to the Retek 8-K.)...............
     4.06  Amendment No. 1 to the Registration Rights Agreement dated as of February 24, 1997 by and between the Registrant and the former shareholders of Retek Distribution
           Corporation. (Incorporated by reference to Exhibit Number 4.06 to Registrant's
           Annual Report on Form 10-K, as amended, for the year ended December 31, 1996 (the
           "1996 10-K").).....................................................................
     4.07  Registration Rights Agreement dated as of November 28, 1997 by and among the
           Registrant and the former shareholders of CompReview, Inc. (Incorporated by reference to Exhibit Number 4.01 to the CompReview 8-K.)...........................
    10.01  Registrant's 1987 Stock Option Plan and related documents. (Incorporated by reference to Exhibit Number 10.01 to the IPO S-1.)(1)..............................
   *10.02  Registrant's 1995 Equity Incentive Plan and related documents, as amended.(1)......
    10.03  Registrant's 1995 Directors Stock Option Plan and related documents. (Incorporated by reference to Exhibit Number 10.03 to the IPO S-1.)(1)...........................

 EXHIBIT
 NUMBER                                       EXHIBIT TITLE
---------  -----------------------------------------------------------------------------------
    10.04  Registrant's 1995 Employee Stock Purchase Plan and related documents. (Incorporated by reference to Exhibit Number 10.04 to the IPO S-1.)(1)...........................
   *10.05  Registrant's 1998 Stock Option Plan.(1)............................................
    10.06  Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. (Incorporated by reference to Exhibit Number 10.08 to the
           IPO S-1.)(1).......................................................................
    10.07  Office Building Lease dated as of December 1, 1993, as amended effective February
           1, 1994 and June 1, 1994, between Registrant and PacCor Partners. (Incorporated by reference to Exhibit Number 10.09 to the IPO S-1.).................................
    10.08  Marketing Agreement dated as of June 24, 1993 between Registrant and First Data
           Resources, Inc. (Incorporated by reference to Exhibit Number 10.11 to the IPO
           S-1.)(2)...........................................................................
    10.09  License Agreement dated as of June 24, 1993, as amended October 18, 1993, September
           16, 1994 and by letter amendment, with Addendum dated January 21, 1994, as amended
           February 15, 1995, between Registrant and First Data Resources, Inc. (Incorporated
           by reference to Exhibit Number 10.12 to the IPO S-1.)(2)...........................
    10.10  Loan and Security Agreement dated as of July 11, 1997, between Registrant and Wells
           Fargo Bank, National Association. (Incorporated by reference to Exhibit Number
           10.01 to Registrant's Quarterly Report on Form 10-Q, as amended, for the quarter ended June 30, 1997 (the "Second Quarter 1997 10-Q"))..............................
    10.11  Office Building Lease dated as of May 30, 1997, between Retek Information Systems,
           Inc. and Midwest Real Estate Holdings, Inc. (Incorporated by reference to Exhibit
           Number 10.02 to the Second Quarter 1997 10-Q.).....................................
    10.12  Office Building Lease dated as of June 17, 1996, between Registrant and Williams
           Properties I, LLC & Williams Properties II, LLC. (Incorporated by reference to
           Exhibit Number 10.12 to the 1996 10-K.)............................................
    10.13  Employment Agreement dated as of September 10, 1996, by and between Aptex Software
           Inc. and Michael A. Thiemann. (Incorporated by reference to Exhibit Number 10.13 to the 1996 10-K.)(1).................................................................
    10.14  Investors' Rights Agreement dated as of September 10, 1996, by and among Aptex
           Software Inc., HNC Software Inc. and Michael A. Thiemann. (Incorporated by
           reference to Exhibit Number 10.14 to the 1996 10-K.)(1)............................
    10.15  Restricted Stock Purchase Agreement dated as of September 10, 1996, by and between
           Aptex Software Inc. and Michael Thiemann. (Incorporated by reference to Exhibit
           Number 10.15 to the 1996 10-K.)(1).................................................
    10.16  Aptex Software Inc.'s 1996 Equity Incentive Plan and related documents.
           (Incorporated by reference to Exhibit Number 10.16 to the 1996 10-K.)(1)...........
   *21.01  List of Registrant's subsidiaries..................................................
   *23.01  Consent of Price Waterhouse LLP, Independent Accountants*..........................
   *24.01  Power of Attorney (See "Signatures")...............................................
   *27.01  Financial Data Schedule............................................................

---------------

 *  Filed herewith.

(1) Management contract or compensatory plan or arrangement.

(2) Confidential treatment has been granted for certain portions of this document. Such portions have been omitted from the filing and have been filed separately with the Securities and Exchange Commission.