Form 10-K/A
period 1997-12-31
HNC SOFTWARE INC/DE
filed 1998-02-26
CIK 945093

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                 FORM 10-K/A-1


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

                               TABLE OF CONTENTS


                                                                                                 PAGE NO.
                                                                                                 --------
PART I
Item 1.     Business...........................................................................    3
Item 2.     Properties.........................................................................   24
Item 3.     Legal Proceedings..................................................................   24
Item 4.     Submission of Matters to a Vote of Security Holders................................   24

PART II
Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters..........   24
Item 6.     Selected Financial Data............................................................   25
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations.........................................................................   27
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.........................   34
Item 8.     Financial Statements and Supplementary Data........................................   35
Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial
            Disclosure.........................................................................   56

PART III
Item 10.    Directors and Executive Officers of the Registrant.................................   56
Item 11.    Executive Compensation.............................................................   57
Item 12.    Security Ownership of Certain Beneficial Owners And Management.....................   57
Item 13.    Certain Relationships and Related Transactions.....................................   57

PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports On Form 8-K....................   57



ProfitMax(R) is a registered trademark of the Company. CRLink(TM), CompCompare(TM), ProviderCompare(TM), PMA Advisor(TM), VeriComp(TM), MIRA(TM), Falcon(TM), Falcon Export(TM), Falcon Select(TM), Falcon Debit(TM), Falcon Retail(TM ), Falcon Sentry(TM), Eagle(TM), Capstone(TM), Capstone for Payment Cards(TM), Capstone for Consumer Lending(TM), Capstone for Mortgage Lending(TM), ProfitMax Bankruptcy(TM), AREAS(TM), Retek Merchandising System(TM), Retek Data Warehouse(TM), Active Retail Intelligence(TM), Retek Demand Forecasting(TM), Falcon Retail(TM), MatchPlus(TM), SelectCast(TM), SelectResponse(TM) and SelectResource(TM) are trademarks of the Company. All other trademarks or trade names referred to in this Report are the property of their respective owners.


The latest news and information about the Company can be found on the HNC Software World Wide Web site: http://www.hncs.com and can also be accessed by calling our Stockholder Information Line at 1-800-396-8052.


The Company was founded in 1986 under the laws of California and was reincorporated in June 1995 under the laws of Delaware. The Company's principal executive offices are located at 5930 Cornerstone Court West, San Diego, California 92121-3728, and its telephone number is (619) 546-8877. In this Report, the terms "HNC," the "Company" and the "Registrant" each refer to HNC Software Inc., a Delaware corporation, and its consolidated subsidiaries unless the context otherwise requires.



                                  RISK FACTORS



    This Report (including without limitation the following Risk Factors) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.



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


     Core predictive software technology. The Company's software includes a variety of computational intelligence technologies such as proprietary neural-network predictive decision engines, profiles, traditional statistical modeling, business models, expert rules and context vectors, that can be customized to specific business applications. Neural networks can be adapted to changing environments and applications quickly and have proven to be accurate and effective in real-time operating environments. The Company's decision engine also includes a user-defined rule-based technology. The neural networks and rulebases are delivered through software that allows the Company's products to adapt to many customer-specific business needs without extensive custom programming. Adaptable functions include workflow queuing management, policy and procedure guidelines, input data modification, flexible graphical user interface ("GUI") display, decision criteria and report formats.


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


     Transaction-based, real-time decision capability. HNC's software can operate in real time, providing an immediate, situation-specific response to each customer transaction. For example, the Falcon system for credit/debit card fraud detection can monitor millions of transactions each day, identify fraudulent transactions in progress and permit the card issuing bank to withhold an authorization before the perpetrator completes a purchase. The Falcon system differs from traditional modeling implementations, which operate in a batch or off-line mode on a collection of historical transactions.


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


     Maintain and strengthen HNC's position at the core of its customers' applications infrastructure. Customers rely heavily on HNC's predictive software solutions to anticipate and react to rapidly changing business conditions. The Company's core computational intelligence technology serves as a platform upon which service businesses can deploy and combine the Company's products to manage and respond to operational and transactional data in real time. Therefore, HNC attempts to establish a strong position within the applications infrastructure of its customers. For example, the Company's first predictive solution product, Falcon, is a credit/debit card fraud detection system for monitoring individual credit card accounts. By adapting the core technology developed for Falcon, the Company later introduced ProfitMax, a transaction-based, real-time credit authorization system that manages the profitability of credit card portfolios. The Company believes that the opportunity exists for similar penetration within each of its core vertical markets, including opportunities such as retail banking within the financial services industry. As another example, the Company's context vectoring technology could profile visitors to a financial institution's Web site and send proactive direct e-mails regarding financial products.



     Leverage core predictive technologies to enter new market segments. Historically, the Company has applied its core predictive technology to the domain knowledge of companies it has acquired to introduce new products. For example, in August 1996, HNC acquired Risk Data Corporation ("Risk Data"), a developer of decision systems in the workers' compensation industry. By combining Risk Data's industry expertise with HNC's fraud detection technology, HNC is developing a VeriComp module that applies predictive technology to employer fraud in the workers' compensation industry. In addition, the Company is evaluating opportunities in other data-intensive industries, such as telecommunications, where predictive software may have the ability to improve business performance and profitability.


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


     Growth through acquisitions. The Company acquired Risk Data, Retek Distribution Corporation, now known as Retek Information Systems ("Retek") and CompReview, Inc. ("CompReview") in 1996 and 1997, thereby significantly expanding its product offerings in its target markets. On January 30, 1998, the Company signed a definitive agreement to acquire Practical Control Systems Technologies, Inc. ("PCS"), a distribution center management software vendor based in Cincinnati, Ohio, subject to the satisfaction of certain closing conditions and the approval of PCS' shareholders. The Company expects to continue to review acquisitions of businesses, products and technologies as a means to expand its product offerings for existing and new target markets.

MARKETS AND PRODUCTS


     HNC has a broad family of predictive software products that provide specific solutions for each of the healthcare/insurance, financial services and retail markets. Revenues from each of the Company's three target markets accounted for more than one-quarter of the Company's total revenues in 1997. Revenues from three products, CRLink, Retek Merchandising System and Falcon, accounted for 57.9% of the Company's total revenues in 1997. See "Risk
Factors -- Product Concentration."


  Healthcare/Insurance


     HNC offers and is developing products in the healthcare/insurance market. These products are targeted to insurance carriers, insurance providers, managed care organizations, state insurance funds, third-party administrators and large, self-insured employers. HNC has developed predictive software solutions that address the containment of the medical costs of workers' compensation and automobile accident insurance claims, workers' compensation loss reserving, workers' compensation fraud, managed care effectiveness and provider effectiveness. These solutions, CRLink, MIRA, CompCompare, ProviderCompare, PMAdvisor and VeriComp, allow users the ability to reduce fraud losses and streamline operations.


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


     The Company has licensed First Data Resources, Inc. ("First Data") and EDS to act as service bureaus to provide an alternate channel of distribution for end-users to utilize the Falcon product to process credit card receipts for banks and other credit card issuers. The Company generally assists its service bureau partners in the sales effort, often employing the Company's direct sales force in the process. Company sales representatives earn a commission for service bureau sales in their territory. These service bureaus pay the Company monthly usage fees based on the volume of transactions processed for such credit card issuers. Product licenses to First Data, the largest provider of credit card charge receipt processing services to banks, accounted for 8.7%, 8.6% and 7.6% of the Company's total revenues in 1995, 1996 and 1997, respectively. The Company has licensed First Data to provide its customers with access to the Company's ProfitMax product pursuant to a license agreement entered into in January 1996 (the "ProfitMax Contract"). The Company's revenues under the ProfitMax Contract represented approximately one-quarter of the Company's revenues from First Data in 1997. In late January 1998, First Data asserted that certain restrictive covenants under the ProfitMax Contract violated certain intellectual property laws. First Data also asserted that the existence of such restrictions made the ProfitMax Contract at least temporarily unenforceable and that First Data is therefore not obligated to pay the Company license fees due under the ProfitMax Contract. The Company disputed First Data's claim, released and waived the above-mentioned restrictive covenants in the ProfitMax Contract and gave First Data written notice that the Company intended to terminate the ProfitMax Contract pursuant to its terms unless First Data cured its failure to pay the delinquent license fees in a timely manner. Currently, First Data and the Company are working to resolve their dispute regarding the ProfitMax Contract by negotiating a new agreement. First Data has resumed making license fee payments on a delayed basis, and HNC has agreed to extend the date for First Data to pay past due license fees until mid-April 1998. Although HNC expects to reach a new agreement with First Data that will resolve the pending dispute, there can be no assurance that such an agreement will be reached or that the terms of such an agreement would be as favorable to HNC as its existing contractual arrangements with First Data. If no such agreement can be reached and First Data maintains its current position, it is possible that litigation or arbitration could ensue, which would likely result in a loss of anticipated revenue to the Company under the ProfitMax Contract and possibly other agreements between the Company and First Data, which could have a material adverse effect on the Company's business, financial condition and results of operation.


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


     POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company's revenues and operating results have varied significantly in the past and may do so in the future. Because the Company's expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent, the Company may be unable to adjust its spending in time to compensate for any unexpected revenue shortfall. Factors affecting operating results include market acceptance of the Company's products; the relatively large size and small number of customer orders that may be received during a given period; customer cancellation of long-term contracts yielding recurring revenues or customers' ceasing their use of Company products for which the Company's fees are usage based; the length of the Company's sales cycle; the Company's ability to develop, introduce and market new products and product enhancements; the timing of new product announcements and introductions by the Company and its competitors; changes in the mix of distribution channels; changes in the level of operating expenses; the Company's ability to achieve progress on percentage-of-completion contracts; the Company's success in completing certain pilot installations for contracted fees; competitive conditions in the industry; domestic and international economic conditions; and market conditions in the Company's targeted markets. In addition, as a result of recently issued guidance on software revenue recognition, license agreements entered into during a quarter may not meet the Company's revenue recognition criteria. Therefore, even if the Company meets or exceeds its forecast of aggregate licensing and other contracting activity, it is possible that the Company's revenues would not meet expectations. Furthermore, the Company's operating results may be affected by factors unique to certain of its product lines. For example, the Company derives a substantial and increasing portion of its revenues from its retail products, which are generally priced as "perpetual" license transactions in which the Company receives a one-time license fee. The Company recognizes these fees as revenue upon delivery of the software and acceptance by the customer. Thus, failure to complete a perpetual license transaction during a fiscal quarter would have a disproportionate adverse impact on the Company's operating results for that quarter.


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


     DEPENDENCE ON DATA. The development, installation and support of the Company's credit card fraud control and profitability management, loan underwriting, home valuation and certain healthcare/insurance products require periodic model updates. The Company must develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update its models. For example, in the electronic payments market, the data required by the Company are collected privately and maintained in proprietary databases. As a result, the Company and its Falcon and ProfitMax customers enter into agreements pursuant to which customers agree to provide the data that the Company requires to analyze transactions, report results and build new fraud detection and profitability models. For its AREAS home valuation product, the Company obtains data from commercial databases on available terms and conditions. Many of the Company's healthcare/insurance products use historical workers' compensation claims data obtained from customers. CRLink also uses data from state workers' compensation fee schedules adopted by state regulatory agencies, and certain third parties have asserted copyright interests in such data. In most cases, such data must be periodically updated and refreshed to enable the Company's predictive software products to continue to work effectively. In addition, the development of new and enhanced products also depends to a significant extent on the availability of sufficient amounts of statistically relevant data to enable the Company to develop models. For example, to expand the geographic coverage of its AREAS product, the Company would be required to develop or obtain data on home sales in each county for which AREAS is marketed. There can be no assurance that the Company will be able to continue to obtain adequate amounts of statistically relevant data on a timely basis, in the required formats or on reasonable terms and conditions, whether from customers or commercial suppliers. Any such failure by the Company to obtain required data when it is needed, for a reasonable price and on reasonable terms, could have a significant negative impact on existing product performance, new product development and product pricing which could in turn have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Customer Service and Support."



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



     CUSTOMER CONCENTRATION. Product licenses to First Data, the largest provider of credit card charge receipt processing services to banks, accounted for 8.7%, 8.6% and 7.6% of the Company's total revenues in 1995, 1996 and 1997, respectively. The Company has licensed First Data to provide its customers with access to the Company's ProfitMax product pursuant to the ProfitMax Contract entered into in January 1996. The

Company's revenues under the ProfitMax Contract represented approximately one-quarter of the Company's revenues from First Data in 1997. In late January 1998, First Data asserted that certain restrictive covenants under the ProfitMax Contract violated certain intellectual property laws. First Data also asserted that the existence of such restrictions made the ProfitMax Contract at least temporarily unenforceable and that First Data is therefore not obligated to pay the Company license fees due under the ProfitMax Contract. The Company disputed First Data's claim, released and waived the above-mentioned restrictive covenants in the ProfitMax Contract and gave First Data written notice that the Company intended to terminate the ProfitMax Contract pursuant to its terms unless First Data cured its failure to pay the delinquent license fees in a timely manner. Currently, First Data and the Company are working to resolve their dispute regarding the ProfitMax Contract by negotiating a new agreement; however, there can be no assurance that such an agreement will be reached or that the terms of such an agreement would be as favorable to HNC as its existing contractual arrangements with First Data. If no such agreement can be reached and First Data maintains its current position, it is possible that litigation or arbitration could ensue, which would likely result in a loss of anticipated revenue to the Company under the ProfitMax Contract and possibly other agreements between the Company and First Data, which could have a material adverse effect on the Company's business, financial condition and results of operation. See "Business -- Sales and Marketing."


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



     INFRINGEMENT OF PROPRIETARY RIGHTS. In the past, the Company has received communications from third parties asserting that Company trademarks infringed such other parties' trademarks, none of which has resulted in litigation or losses to the Company. Given the Company's ongoing efforts to develop and market new technologies and products, the Company may receive communications from third parties asserting that the Company's products infringe, or may infringe, their intellectual property rights. If as a result of any such claims the Company were precluded from using certain technologies or intellectual property rights, licenses to such disputed third-party technology or intellectual property rights might not be available on reasonable commercial terms, if at all. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation, either as plaintiff or defendant, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks, whether or not such litigation is resolved in favor of the Company. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology, and the court might invalidate the Company's patents, trademarks or other proprietary rights. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business, financial condition and results of operations would be materially and adversely affected. As the number of software products increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend and could materially and adversely affect the Company's business, financial condition and results of operations. See "Business -- Intellectual Property and Other Proprietary Rights."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     A Special Meeting of Stockholders was held on November 25, 1997 to approve two proposals: (1) a proposal to approve the issuance by the Company of shares of HNC Common Stock and options to purchase HNC Common Stock to the stockholders and optionholders, respectively, of CompReview; and (2) a proposal to approve an amendment to the Company's 1995 Equity Incentive Plan increasing the number of shares of the Company's Common Stock reserved for issuance thereunder by 750,000 shares. The proposals passed by the following vote:


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

ITEM  6. SELECTED FINANCIAL DATA


     The selected consolidated financial data as of December 31, 1996 and 1997 and for each of the years in the three-year period ended December 31, 1997 have been derived from HNC's audited Consolidated Financial Statements included elsewhere in this Report. The selected consolidated financial data as of December 31, 1994 and 1995 and for the year ended December 31, 1994 have been derived from separate audited financial statements for HNC and CompReview not included herein. The selected consolidated financial data as of and for the year ended December 31, 1993 have been derived from separate financial data for HNC and CompReview not included herein. The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial

Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this Report.

                                                                             YEAR ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                           1995        1996        1997
                                                                         --------     -------     -------
                                                                              (IN THOUSANDS, EXCEPT
                                                                                 PER SHARE DATA)
STATEMENT OF INCOME DATA(1):
Revenues:
  License and maintenance..............................................  $ 24,561     $48,890     $89,643
  Installation and implementation......................................     4,648       6,691      10,702
  Contracts and other..................................................     9,146      11,128       7,772
  Service bureau.......................................................     5,349       4,730       5,618
                                                                         --------     -------     -------
         Total revenues................................................    43,704      71,439     113,735
                                                                         --------     -------     -------
Operating expenses:
  License and maintenance..............................................     7,903      13,725      19,937
  Installation and implementation......................................     1,425       2,714       5,174
  Contracts and other..................................................     6,894       7,694       5,438
  Service bureau.......................................................     3,025       3,365       4,320
  Research and development.............................................     6,998      13,808      21,151
  Sales and marketing..................................................     7,276      11,923      22,049
  General and administrative...........................................     5,101       8,551      12,626
                                                                         --------     -------     -------
         Total operating expenses......................................    38,622      61,780      90,695
                                                                         --------     -------     -------
Operating income.......................................................     5,082       9,659      23,040
Interest and other income..............................................       912       2,178       2,003
Interest expense.......................................................      (428)       (478)        (81)
Minority interest in income of consolidated subsidiary.................        --          --         (43)
                                                                         --------     -------     -------
         Income before income tax (benefit) provision..................     5,566      11,359      24,919
Income tax (benefit) provision.........................................      (511)       (534)      7,354
                                                                         --------     -------     -------
         Net income....................................................  $  6,077     $11,893     $17,565
                                                                         ========     =======     =======
Earnings per share:
  Basic net income per common share(2).................................  $   0.38     $  0.50     $  0.72
                                                                         ========     =======     =======
  Diluted net income per common share(2)...............................  $   0.28     $  0.47     $  0.68
                                                                         ========     =======     =======
Unaudited pro forma data(3):
  Income before income tax provision...................................  $  5,566     $11,359     $24,919
  Income tax provision.................................................     1,032       1,628       9,502
                                                                         --------     -------     -------
         Net income....................................................  $  4,534     $ 9,731     $15,417
                                                                         ========     =======     =======
  Basic pro forma net income per common share(3).......................                           $  0.64
                                                                                                  =======
  Diluted pro forma net income per common share(3).....................                           $  0.60
                                                                                                  =======
Shares used in computing basic net income per common share and
  unaudited basic pro forma net income per common share................    15,195      23,552      24,275
                                                                         ========     =======     =======
Shares used in computing diluted net income per common share and
  unaudited diluted pro forma net income per common share..............    21,510      25,363      25,681
                                                                         ========     =======     =======

                                                                        YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------
                                                             1993      1994      1995      1996       1997
                                                            -------   -------   -------   -------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
ADDITIONAL STATEMENT OF INCOME DATA:(1)
    Total revenues........................................  $16,167   $29,838   $43,704   $71,439   $113,735
    Operating income......................................    1,034     2,881     5,082     9,659     23,040
    Net income............................................      875     3,142     6,077    11,893     17,565
    Basic net income per common share(2)..................     0.02      0.28      0.38      0.50       0.72
    Diluted net income per common share(2)................     0.02      0.17      0.28      0.47       0.68
    Pro forma net income(3)...............................      641     2,137     4,534     9,731     15,417
    Basic pro forma net income per common share(3)........                                              0.64
    Diluted pro forma net income per common share(3)......                                              0.60
    Shares used in computing unaudited basic net income
      per common share and basic pro forma net income per
      common share........................................    8,591     8,642    15,195    23,552     24,275
    Shares used in computing unaudited diluted net income
      per common share and diluted pro forma net income
      per common share....................................    9,289    18,142    21,510    25,363     25,681


                                                                              DECEMBER 31,
                                                            ------------------------------------------------
                                                             1993      1994      1995      1996       1997
                                                            -------   -------   -------   -------   --------
                                                            (IN THOUSANDS)
BALANCE SHEET DATA:
    Cash, cash equivalents and investments available for
      sale................................................  $ 4,679   $ 7,827   $44,975   $34,849   $ 42,946
    Total assets..........................................   10,944    20,663    63,113    98,293    119,877
    Long-term obligations, less current portion...........      367       917     1,373       264         63
    Mandatorily redeemable convertible preferred stock....   12,452    13,169        --        --         --


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

     Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed in "Risk Factors" in Item 1 above as well as those discussed elsewhere in this Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, which attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, results of operations and prospects.


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


     The Company markets most of its predictive software solutions as an ongoing service that includes software licenses, decision model updates, application consulting and on-line or on-site support and maintenance. The Company's pricing for the CRLink, Falcon, MIRA, ProfitMax, AREAS, PMAdvisor, CompCompare and ProviderCompare products typically includes an annual or monthly usage fee and a one to seven year contract commitment. In 1995, 1996 and 1997, annual license and maintenance revenues from these contracts represented 61.2%, 56.1% and 55.2% of the Company's total revenues, respectively.


     The Company's revenues and operating results have varied significantly in the past and may do so in the future. Because the Company's expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent, the Company may be unable to adjust its spending in time to compensate for any unexpected revenue shortfall. Factors affecting operating results include market acceptance of the Company's products; the relatively large size and small number of customer orders that may be received during a given period; customer cancellation of long-term contracts yielding recurring revenues or customers' ceasing their use of Company products for which the Company's fees are usage based; the length of the Company's sales cycle; the Company's ability to develop, introduce and market new products and product enhancements; the timing of new product announcements and introductions by the Company and its competitors; changes in the mix of distribution channels; changes in the level of operating expenses; the Company's ability to achieve progress on percentage-of-completion contracts; the Company's success in completing certain pilot installations for contracted fees; competitive conditions in the industry; domestic and international economic conditions; and market conditions in the Company's targeted markets. In addition, as a result of recently issued guidance on software revenue recognition, license agreements entered into during a quarter may not meet the Company's revenue recognition criteria. Therefore, even if the Company meets or exceeds its forecast of aggregate licensing and other contracting activity, it is possible that the Company's revenues would not meet expectations. Furthermore, the Company's operating results may be affected by factors unique to certain of its product lines. For example, the Company derives a substantial and increasing portion of its revenues from its retail products, which are generally priced as "perpetual" license transactions in which the Company receives a one-time license fee. The Company recognizes these fees as revenue upon delivery of the software and acceptance by the customer. Thus, failure to complete a perpetual license transaction during a fiscal quarter could have a disproportionate adverse impact on the Company's operating results for that quarter.



     The Company expects fluctuations in its operating results to continue for the foreseeable future. Accordingly, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. The Company may not be able to maintain profitability on a quarterly or annual basis in the future. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In that event, the price of the Company's Common Stock would likely be materially adversely affected.


RESULTS OF OPERATIONS

     The Company's statements of income for all periods presented give retroactive effect to the acquisitions of Risk Data, Retek and CompReview in August 1996, November 1996 and November 1997, respectively, each of which was accounted for as a pooling of interests.

  Total Revenues


     The Company's revenues are comprised of license and maintenance revenues, installation and implementation revenues, contracts and other revenues and service bureau revenues. Total revenues increased by 63.5% to $71.4 million in 1996 and by 59.2% to $113.7 million in 1997. International operations and export sales represented 12.6%, 17.7% and 16.8% of total revenues in 1995, 1996 and 1997, respectively. The retail product line currently has more sales in international markets than the healthcare/insurance and financial services product lines combined. The Company believes that international sales represent a significant opportunity for revenue growth and expects international sales to increase as a percent of total revenue.


          License and Maintenance Revenues. The Company's license and maintenance revenues are derived from annual license fees, monthly license fees, perpetual license fees and annual maintenance fees. The Company typically licenses many of its products for an annual or monthly usage fee under long-term contracts that include software licenses, decision model updates, application consulting, and on-line or on-site support and maintenance. The Company's revenue from periodic software license and maintenance agreements is generally recognized ratably over the respective license or agreement periods. Revenue from certain short-term periodic software license and maintenance agreements with guaranteed minimum license fees is recognized as related services are performed. Transactional fees are recognized as revenue based on system usage or when fees based on system usage exceed the monthly minimum license fees. Revenue from perpetual licenses of the Company's software for which there are no significant continuing obligations and collection of the related receivables is probable is recognized on delivery of the software and acceptance by the customer. Recently issued guidance on software revenue recognition could lead to unanticipated changes in the Company's revenue recognition practices. See "Risk
     Factors -- Potential Fluctuations in Operating Results" and "New Accounting Pronouncements."



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


          License and Maintenance Gross Margin. License and maintenance costs primarily represent the Company's expenses for personnel engaged in customer support, travel to customer sites and documentation materials. The Company's gross margin on license and maintenance revenues was 67.8%, 71.9% and 77.8% in 1995, 1996 and 1997, respectively. In 1996, the improvement in gross margin was the result of the Company's ability to move from price discounts for early adopters of its products to full pricing for products sold to subsequent customers as well as a higher volume of international licenses, which generate relatively higher margins than domestic operations due, in part, to lower overhead expenses as a result of less corporate infrastructure. Gross margin improved in 1997 due primarily to license fees increasing at a higher rate than the costs associated with providing these licenses. This increase was primarily attributable to increased pricing producing higher margins in the retail and healthcare/insurance markets.



          Installation and Implementation Gross Margin. Installation and implementation costs consist primarily of personnel-related costs, travel and equipment. The Company's gross margin on installation and implementation revenues was 69.3%, 59.4% and 51.7% in 1995, 1996 and 1997, respectively. In 1996, the decrease in the gross margin was due primarily to new installations of Retek Data Forecasting, which have substantially lower margins than installations of Falcon products, which represented a majority of installations in 1995. Gross margin decreased in 1997 due primarily to an increase in Capstone implementations, which have substantially lower margins than implementations of Falcon products.


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


          Service Bureau Gross Margin. Service bureau costs consist primarily of the personnel and facilities costs of operating the service bureaus. The Company's gross margin on service bureau revenues was 43.4%, 28.9% and 23.1% in 1995, 1996 and 1997, respectively. The decrease in 1996 was a result of the loss of a customer in early 1996 for which the Company was able to recognize higher than usual margins during 1995. The decrease in 1997 was attributable to an increase in fixed costs and in labor costs required to support the service bureau business that outpaced the increase in revenue. This was the result of a more static customer base and higher fixed costs associated with the infrastructure necessary to run the service bureau operation.

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


          General and Administrative Expenses. General and administrative expenses consist primarily of personnel costs for finance, contract administration, human resources and general management, as well as acquisition, insurance and professional services expenses. General and administrative expenses increased from $5.1 million in 1995 to $8.6 million in 1996 and to $12.6 million in 1997, representing 11.7%, 10.3% and 9.8% of total revenues, respectively. General and administrative expenses included $1.2 million of acquisition expenses related to the acquisitions of Risk Data and Retek in 1996 and $1.4 million of acquisition expenses primarily related to the acquisition of CompReview in 1997. Excluding acquisition expenses, general and administrative expenses were $5.1 million, $7.4 million and $11.2 million in 1995, 1996 and 1997, respectively. The primary reason for these increases in absolute dollars was increased staffing to support the Company's growth and additional expenses associated with being a public company.


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


     The 1997 income tax provision of $7.4 million, or 29.5% of pre-tax income, was lower than 1997 taxes at statutory rates primarily as a result of CompReview's subchapter S corporation status prior to the acquisition, which resulted in most of CompReview's tax liability being borne by its former stockholders. As of the date of the acquisition, CompReview's tax status was changed to C corporation. In the future, the Company expects that the effective tax rate will be reflective of the tax rate of other California-based companies.


LIQUIDITY AND CAPITAL RESOURCES


     The $21.0 million of net cash provided by operating activities in 1997 represented net income before depreciation and amortization of approximately $22.4 million, further increased by a decrease in deferred income taxes of $6.9 million and offset by an increase in accounts receivable of $11.1 million. Net cash used in investing activities was $7.7 million in 1997 primarily due to $9.6 million expended for property and equipment during 1997, including $6.0 million for computer equipment to support the increased staffing across the Company, and $1.9 million for furniture and fixtures primarily related to the relocation of the Company's Minneapolis facility, offset by approximately $1.9 million of proceeds from sales and maturities of investments available for sale net of purchases of such investments. Net cash used in financing activities was $3.2 million in 1997 primarily due to $6.8 million in distributions to the former CompReview stockholders offset by $4.0 million in net proceeds from issuances of common stock.



     As of December 31, 1997, the Company had $42.9 million in cash, cash equivalents and investments. The Company believes that its current cash, cash equivalents and investments available for sale balances, borrowings under its credit facility and net cash provided by operating activities, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. A portion of the Company's cash could be used to repurchase shares of the Company's Common Stock from time to time in the open market. Management intends to invest the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities. A portion of the Company's cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies or data. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products, technologies or data. The Company has no present understandings, commitments or agreements with respect to any material acquisition of businesses, products, technologies or data.

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


     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition," which the Company is required to adopt for agreements entered into with customers beginning in 1998. This statement provides guidance for software revenue recognition matters primarily from a conceptual level and does not include specific implementation guidance. Based on its reading and interpretation of SOP 97-2, the Company believes that the adoption of SOP 97-2 will not have a significant impact on its financial statements; however, detailed implementation guidelines for this standard have not yet been issued. Once issued, such detailed implementation guidance could lead to unanticipated changes in the Company's current revenue recognition practices, and such changes could be material to the Company's financial statements.


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
                                                 ====    =====    ======     ===    ======     ===    =======        =====


                                                   FOREIGN     (ACCUMULATED
                                                  CURRENCY       DEFICIT)         TOTAL
                                                 TRANSLATION     RETAINED     STOCKHOLDERS'
                                                 ADJUSTMENT      EARNINGS        EQUITY
                                                 -----------   ------------   -------------
                                                <
BALANCE AT DECEMBER 31, 1994...................     $  --        $(10,149)      $     841
Common stock options exercised.................                                        85
Accretion of dividends.........................                                      (348)
Issuance of common stock in initial public
 offering, net of issuance costs...............                                    14,331
Conversion of convertible preferred stock into
 common stock..................................                     2,892          13,518
Issuance of common stock in follow-on public
 offering, net of issuance costs...............                                    19,186
Issuance of common stock at inception of Retek
 (Note 1)......................................                                        --
Tax benefit from stock option transactions.....                                       800
Unrealized gain on investments.................                                        92
Stock warrant exercised........................                                       124
Distributions to CompReview stockholders.......                    (3,845)         (3,845)
Net income.....................................                     6,077           6,077
                                                    -----        --------        --------
BALANCE AT DECEMBER 31, 1995...................        --          (5,025)         50,861
Common stock options exercised.................                                     1,096
Common stock issued under Employee Stock
 Purchase Plan.................................                                       839
Tax benefit from stock option transactions.....                                     7,889
Tax benefit from Retek taxable pooling (Note
 7)............................................                                    18,397
Unrealized loss on investments.................                                      (151)
Foreign currency translation adjustment........        54                              54
Distributions to CompReview stockholders.......                    (5,908)         (5,908)
Net income.....................................                    11,893          11,893
                                                    -----        --------        --------
BALANCE AT DECEMBER 31, 1996...................        54             960          84,970
Common stock options exercised.................                                     2,846
Common stock issued under Employee Stock
 Purchase Plan.................................                                     1,193
Tax benefit from stock option transactions.....                                     4,192
Unrealized gain on investments.................                                        57
Foreign currency translation adjustment........      (165)                           (165)
Distributions to CompReview stockholders.......                    (6,798)         (6,798)
CompReview contribution to capital.............                    (3,698)             --
Net income.....................................                    17,565          17,565
                                                    -----        --------        --------
BALANCE AT DECEMBER 31, 1997...................     $(111)       $  8,029       $ 103,860
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

                               HNC SOFTWARE INC.

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     No adjustments to conform the accounting methods of the acquired companies to the accounting methods of HNC were required. Certain amounts have been reclassified with regard to presentation of the financial information of the acquired companies. Revenues and net income (loss) for each of the previously separate companies for the periods prior to their respective acquisition dates are as follows:

                                                                                   NINE MONTHS
                                                                                      ENDED
                                      YEAR ENDED DECEMBER 31,      SIX MONTHS     SEPTEMBER 30,
                                    ----------------------------     ENDED      -----------------
                                     1995      1996       1997      JUNE 30,     1996      1997
                                    -------   -------   --------      1996      -------   -------
                                                                   ----------
                                                                   (UNAUDITED)     (UNAUDITED)
    Revenues:
      HNC.........................  $25,174   $53,833   $113,735    $ 16,478    $31,423   $62,683
      Risk Data...................    4,577        --         --       2,600         --        --
      Retek.......................      921        --         --       3,377      5,635        --
      CompReview..................   13,032    17,606         --       8,119     12,631    18,971
                                    -------   -------   --------     -------    -------   -------
                                    $43,704   $71,439   $113,735    $ 30,574    $49,689   $81,654
                                    =======   =======   ========     =======    =======   =======
    Net income (loss):
      HNC.........................  $ 4,457   $ 6,376   $ 17,565    $  1,780    $   975   $ 7,597
      Risk Data...................   (1,952)       --         --      (2,184)        --        --
      Retek.......................     (382)       --         --          43         93        --
      CompReview..................    3,954     5,517         --       2,123      3,679     6,702
                                    -------   -------   --------     -------    -------   -------
                                    $ 6,077   $11,893   $ 17,565    $  1,762    $ 4,747   $14,299
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


     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition," which the Company is required to adopt for agreements entered into with customers beginning in 1998. This statement provides guidance for software revenue recognition matters primarily from a conceptual level and does not include specific implementation guidance. Based on its reading and interpretation of SOP 97-2, the Company believes that the adoption of SOP 97-2 will not have a significant impact on its financial statements; however, detailed implementation guidelines for this standard have not yet been issued. Once issued, such detailed implementation guidance could lead to unanticipated changes in the Company's current revenue recognition practices, and such changes could be material to the Company's financial statements.


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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:


        1. Consolidated Financial Statements:



           The consolidated financial statements of the Company listed below and the report thereon are included in Item 8 hereof:


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

        2. Financial Statement Schedule:

           The financial statement schedule of the Company listed below and the report thereon are included herein:

           Report of Independent Accountants on Financial Statement Schedule (See page 62.)


           Schedule II -- Valuation and Qualifying Accounts and Reserves for the years ended December 31, 1995, 1996 and 1997 (See page 63.)



           All other schedules are omitted because they are not applicable or not required or because the required information is shown in the Consolidated Financial Statements or notes thereto.

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
            4.06      Amendment No. 1 to the Registration Rights Agreement dated as of February
                      24, 1997 by and between the Registrant and the former shareholders of
                      Retek Distribution Corporation. (Incorporated by reference to Exhibit
                      Number 4.06 to Registrant's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996 (the "1996 10-K").)
            4.07      Registration Rights Agreement dated as of November 28, 1997 by and among the Registrant and the former shareholders of CompReview, Inc.
                      (Incorporated by reference to Exhibit Number 4.01 to the CompReview 8-K.)
           10.01      Registrant's 1987 Stock Option Plan and related documents. (Incorporated by reference to Exhibit Number 10.01 to the IPO S-1.)(1)
           10.02      Registrant's 1995 Equity Incentive Plan and related documents, as amended.(1)
           10.03      Registrant's 1995 Directors Stock Option Plan and related documents.
                      (Incorporated by reference to Exhibit Number 10.03 to the IPO S-1.)(1)
           10.04      Registrant's 1995 Employee Stock Purchase Plan and related documents.
                      (Incorporated by reference to Exhibit Number 10.04 to the IPO S-1.)(1)
           10.05      Registrant's 1998 Stock Option Plan.(1)
           10.06      Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. (Incorporated by reference to Exhibit
                      Number 10.08 to the IPO S-1.)(1)
           10.07      Office Building Lease dated as of December 1, 1993, as amended effective
                      February 1, 1994 and June 1, 1994, between Registrant and PacCor
                      Partners. (Incorporated by reference to Exhibit Number 10.09 to the IPO
                      S-1.)
           10.08      Marketing Agreement dated as of June 24, 1993 between Registrant and
                      First Data Resources, Inc. (Incorporated by reference to Exhibit Number
                      10.11 to the IPO S-1.)(2)
           10.09      License Agreement dated as of June 24, 1993, as amended October 18, 1993,
                      September 16, 1994 and by letter amendment, with Addendum dated January
                      21, 1994, as amended February 15, 1995, between Registrant and First Data
                      Resources, Inc. (Incorporated by reference to Exhibit Number 10.12 to the
                      IPO S-1.)(2)
           10.10      Loan and Security Agreement dated as of July 11, 1997, between Registrant and Wells Fargo Bank, National Association. (Incorporated by reference to
                      Exhibit Number 10.01 to Registrant's Quarterly Report on Form 10-Q, as
                      amended, for the quarter ended June 30, 1997 (the "Second Quarter 1997
                      10-Q").)
           10.11      Office Building Lease dated as of May 30, 1997, between Retek Information
                      Systems, Inc. and Midwest Real Estate Holdings, Inc. (Incorporated by
                      reference to Exhibit Number 10.02 to the Second Quarter 1997 10-Q.)
           10.12      Office Building Lease dated as of June 17, 1996, between Registrant and
                      Williams Properties I, LLC & Williams Properties II, LLC. (Incorporated
                      by reference to Exhibit Number 10.12 to the 1996 10-K.)
           10.13      Employment Agreement dated as of September 10, 1996, by and between Aptex
                      Software Inc. and Michael A. Thiemann. (Incorporated by reference to
                      Exhibit Number 10.13 to the 1996 10-K.)(1)
           10.14      Investors' Rights Agreement dated as of September 10, 1996, by and among
                      Aptex Software Inc., HNC Software Inc. and Michael A. Thiemann.
                      (Incorporated by reference to Exhibit Number 10.14 to the 1996 10-K.)(1)

            EXHIBIT
            NUMBER                                   DESCRIPTION
           ---------  -------------------------------------------------------------------------
           10.15      Restricted Stock Purchase Agreement dated as of September 10, 1996, by and between Aptex Software Inc. and Michael Thiemann. (Incorporated by
                      reference to Exhibit Number 10.15 to the 1996 10-K.)(1)
           10.16      Aptex Software Inc.'s 1996 Equity Incentive Plan and related documents.
                      (Incorporated by reference to Exhibit Number 10.16 to the 1996 10-K.)(1)
           *10.17     Office Building Lease dated June 17, 1993, between Linsco/Private Ledger
                      Corp. and PacCor Partners and Assignment of such lease to the Registrant.
           21.01      List of Registrant's subsidiaries.
           *23.01     Consent of Price Waterhouse LLP, Independent Accountants.
           27.01      Financial Data Schedule


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


     (ii) A Report on Form 8-K was filed on December 15, 1997 to report, under Items 2 and 7, the acquisition of CompReview (event dated November 28,
          1997). Filed therewith were the financial statements of CompReview as of September 30, 1997 and for the nine months ended September 30, 1996 and 1997 and as of December 31, 1995 and 1996 and for the years ended December 31, 1994, 1995 and 1996. Also filed therewith were pro forma consolidated combined condensed financial information at September 30, 1997 and for the nine months ended September 30, 1997 and 1996 and for the years ended December 31, 1994, 1995 and 1996 and historical and supplemental consolidated financial statements of the Company at December 31, 1995 and 1996 and for the years ended December 31, 1994, 1995 and 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: February 25, 1998                   HNC SOFTWARE INC.


                                          By:     /s/ RAYMOND V. THOMAS
                                            ------------------------------------
                                                     Raymond V. Thomas
                                                 Vice President, Finance &
                                                        Administration
                                                and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                  SIGNATURE                                TITLE                      DATE
---------------------------------------------   ----------------------------   -------------------

             /s/ ROBERT L. NORTH                President and Chief              February 25, 1998
---------------------------------------------   Executive Officer (Principal
               Robert L. North                  Executive Officer)

            /s/ RAYMOND V. THOMAS               Vice President, Finance &        February 25, 1998
---------------------------------------------   Administration and Chief
              Raymond V. Thomas                 Financial Officer (Principal
                                                Financial Officer and
                                                Principal Accounting
                                                Officer)
           /s/ EDWARD K. CHANDLER               Director                         February 25, 1998
---------------------------------------------
             Edward K. Chandler

                                                Director                         February   , 1998
---------------------------------------------
               Oliver D. Curme

             /s/ THOMAS F. FARB                 Director                         February 25, 1998
---------------------------------------------
               Thomas F. Farb

                                                Director                         February   , 1998
---------------------------------------------
           Charles H. Gaylord, Jr.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of HNC Software Inc.


Our audits of the consolidated financial statements referred to in our report dated January 29, 1998, except as to Note 11 which is as of February 13, 1998, appearing on page 36 of this Annual Report on Form 10-K/A-1 of HNC Software Inc. also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K/A-1. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


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
                                                                     ==========          ===========

                                 EXHIBIT INDEX


 EXHIBIT
 NUMBER                                       EXHIBIT TITLE
---------  -----------------------------------------------------------------------------------
     2.01  Agreement and Plan of Reorganization dated as of July 19, 1996 by and among the
           Registrant, HNC Merger Corp. and Risk Data Corporation, as amended. (Incorporated by reference to Exhibit Number 2.01 to Registrant's Current Report on Form 8-K
           filed on September 12, 1996, as amended (the "Risk Data 8-K").)....................
     2.02  Agreement of Merger dated August 30, 1996 by and between HNC Merger Corp. and Risk
           Data Corporation. (Incorporated by reference to Exhibit Number 2.02 to the Risk
           Data 8-K.).........................................................................
     2.03  Exchange Agreement dated as of October 25, 1996 by and among the Registrant, Retek
           Distribution Corporation and the shareholders of Retek Distribution Corporation.
           (Incorporated by reference to Exhibit Number 2.01 to Registrant's Current Report on
           Form 8-K filed on December 12, 1996 (the "Retek 8-K").)............................
     2.04  Form of Option Exchange Agreement between the Registrant and each person who held outstanding options to purchase shares of Retek Distribution Corporation on
           November 29, 1996. (Incorporated by reference to Exhibit Number 2.02 to the Retek
           8-K.)..............................................................................
     2.05  Agreement and Plan of Reorganization dated as of July 14, 1997 by and among the
           Registrant, FW1 Acquisition Corp., CompReview, Inc., Robert L. Kaaren and Mishel E.
           Munnayer, a.k.a. Michael Munayyer, Trustee of the Michael Munayyer Trust dated
           August 11, 1995. (Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request.) (Incorporated by reference to Exhibit Number 2.01 to Registrant's Current
           Report on Form 8-K filed on December 15, 1997 (the "CompReview 8-K").).............
     2.06  Agreement of Merger dated as of November 28, 1997 by and between FW1 Acquisition
           Corp. and CompReview, Inc. (Incorporated by reference to Exhibit Number 2.02 to the
           CompReview 8-K.)...................................................................
  3(i).01  Registrant's Restated Certificate of Incorporation filed with the Secretary of
           State of Delaware on June 13, 1996. (Incorporated by reference to Exhibit Number
           3(i).04 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June
           30, 1996 (the "Second Quarter 1996 10-Q").)........................................
 3(ii).02  Registrant's Bylaws, as amended. (Incorporated by reference to Exhibit Number
           3(ii).05 to the Second Quarter 1996 10-Q.).........................................
     4.01  Form of Specimen Certificate for Registrant's Common Stock. (Incorporated by
           reference to Exhibit Number 4.01 to Registrant's Form S-1 Registration Statement,
           as amended (File No. 33-91932) (the "IPO S-1").)...................................
     4.02  Third Amended Registration Rights Agreement dated March 10, 1993, as amended.
           (Incorporated by reference to Exhibit Number 4.02 to the IPO S-1.).................
     4.03  Second Waiver and Amendment to Third Amended Registration Rights Agreement.
           (Incorporated by reference to Exhibit Number 4.03 to Registrant's Form S-1
           Registration Statement, as amended (File No. 33-99980) (the "Second S-1").)........
     4.04  Registration Rights Agreement dated as of August 30, 1996 by and among the
           Registrant and the former shareholders of Risk Data Corporation. (Incorporated by reference to Exhibit Number 4.01 to the Risk Data 8-K.)............................
     4.05  Registration Rights Agreement dated as of October 25, 1996 by and among the
           Registrant and the former shareholders of Retek Distribution Corporation.
           (Incorporated by reference to Exhibit Number 4.01 to the Retek 8-K.)...............
     4.06  Amendment No. 1 to the Registration Rights Agreement dated as of February 24, 1997 by and between the Registrant and the former shareholders of Retek Distribution
           Corporation. (Incorporated by reference to Exhibit Number 4.06 to Registrant's
           Annual Report on Form 10-K, as amended, for the year ended December 31, 1996 (the
           "1996 10-K").).....................................................................
     4.07  Registration Rights Agreement dated as of November 28, 1997 by and among the
           Registrant and the former shareholders of CompReview, Inc. (Incorporated by reference to Exhibit Number 4.01 to the CompReview 8-K.)...........................
    10.01  Registrant's 1987 Stock Option Plan and related documents. (Incorporated by reference to Exhibit Number 10.01 to the IPO S-1.)(1)..............................
    10.02  Registrant's 1995 Equity Incentive Plan and related documents, as amended.(1)......
    10.03  Registrant's 1995 Directors Stock Option Plan and related documents. (Incorporated by reference to Exhibit Number 10.03 to the IPO S-1.)(1)...........................

 EXHIBIT
 NUMBER                                       EXHIBIT TITLE
---------  -----------------------------------------------------------------------------------
    10.04  Registrant's 1995 Employee Stock Purchase Plan and related documents. (Incorporated by reference to Exhibit Number 10.04 to the IPO S-1.)(1)...........................
    10.05  Registrant's 1998 Stock Option Plan.(1)............................................
    10.06  Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. (Incorporated by reference to Exhibit Number 10.08 to the
           IPO S-1.)(1).......................................................................
    10.07  Office Building Lease dated as of December 1, 1993, as amended effective February
           1, 1994 and June 1, 1994, between Registrant and PacCor Partners. (Incorporated by reference to Exhibit Number 10.09 to the IPO S-1.).................................
    10.08  Marketing Agreement dated as of June 24, 1993 between Registrant and First Data
           Resources, Inc. (Incorporated by reference to Exhibit Number 10.11 to the IPO
           S-1.)(2)...........................................................................
    10.09  License Agreement dated as of June 24, 1993, as amended October 18, 1993, September
           16, 1994 and by letter amendment, with Addendum dated January 21, 1994, as amended
           February 15, 1995, between Registrant and First Data Resources, Inc. (Incorporated
           by reference to Exhibit Number 10.12 to the IPO S-1.)(2)...........................
    10.10  Loan and Security Agreement dated as of July 11, 1997, between Registrant and Wells
           Fargo Bank, National Association. (Incorporated by reference to Exhibit Number
           10.01 to Registrant's Quarterly Report on Form 10-Q, as amended, for the quarter ended June 30, 1997 (the "Second Quarter 1997 10-Q"))..............................
    10.11  Office Building Lease dated as of May 30, 1997, between Retek Information Systems,
           Inc. and Midwest Real Estate Holdings, Inc. (Incorporated by reference to Exhibit
           Number 10.02 to the Second Quarter 1997 10-Q.).....................................
    10.12  Office Building Lease dated as of June 17, 1996, between Registrant and Williams
           Properties I, LLC & Williams Properties II, LLC. (Incorporated by reference to
           Exhibit Number 10.12 to the 1996 10-K.)............................................
    10.13  Employment Agreement dated as of September 10, 1996, by and between Aptex Software
           Inc. and Michael A. Thiemann. (Incorporated by reference to Exhibit Number 10.13 to the 1996 10-K.)(1).................................................................
    10.14  Investors' Rights Agreement dated as of September 10, 1996, by and among Aptex
           Software Inc., HNC Software Inc. and Michael A. Thiemann. (Incorporated by
           reference to Exhibit Number 10.14 to the 1996 10-K.)(1)............................
    10.15  Restricted Stock Purchase Agreement dated as of September 10, 1996, by and between
           Aptex Software Inc. and Michael Thiemann. (Incorporated by reference to Exhibit
           Number 10.15 to the 1996 10-K.)(1).................................................
    10.16  Aptex Software Inc.'s 1996 Equity Incentive Plan and related documents.
           (Incorporated by reference to Exhibit Number 10.16 to the 1996 10-K.)(1)...........
   *10.17  Office Building Lease dated June 17, 1993, between Linsco/Private Ledger Corp. and
           PacCor Partners and Assignment of such lease to the Registrant.....................
    21.01  List of Registrant's subsidiaries..................................................
   *23.01  Consent of Price Waterhouse LLP, Independent Accountants*..........................
    27.01  Financial Data Schedule............................................................


---------------

 *  Filed herewith.

(1) Management contract or compensatory plan or arrangement.

(2) Confidential treatment has been granted for certain portions of this document. Such portions have been omitted from the filing and have been filed separately with the Securities and Exchange Commission.