Form 10-K/A
period 1997-12-31
HNC SOFTWARE INC/DE
filed 1998-04-13
CIK 945093

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                 FORM 10-K/A-2


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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



     (a) The following documents are filed as part of this report:



         3.  Exhibits


                     EXHIBIT
                      NUMBER                           DESCRIPTION
                     --------                          -----------
                      2.01     Agreement and Plan of Reorganization dated as of July 19,
                               1996 by and among the Registrant, HNC Merger Corp. and Risk
                               Data Corporation, as amended. (Incorporated by reference to
                               Exhibit Number 2.01 to Registrant's Current Report on Form
                               8-K filed on September 12, 1996, as amended (the "Risk Data
                               8-K").)
                      2.02     Agreement of Merger dated August 30, 1996 by and between HNC
                               Merger Corp. and Risk Data Corporation. (Incorporated by
                               reference to Exhibit Number 2.02 to the Risk Data 8-K.)
                      2.03     Exchange Agreement dated as of October 25, 1996 by and among the Registrant, Retek Distribution Corporation and the
                               shareholders of Retek Distribution Corporation.
                               (Incorporated by reference to Exhibit Number 2.01 to
                               Registrant's Current Report on Form 8-K filed on December
                               12, 1996 (the "Retek 8-K").)
                      2.04     Form of Option Exchange Agreement between the Registrant and each person who held outstanding options to purchase shares of Retek Distribution Corporation on November 29, 1996.
                               (Incorporated by reference to Exhibit Number 2.02 to the
                               Retek 8-K.)
                      2.05     Agreement and Plan of Reorganization dated as of July 14,
                               1997 by and among the Registrant, FW1 Acquisition Corp.,
                               CompReview, Inc., Robert L. Kaaren and Mishel E. Munnayer,
                               a.k.a. Michael Munayyer, Trustee of the Michael Munayyer
                               Trust dated August 11, 1995. (Pursuant to Item 601(b)(2) of
                               Regulation S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request.)
                               (Incorporated by reference to Exhibit Number 2.01 to
                               Registrant's Current Report on Form 8-K filed on December
                               15, 1997 (the "CompReview 8-K").)
                      2.06     Agreement of Merger dated as of November 28, 1997 by and
                               between FW1 Acquisition Corp. and CompReview, Inc.
                               (Incorporated by reference to Exhibit Number 2.02 to the
                               CompReview 8-K.)
                      3(i).01  Registrant's Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 13, 1996.
                               (Incorporated by reference to Exhibit Number 3(i).04 to
                               Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the "Second Quarter 1996 10-Q").)
                               Registrant's Bylaws, as amended. (Incorporated by reference
                     3(ii).02  to Exhibit Number 3(ii).05 to the Second Quarter 1996 10-Q.)
                      4.01     Form of Specimen Certificate for Registrant's Common Stock.
                               (Incorporated by reference to Exhibit Number 4.01 to
                               Registrant's Form S-1 Registration Statement, as amended
                               (File No. 33-91932) (the "IPO S-1").)
                      4.02     Third Amended Registration Rights Agreement dated March 10,
                               1993, as amended. (Incorporated by reference to Exhibit
                               Number 4.02 to the IPO S-1.)
                      4.03     Second Waiver and Amendment to Third Amended Registration
                               Rights Agreement. (Incorporated by reference to Exhibit
                               Number 4.03 to Registrant's Form S-1 Registration Statement,
                               as amended (File No. 33-99980) (the "Second S-1").)
                      4.04     Registration Rights Agreement dated as of August 30, 1996 by and among the Registrant and the former shareholders of Risk
                               Data Corporation. (Incorporated by reference to Exhibit
                               Number 4.01 to the Risk Data 8-K.)

                     EXHIBIT
                      NUMBER                           DESCRIPTION
                     --------                          -----------
                      4.05     Registration Rights Agreement dated as of October 25, 1996 by and among the Registrant and the former shareholders of
                               Retek Distribution Corporation. (Incorporated by reference to Exhibit Number 4.01 to the Retek 8-K.)
                      4.06     Amendment No. 1 to the Registration Rights Agreement dated as of February 24, 1997 by and between the Registrant and
                               the former shareholders of Retek Distribution Corporation.
                               (Incorporated by reference to Exhibit Number 4.06 to
                               Registrant's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996 (the "1996 10-K").)
                      4.07     Registration Rights Agreement dated as of November 28, 1997 by and among the Registrant and the former shareholders of
                               CompReview, Inc. (Incorporated by reference to Exhibit
                               Number 4.01 to the CompReview 8-K.)
                     10.01     Registrant's 1987 Stock Option Plan and related documents.
                               (Incorporated by reference to Exhibit Number 10.01 to the
                               IPO S-1.)(1)
                     10.02     Registrant's 1995 Equity Incentive Plan and related
                               documents, as amended.(1)
                     10.03     Registrant's 1995 Directors Stock Option Plan and related
                               documents. (Incorporated by reference to Exhibit Number
                               10.03 to the IPO S-1.)(1)
                     10.04     Registrant's 1995 Employee Stock Purchase Plan and related documents. (Incorporated by reference to Exhibit Number
                               10.04 to the IPO S-1.)(1)
                     10.05     Registrant's 1998 Stock Option Plan.(1)
                     10.06     Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. (Incorporated by reference to Exhibit Number 10.08 to the IPO S-1.)(1)
                     10.07     Office Building Lease dated as of December 1, 1993, as
                               amended effective February 1, 1994 and June 1, 1994, between
                               Registrant and PacCor Partners. (Incorporated by reference to Exhibit Number 10.09 to the IPO S-1.)
                     10.08     Marketing Agreement dated as of June 24, 1993 between
                               Registrant and First Data Resources, Inc. (Incorporated by
                               reference to Exhibit Number 10.11 to the IPO S-1.)(2)
                     10.09     License Agreement dated as of June 24, 1993, as amended
                               October 18, 1993, September 16, 1994 and by letter
                               amendment, with Addendum dated January 21, 1994, as amended
                               February 15, 1995, between Registrant and First Data
                               Resources, Inc. (Incorporated by reference to Exhibit Number
                               10.12 to the IPO S-1.)(2)
                     10.10     Loan and Security Agreement dated as of July 11, 1997,
                               between Registrant and Wells Fargo Bank, National
                               Association. (Incorporated by reference to Exhibit Number
                               10.01 to Registrant's Quarterly Report on Form 10-Q, as
                               amended, for the quarter ended June 30, 1997 (the "Second
                               Quarter 1997 10-Q").)
                     10.11     Office Building Lease dated as of May 30, 1997, between
                               Retek Information Systems, Inc. and Midwest Real Estate
                               Holdings, Inc. (Incorporated by reference to Exhibit Number
                               10.02 to the Second Quarter 1997 10-Q.)
                     10.12     Office Building Lease dated as of June 17, 1996, between
                               Registrant and Williams Properties I, LLC & Williams
                               Properties II, LLC. (Incorporated by reference to Exhibit
                               Number 10.12 to the 1996 10-K.)
                     10.13     Employment Agreement dated as of September 10, 1996, by and between Aptex Software Inc. and Michael A. Thiemann.
                               (Incorporated by reference to Exhibit Number 10.13 to the
                               1996 10-K.)(1)

                     EXHIBIT
                      NUMBER                           DESCRIPTION
                     --------                          -----------
                     10.14     Investors' Rights Agreement dated as of September 10, 1996, by and among Aptex Software Inc., HNC Software Inc. and
                               Michael A. Thiemann. (Incorporated by reference to Exhibit
                               Number 10.14 to the 1996 10-K.)(1)
                     10.15     Restricted Stock Purchase Agreement dated as of September
                               10, 1996, by and between Aptex Software Inc. and Michael
                               Thiemann. (Incorporated by reference to Exhibit Number 10.15 to the 1996 10-K.)(1)
                     10.16     Aptex Software Inc.'s 1996 Equity Incentive Plan and related documents. (Incorporated by reference to Exhibit Number
                               10.16 to the 1996 10-K.)(1)
                     10.17     Office Building Lease dated June 17, 1993, between
                               Linsco/Private Ledger Corp. and PacCor Partners and
                               Assignment of such lease to the Registrant.
                     21.01     List of Registrant's subsidiaries.
                     23.01     Consent of Price Waterhouse LLP, Independent Accountants.
                     27.01     Financial Data Schedule (December 31, 1997)
                     *27.02    Restated Financial Data Schedule (September 30, 1997)
                     *27.03    Restated Financial Data Schedule (June 30, 1997)
                     *27.04    Restated Financial Data Schedule (March 31, 1997)
                     *27.05    Restated Financial Data Schedule (December 31, 1996)
                     *27.06    Restated Financial Data Schedule (September 30, 1996)
                     *27.07    Restated Financial Data Schedule (June 30, 1996)
                     *27.08    Restated Financial Data Schedule (March 31, 1996)
                     *27.09    Restated Financial Data Schedule (December 31, 1995)


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


Date: April 10, 1998                      HNC SOFTWARE INC.


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


                      SIGNATURE                                     TITLE                       DATE
                      ---------                                     -----                       ----

                 /s/ ROBERT L. NORTH                     President and Chief                 April 10, 1998
-----------------------------------------------------    Executive Officer (Principal
                   Robert L. North                       Executive Officer)

                /s/ RAYMOND V. THOMAS                    Vice President, Finance &           April 10, 1998
-----------------------------------------------------    Administration and Chief
                  Raymond V. Thomas                      Financial Officer (Principal
                                                         Financial Officer and
                                                         Principal Accounting
                                                         Officer)

               /s/ EDWARD K. CHANDLER                    Director                            April 10, 1998
-----------------------------------------------------
                 Edward K. Chandler

                 /s/ OLIVER D. CURME                     Director                            April 10, 1998
-----------------------------------------------------
                   Oliver D. Curme

                 /s/ THOMAS F. FARB                      Director                            April 10, 1998
-----------------------------------------------------
                   Thomas F. Farb

                                                         Director                            April 10, 1998
-----------------------------------------------------
               Charles H. Gaylord, Jr.

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                          EXHIBIT TITLE
--------                         -------------
    2.01  Agreement and Plan of Reorganization dated as of July 19,
          1996 by and among the Registrant, HNC Merger Corp. and Risk
          Data Corporation, as amended. (Incorporated by reference to
          Exhibit Number 2.01 to Registrant's Current Report on Form
          8-K filed on September 12, 1996, as amended (the "Risk Data
          8-K").).....................................................
    2.02  Agreement of Merger dated August 30, 1996 by and between HNC
          Merger Corp. and Risk Data Corporation. (Incorporated by
          reference to Exhibit Number 2.02 to the Risk Data 8-K.).....
    2.03  Exchange Agreement dated as of October 25, 1996 by and among the Registrant, Retek Distribution Corporation and the
          shareholders of Retek Distribution Corporation.
          (Incorporated by reference to Exhibit Number 2.01 to
          Registrant's Current Report on Form 8-K filed on December
          12, 1996 (the "Retek 8-K").)................................
    2.04  Form of Option Exchange Agreement between the Registrant and each person who held outstanding options to purchase shares of Retek Distribution Corporation on November 29, 1996.
          (Incorporated by reference to Exhibit Number 2.02 to the
          Retek 8-K.).................................................
    2.05  Agreement and Plan of Reorganization dated as of July 14,
          1997 by and among the Registrant, FW1 Acquisition Corp.,
          CompReview, Inc., Robert L. Kaaren and Mishel E. Munnayer,
          a.k.a. Michael Munayyer, Trustee of the Michael Munayyer
          Trust dated August 11, 1995. (Pursuant to Item 601(b)(2) of
          Regulation S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request.)
          (Incorporated by reference to Exhibit Number 2.01 to
          Registrant's Current Report on Form 8-K filed on December
          15, 1997 (the "CompReview 8-K").)...........................
    2.06  Agreement of Merger dated as of November 28, 1997 by and between FW1 Acquisition Corp. and CompReview, Inc.
          (Incorporated by reference to Exhibit Number 2.02 to the
          CompReview 8-K.)............................................
 3(i).01  Registrant's Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 13, 1996.
          (Incorporated by reference to Exhibit Number 3(i).04 to
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the "Second Quarter 1996 10-Q").)......
3(ii).02  Registrant's Bylaws, as amended. (Incorporated by reference to Exhibit Number 3(ii).05 to the Second Quarter 1996
          10-Q.)......................................................
    4.01  Form of Specimen Certificate for Registrant's Common Stock.
          (Incorporated by reference to Exhibit Number 4.01 to
          Registrant's Form S-1 Registration Statement, as amended
          (File No. 33-91932) (the "IPO S-1").).......................
    4.02  Third Amended Registration Rights Agreement dated March 10,
          1993, as amended. (Incorporated by reference to Exhibit
          Number 4.02 to the IPO S-1.)................................
    4.03  Second Waiver and Amendment to Third Amended Registration
          Rights Agreement. (Incorporated by reference to Exhibit
          Number 4.03 to Registrant's Form S-1 Registration Statement,
          as amended (File No. 33-99980) (the "Second S-1").).........
    4.04  Registration Rights Agreement dated as of August 30, 1996 by and among the Registrant and the former shareholders of Risk
          Data Corporation. (Incorporated by reference to Exhibit
          Number 4.01 to the Risk Data 8-K.)..........................
    4.05  Registration Rights Agreement dated as of October 25, 1996 by and among the Registrant and the former shareholders of
          Retek Distribution Corporation. (Incorporated by reference to Exhibit Number 4.01 to the Retek 8-K.)...................
    4.06  Amendment No. 1 to the Registration Rights Agreement dated as of February 24, 1997 by and between the Registrant and
          the former shareholders of Retek Distribution Corporation.
          (Incorporated by reference to Exhibit Number 4.06 to
          Registrant's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996 (the "1996 10-K").)............
    4.07  Registration Rights Agreement dated as of November 28, 1997 by and among the Registrant and the former shareholders of
          CompReview, Inc. (Incorporated by reference to Exhibit
          Number 4.01 to the CompReview 8-K.).........................
   10.01  Registrant's 1987 Stock Option Plan and related documents.
          (Incorporated by reference to Exhibit Number 10.01 to the
          IPO S-1.)(1)................................................
   10.02  Registrant's 1995 Equity Incentive Plan and related documents, as amended.(1)...................................
   10.03  Registrant's 1995 Directors Stock Option Plan and related documents. (Incorporated by reference to Exhibit Number
          10.03 to the IPO S-1.)(1)...................................

EXHIBIT
 NUMBER                          EXHIBIT TITLE
--------                         -------------
   10.04  Registrant's 1995 Employee Stock Purchase Plan and related documents. (Incorporated by reference to Exhibit Number
          10.04 to the IPO S-1.)(1)...................................


   10.05  Registrant's 1998 Stock Option Plan.(1).....................
   10.06  Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. (Incorporated by reference to Exhibit Number 10.08 to the IPO S-1.)(1)....
   10.07  Office Building Lease dated as of December 1, 1993, as amended effective February 1, 1994 and June 1, 1994, between
          Registrant and PacCor Partners. (Incorporated by reference to Exhibit Number 10.09 to the IPO S-1.)....................
   10.08  Marketing Agreement dated as of June 24, 1993 between
          Registrant and First Data Resources, Inc. (Incorporated by
          reference to Exhibit Number 10.11 to the IPO S-1.)(2).......
   10.09  License Agreement dated as of June 24, 1993, as amended
          October 18, 1993, September 16, 1994 and by letter
          amendment, with Addendum dated January 21, 1994, as amended
          February 15, 1995, between Registrant and First Data
          Resources, Inc. (Incorporated by reference to Exhibit Number
          10.12 to the IPO S-1.)(2)...................................
   10.10  Loan and Security Agreement dated as of July 11, 1997, between Registrant and Wells Fargo Bank, National
          Association. (Incorporated by reference to Exhibit Number
          10.01 to Registrant's Quarterly Report on Form 10-Q, as
          amended, for the quarter ended June 30, 1997 (the "Second
          Quarter 1997 10-Q"))........................................
   10.11  Office Building Lease dated as of May 30, 1997, between
          Retek Information Systems, Inc. and Midwest Real Estate
          Holdings, Inc. (Incorporated by reference to Exhibit Number
          10.02 to the Second Quarter 1997 10-Q.).....................
   10.12  Office Building Lease dated as of June 17, 1996, between
          Registrant and Williams Properties I, LLC & Williams
          Properties II, LLC. (Incorporated by reference to Exhibit
          Number 10.12 to the 1996 10-K.).............................
   10.13  Employment Agreement dated as of September 10, 1996, by and between Aptex Software Inc. and Michael A. Thiemann.
          (Incorporated by reference to Exhibit Number 10.13 to the
          1996 10-K.)(1)..............................................
   10.14  Investors' Rights Agreement dated as of September 10, 1996, by and among Aptex Software Inc., HNC Software Inc. and
          Michael A. Thiemann. (Incorporated by reference to Exhibit
          Number 10.14 to the 1996 10-K.)(1)..........................
   10.15  Restricted Stock Purchase Agreement dated as of September
          10, 1996, by and between Aptex Software Inc. and Michael
          Thiemann. (Incorporated by reference to Exhibit Number 10.15 to the 1996 10-K.)(1).......................................
   10.16  Aptex Software Inc.'s 1996 Equity Incentive Plan and related documents. (Incorporated by reference to Exhibit Number
          10.16 to the 1996 10-K.)(1).................................


   10.17  Office Building Lease dated June 17, 1993, between
          Linsco/Private Ledger Corp. and PacCor Partners and
          Assignment of such lease to the Registrant..................


   21.01  List of Registrant's subsidiaries...........................


   23.01  Consent of Price Waterhouse LLP, Independent Accountants....


   27.01  Financial Data Schedule (December 31, 1997).................
  *27.02  Restated Financial Data Schedule (September 30, 1997).......
  *27.03  Restated Financial Data Schedule (June 30, 1997)............
  *27.04  Restated Financial Data Schedule (March 31, 1997)...........
  *27.05  Restated Financial Data Schedule (December 31, 1996)........
  *27.06  Restated Financial Data Schedule (September 30, 1996).......
  *27.07  Restated Financial Data Schedule (June 30, 1996)............
  *27.08  Restated Financial Data Schedule (March 31, 1996)...........
  *27.09  Restated Financial Data Schedule (December 31, 1995)........


---------------

 *  Filed herewith.

(1) Management contract or compensatory plan or arrangement.

(2) Confidential treatment has been granted for certain portions of this document. Such portions have been omitted from the filing and have been filed separately with the Securities and Exchange Commission.