Form 10-Q
period 1998-03-31
HNC SOFTWARE INC/DE
filed 1998-05-14
CIK 945093

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

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

AS OF APRIL 30, 1998 THERE WERE 25,436,880 SHARES OF REGISTRANT'S COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING.

================================================================================

                                  INDEX LISTING


                                                                                  Page
                                                                                 Number
                                                                                 ------
PART I         FINANCIAL INFORMATION

Item 1:        FINANCIAL STATEMENTS

               Consolidated Balance Sheet at March 31, 1998 (unaudited)              3
                  and December 31, 1997.

               Consolidated Statement of Operations (unaudited) for the              4
                  three months ended March 31, 1998 and 1997

               Consolidated Statement of Cash Flows (unaudited) for                  5
                  the three months ended March 31, 1998 and 1997

               Notes To Consolidated Financial Statements (unaudited)                6

Item 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                                  9


PART II        OTHER INFORMATION

Item 6:        EXHIBITS AND REPORT ON FORM 8-K                                      15

Signatures                                                                          16

Exhibit Index                                                                       17

PART  I  -  FINANCIAL INFORMATION

Item 1:    FINANCIAL STATEMENTS

                                HNC SOFTWARE INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)

                                     ASSETS


                                                                                March 31,        December 31,
                                                                                  1998               1997
                                                                              ------------       ------------
                                                                              (unaudited)
Current assets:
    Cash and cash equivalents                                                 $     90,889       $     18,068
    Investments available for sale                                                  33,334             24,878
    Accounts receivable, net                                                        38,099             32,980
    Current portion of deferred income taxes                                        11,324             11,310
    Other current assets                                                             4,302              2,802
                                                                              ------------       ------------
        Total current assets                                                       177,948             90,038
Property and equipment, net                                                         12,743             12,102
Deferred income taxes, less current portion                                         13,940             15,322
Long-term investments available for sale                                            22,016                 --
Debt issuance costs, net                                                             3,039                 --
Other assets                                                                         3,678              2,415
                                                                              ------------       ------------
                                                                              $    233,364       $    119,877
                                                                              ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                           $      4,565       $      5,728
   Accrued liabilities                                                               6,137              5,933
   Deferred revenue                                                                  8,221              3,883
   Other current liabilities                                                           179                191
                                                                              ------------       ------------
       Total current liabilities                                                    19,102             15,735
Convertible Subordinated Notes                                                     100,000                 --
Unissued stock payable to PCS stockholders                                           5,088                 --
Other non-current liabilities                                                          122                239

Minority interest in consolidated subsidiary                                            65                 43

Stockholders' equity:
Preferred stock, $0.001 par value - 4,000 shares authorized:
       no shares issued or outstanding                                                  --                 --
Common stock, $0.001 par value - 50,000 shares authorized:
       24,730 and 24,538 shares issued and outstanding, respectively                    25                 25
Paid-in capital                                                                     98,917             95,919
Retained earnings                                                                   10,044              8,029
Accumulated other comprehensive income                                                   1               (113)
                                                                              ------------       ------------
       Total stockholders' equity                                                  108,987            103,860
                                                                              ------------       ------------
                                                                              $    233,364       $    119,877
                                                                              ============       ============


          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                                            Three Months Ended
                                                                      -------------------------------
                                                                     March 31, 1998     March 31, 1997
                                                                      ------------       ------------
Revenues:
   License and maintenance                                            $     26,882       $     18,331
   Installation and implementation                                           3,197              1,946
   Contracts and other                                                       2,892              2,726
   Service bureau                                                            2,110              1,069
                                                                      ------------       ------------
      Total revenues                                                        35,081             24,072
                                                                      ------------       ------------

Operating expenses:
   License and maintenance                                                   5,972              3,994
   Installation and implementation                                           1,863                801
   Contracts and other                                                       1,876              1,850
   Service bureau                                                            1,033                864
   Research and development                                                 10,561              4,431
   Sales and marketing                                                       7,641              4,553
   General and administrative                                                3,331              2,459
                                                                      ------------       ------------
      Total operating expenses                                              32,277             18,952
                                                                      ------------       ------------

Operating income                                                             2,804              5,120

Other income, net                                                              401                429
Minority interest in income of consolidated subsidiary                         (22)                --
                                                                      ------------       ------------
      Income before income tax provision                                     3,183              5,549
Income tax provision                                                         1,168              1,337
                                                                      ------------       ------------
           Net income                                                 $      2,015       $      4,212
                                                                      ============       ============

Other comprehensive income, net of tax:
   Foreign currency translation adjustments                                    121                (73)
   Unrealized (losses) gain on securities available for sale                    (7)                21
                                                                      ------------       ------------
       Total other comprehensive income                                        114                (52)
                                                                      ------------       ------------
Comprehensive income                                                         2,129              4,160
                                                                      ------------       ------------

Earnings per share:

Basic net income per common
share                                                                 $       0.08       $       0.17
                                                                      ============       ============

Diluted net income per common share                                   $       0.08       $       0.17
                                                                      ============       ============

Shares used in computing  basic net income per
common share                                                                24,620             24,080
                                                                      ============       ============
Shares used in computing diluted net income per
common share                                                                26,665             25,406
                                                                      ============       ============


          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                                    Three Months Ended
                                                                             --------------------------------
                                                                               March 31,           March 31,
                                                                                 1998                1997
                                                                             ------------        ------------
Cash flows from operating activities:
    Net income                                                               $      2,015        $      4,212
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                                               1,597               1,190
        Purchased research and development                                          3,700                  --
        Tax benefit from stock option transactions                                  1,168               1,282
        Changes in assets and liabilities:
            Accounts receivable, net                                               (4,122)               (457)
            Other assets                                                             (873)               (174)
            Deferred income taxes                                                   1,169               1,265
            Accounts payable                                                       (1,220)               (339)
            Accrued liabilities                                                    (1,263)             (1,757)
            Deferred revenue                                                        2,690               1,150
            Other liabilities                                                          (6)                (53)
                                                                             ------------        ------------
                Net cash provided by operating activities                           4,855               6,319
                                                                             ------------        ------------

Cash flows from investing activities:
    Purchases of investments                                                      (41,145)             (9,723)
    Maturities of investments                                                      10,670               1,904
    Proceeds from sale of investments                                                  --               3,001
    Cash purchased in business acquisition                                            559
    Acquisitions of property and equipment                                         (1,778)             (1,643)
                                                                             ------------        ------------
                Net cash used in investing activities                             (31,694)             (6,461)
                                                                             ------------        ------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                                      2,681                 725
    Proceeds from issuance of Convertible Subordinated Notes                      100,000                  --
    Debt issuance costs                                                            (3,087)                 --
    Repayment of capital lease obligations                                            (59)               (124)
    Distributions to CompReview Stockholders                                           --              (1,799)
                                                                             ------------        ------------
                Net cash provided by (used in) financing activities                99,535              (1,198)
                                                                             ------------        ------------

Effect of exchange rate changes on cash                                               125                (116)
                                                                             ------------        ------------
Net increase (decrease) in cash and cash equivalents                               72,821              (1,456)
Cash and cash equivalents at the beginning of the period                           18,068               8,121
                                                                             ------------        ------------

Cash and cash equivalents at the end of the period                           $     90,889        $      6,665
                                                                             ============        ============

Supplemental schedule of non-cash investing activities:
     Stock payable for acquisition of PCS                                    $      5,088        $         --
                                                                             ============        ============
     Assets assumed in acquisition of PCS                                    $      2,791        $         --
                                                                             ============        ============
     Liabilities assumed in acquisition of PCS                               $      1,962        $         --
                                                                             ============        ============


          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1         GENERAL

        In management's opinion, the accompanying unaudited consolidated financial statements for HNC Software Inc. (the "Company") for the three month periods ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except the December 31, 1997 balance sheet. This Report and the accompanying unaudited and audited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K/A-2 for the fiscal year ended December 31, 1997 (the "1997 Annual Report"). Footnotes which would substantially duplicate the disclosures in the Company's audited financial statements for the fiscal year ended December 31, 1997 contained in the 1997 Annual Report have been omitted. The interim financial information contained in this Report is not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year ending December 31, 1998.


NOTE 2         BASIS OF PRESENTATION

        The consolidated financial statements and related notes contained in this Report give retroactive effect to the Company's November 29, 1997 acquisition of CompReview, Inc., accounted for as a pooling of interests, for all periods presented. In addition, the acquisition of Practical Control Systems Technologies, Inc. ("PCS") was completed on March 31, 1998, and accounted for as a purchase as of that date. In connection with this acquisition, acquired in-process research and development in the amount of $3.7 million was charged to income at the acquisition date.


NOTE 3         ACQUISITION

        On March 31, 1998, the Company acquired PCS, a distribution center management software vendor based in Cincinnati, Ohio. PCS, founded in 1985, is a supplier of fully integrated distribution center management software that addresses the distribution business needs of the retail, manufacturing and wholesale industries. HNC acquired PCS in exchange for 142,868 shares of HNC common stock, 14,286 of which are subject to an escrow to secure certain indemnification obligations of the former PCS stockholders plus the contingent right, subject to PCS' achievement of certain financial objectives during calendar 1998 and 1999, to receive certain additional shares of HNC common stock.

NOTE 4         SUBSEQUENT ACQUISITION

        On April 7, 1998, the Company acquired Financial Technology, Inc. ("FTI"). FTI develops and markets profitability measurement, management accounting, and executive information systems for financial institutions. Incorporated in 1982, FTI is a provider of profitability measurement and decision-support software to the financial services industry and serves a substantial user base in the United States, Canada, and Europe. HNC acquired FTI in exchange for the issuance of 396,618 shares of HNC common stock, 97,390 of which are subject to an escrow to secure certain indemnification obligations of the former FTI stockholders, a cash payment of $1.5 million plus the contingent right, subject to FTI's achievement of certain financial objectives during calendar 1998, to receive up to $5,590,000 of HNC common stock. HNC expects that its acquisition of FTI will be treated as a "purchase" for accounting purposes.


NOTE 5         COMPREHENSIVE INCOME

        During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("FAS 130"), "Reporting Comprehensive Income." This statement requires the Company to report in the financial statements, in addition to net income, comprehensive income and its components including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners."


NOTE 6         RECLASSIFICATIONS

        Certain prior period balances have been reclassified to conform to the current period presentation.


NOTE 7         RECONCILIATION OF NET INCOME AND SHARES USED IN PER
               SHARE COMPUTATIONS


                                                         THREE MONTHS ENDED MARCH 31,
                                                        ------------------------------
                                                            1998              1997
                                                        ------------      ------------
NET INCOME USED:
Net income used in computing basic
    net income per common share                         $      2,015      $      4,212
Add back interest expense related to
    convertible subordinated notes                               240                --
                                                        ------------      ------------
Net income used in computing diluted
    net income per common share                         $      2,255      $      4,212
                                                        ============      ============

NOTE 7 RECONCILIATION OF NET INCOME AND SHARES USED IN PER SHARE COMPUTATIONS (CONT'D)


                                                         THREE MONTHS ENDED MARCH 31,
                                                        ------------------------------
                                                            1998              1997
                                                        ------------      ------------
SHARES USED:
Weighted average common shares
    outstanding used in computing basic
    net income per common share                               24,620            24,080

Weighted average conversion of
    convertible subordinated notes                               624                --

Weighted average options to purchase
    common stock as determined by
    application of the treasury stock
    method                                                     1,406             1,318

Purchase Plan common stock
    Equivalents                                                   15                 8
                                                        ------------      ------------

Shares used in computing diluted net
    income per common share                                   26,665            25,406
                                                        ============      ============

                                HNC SOFTWARE INC.

Item 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS:  NO ASSURANCES INTENDED

        This Report (including without limitation the following section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange
Act) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

        Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed in "Potential Fluctuations in Operating Results" as well as those discussed elsewhere in this Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, which attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, results of operations and prospects.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

        The Company's revenues and operating results have varied significantly in the past and may do so in the future. Factors affecting the Company's revenues and operating results include, but are not limited to: the degree of acceptance of the Company's products; by the markets and industries served by the Company; the historical tendency of the Company to receive, during a given fiscal period, a small number of relatively large customer orders, such that failure to recognize revenue from any such order in that fiscal period may disproportionately and adversely affect the Company's revenues and operating results for that fiscal period; customer cancellation of long-term contracts that yield recurring revenues or customers' ceasing their use of Company products for which the Company receives recurring, usage-based fees and disputes with customers regarding fees payable to the Company; the lengthy sales cycle of most of the Company's products; the Company's ability to successfully and timely develop, introduce and market new products and product enhancements; the timing of new product announcements and introductions by the Company and its competitors; changes in the mix of distribution channels;

changes in the level of operating expenses; the Company's ability to timely achieve progress and fulfill its obligations under contracts on which revenue is recognized in the percentage-of-completion basis; the Company's success in completing certain pilot installations within contracted fee budgets; competitive conditions in the enterprise software industry; domestic and international economic conditions; and market conditions in the Company's targeted markets. In addition, as a result of recently issued guidance on software revenue recognition, license agreements entered into during a quarter may not meet the Company's revenue recognition criteria, with the result that, even if the Company meets or exceeds its forecast of aggregate licensing and other contracting activity for a given fiscal period, it is possible that the Company's revenues for that fiscal period would not meet expectations. Furthermore, the Company's operating results may be affected by factors unique to certain of its product lines. For example, although in the past a large portion of the Company's revenues were derived from contracts providing for periodic, recurring fees, the Company now derives a substantial and increasing portion of its revenues from products (particularly products for the retail industry) priced as "perpetual" license transactions in which the Company receives a one-time license fee that is recognized upon delivery of the software and acceptance by the customer. Thus, failure to complete a perpetual license transaction during a fiscal quarter would have a disproportionate adverse impact on the Company's operating results for that quarter.

        The Company expects that fluctuations in its operating results will continue for the foreseeable future. Consequently, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. Because the Company's expense levels are based in part on its expectations regarding future revenues and are fixed to a large extent in the short term, in the event of an unexpected revenue shortfall during a fiscal period, the Company may be unable to adjust spending in time to maintain anticipated operating results for that fiscal period. Accordingly, the Company may not be able to maintain profitability on a quarterly or annual basis in the future. Due to some or all of the foregoing factors, or other factors, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In that event, the market price of the Company's common stock and, in turn, the market price of the Company's 4.75% convertible subordinated notes due 2003 (the "Notes"), would likely be materially adversely affected.


RESULTS OF OPERATIONS

        HNC develops, markets and supports predictive software solutions for several leading service industries. These predictive software solutions may employ proprietary neural-network predictive decision engines, profiles, traditional statistical modeling, business models, expert rules and context vectors to convert existing data and business experiences into meaningful recommendations and actions. HNC has developed a growing family of predictive software products that provide specific solutions to for each of the healthcare/insurance, financial services and retail markets. The Company's healthcare/insurance products, which are developed and marketed by its Risk Data and CompReview subsidiaries, emphasize the workmen's compensation field and provide a variety of solutions to insurers, parties who administer insurance claims and health care administrators. HNC's products for the financial services market include products targeted at bank and private label payment card issuers and payment processors and products that allow lenders to automate the loan approval decision process. For the retail industry, HNC has developed a group of products that address inventory control, merchandise management and financial control management.

        The Company's revenues are comprised of license and maintenance revenues, installation and implementation revenues, contracts and other revenues and service bureau revenues. The Company's revenues for the three months ended March 31, 1998 were $35.1 million, an increase of 46% over revenues of $24.1 million for the same period in the prior year.

        LICENSE AND MAINTENANCE REVENUES. License and maintenance revenues were $26.9 million for the quarter ended March 31, 1998, an increase of 47% from $18.3 million for the comparable quarter in 1997. The Company's license and maintenance revenues are derived from periodic recurring license and maintenance fees and perpetual license fees. This increase in license and maintenance revenues was due primarily to the growth of license fee revenues from the financial services and retail industry segments. Also contributing to the increase in license and maintenance revenues was an increase in revenues from the healthcare/insurance market primarily from CRLink.

        INSTALLATION AND IMPLEMENTATION REVENUES. Installation and implementation revenues for the quarter ended March 31, 1998 were $3.2 million, an increase of 64% as compared to installation and implementation revenues of $1.9 million for the quarter ended March 31, 1997. This increase was primarily due to new installations within the financial services industry, primarily related to the ProfitMax and Capstone product lines. Revenues from installation and implementation services are generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion.

        CONTRACTS AND OTHER REVENUES. Contracts and other revenues for the three months ended March 31, 1998 were $2.9 million, an increase of 6% as compared to $2.7 million for the same period in the prior year. Contracts and other revenues are derived primarily from development and consulting contracts with commercial customers and research and development contracts with the United States Government. Revenues for new product pilots (i.e., the first production installation of a new product) are also reported as contract and other revenues. This increase is attributable to an increase in consulting contracts with commercial customers in the retail industry segment. Revenues from contract services are generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion.

        SERVICE BUREAU REVENUES. Service bureau revenues for the three months ended March 31, 1998 were $2.1 million, an increase of 97% as compared to $1.1 million for the same period in the prior year. This increase was attributable to an increase in the number of customers utilizing the Company's CRLink service bureau operations.

        LICENSE AND MAINTENANCE EXPENSES. License and maintenance expenses primarily consist of the Company's expenses for personnel engaged in customer support activities, costs of travel to customer sites and the costs of documentation materials. License and maintenance expenses for the first quarter of 1998 were $6.0 million and constituted 22% of license and maintenance revenues for the quarter, whereas such expenses were $4.0 million and represented 22% of license and maintenance revenues in the first quarter of 1997. The primary reason for the increase in these expenses in absolute dollars was increased staffing and associated costs in client services to support an increased volume of business. The Company's license and maintenance margins may vary from quarter to quarter depending upon, among other things, the relative mix of early adopter priced product revenues versus full priced product revenues for the quarter.

        INSTALLATION AND IMPLEMENTATION EXPENSES. Installation and implementation expenses for the first quarter of 1998 were $1.9 million and 58% of installation and implementation revenues, whereas such expenses were $801,000 and 41% of installation and implementation revenues during the first quarter of 1997. The primary reason for the increase in these expenses in absolute dollars was increased staffing and associated costs to support an increased volume of business. Installation and implementation expenses as a percent of installation and implementation revenues increased during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. The associated decrease in gross margins was a result of the mix of implementations within the financial services segment. This decrease was due primarily to an increase in Capstone implementations, which have substantially lower margins than implementations of Falcon products.

        CONTRACTS AND OTHER EXPENSES. Contracts and other expenses consist primarily of personnel-related expenses associated with the Company's performance of such development, consulting, and research and development contracts in this expense category. Contracts and other expenses in the first quarter of 1998 were $1.9 million or 65% of contracts and other revenues as compared to $1.9 million or 68% of such revenues in the first quarter of 1997. The decrease in these expenses as a percent of contracts and other revenues is due to the completion of several higher margin pilot commercial development contracts that were in process during the first quarter of 1997. The remaining development contracts are primarily retail consulting contracts, government contacts and on-going model development projects, which typically yield lower margins than commercial new product pilot contracts.

        SERVICE BUREAU EXPENSES. Service bureau expenses during the first quarter of 1998 were $1.0 million or 49% of service bureau revenues as compared to $864,000 or 81% of such revenues during the first quarter of 1997. The associated increase in gross margins was the result of an increase in the number of "complex" bills processed, which typically yield higher margins than normal bills.

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the first quarter of 1998 were $10.6 million or 30% of total revenues compared to $4.4 million or 18% of total revenues in the first quarter of the prior year. Research and development expenses, for the first quarter of 1998, excluding the one-time write-off of in-process research and development of $3.7 million related to the acquisition of PCS, were $6.9 million or 20% of total revenues for the quarter. The increase in these expenses, excluding the one-time write-off, was due primarily to increases in staffing and related costs to support increased product development activities, primarily related to enhancements to the retail segment products and to a lesser extent, the healthcare/insurance segment products.

        SALES AND MARKETING EXPENSES. Sales and marketing expenses were $7.6 million or 22% of total revenues in the first quarter of 1998 compared to $4.6 million or 19% of total revenues in the first quarter of 1997. The increase in sales and marketing expenses was due primarily to an increase in staffing related to the Company's expansion of its direct sales and marketing staff, including opening sales offices in Canada, Germany, South Africa, France and Japan. The Company also established a corporate marketing infrastructure during the third quarter of 1997 that was fully operational during the first quarter of 1998.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $3.3 million or 10% of total revenues in the first quarter of 1998, compared to $2.5 million or 10% of total revenues in the first quarter of the prior year. The increase in absolute dollars was due primarily to increased staffing and related expenses, including recruiting costs, to support higher levels of sales and development activity of the Company resulting in part from the Company's recent acquisitions.

        OTHER INCOME, NET. Other income for the first quarter of 1998 was $401,000 compared to $429,000 in the first quarter of the prior year. Other income is comprised of interest income earned on cash and investment balances, net of interest expense related to the 4.75% convertible subordinated notes due 2003. The decrease during the first quarter of 1998 as compared to the first quarter of the prior year is the result of increased interest expense related to the notes, offset by increased interest income.

        INCOME TAX PROVISION. The income tax provisions of $1.2 million and $1.3 million in the first quarters of 1998 and 1997, respectively, are based on management's estimates of the effective tax rates to be incurred by the Company during those respective full fiscal years. The income tax provision of $1.3 million in the first quarter of 1997 was lower than 1997 taxes at statutory rates primarily as a result of CompReview's subchapter S corporation status prior to the acquisition, which resulted in CompReview's tax liability being borne by its former stockholders. As of the date of the acquisition, CompReview's tax status was changed to C corporation. In the future, the Company expects that the effective tax rate will be reflective of the tax rate of other California-based companies.


LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities during the first three months of 1998 was $4.9 million, which represented net income before depreciation and amortization of approximately $3.6 million. This was further increased by purchased research and development of $3.7 million and an increase in deferred revenue of $2.7 million, related to contract and license prepayments. Net cash used in investing activities was $31.7 million during the first three months of 1998, primarily due to net purchases of investments of $30.5 million. Net cash provided by financing activities of $99.5 million during the first three months of 1998 was primarily related to proceeds from the issuance of the Company's 4.75% convertible subordinated notes due 2004 of $100.0 million issued in conjunction with the Company's debt offering in March 1998 and net proceeds of $2.7 million from the issuance of common stock. This was partially offset by costs of approximately $3.1 million related to the issuance of the above-mentioned convertible subordinated notes.

        At March 31, 1998, the Company had $146.2 million in cash, cash equivalents and investments. The Company believes that its current cash, cash equivalents and investments available for sale balances, borrowings under its credit facility and net cash provided by operating activities, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Management intends to invest the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities. A portion of the Company's cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies or data. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products, technologies or data.

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

           27.01      Financial Data Schedule

        (b)     Reports on Form 8-K

           Report on Form 8-K filed on April 21, 1998 with respect to an event dated April 7, 1998 (the acquisition of Financial Technology, Inc.)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                               HNC SOFTWARE INC.



Date:  May 12, 1998        By: /s/ Raymond V. Thomas
                               ---------------------
                               Raymond V. Thomas
                               Vice President, Finance & Administration and
                               Chief Financial Officer

                               (for Registrant as duly authorized officer and as Principal Financial Officer and Principal Accounting Officer)

                                  EXHIBIT INDEX



       Exhibits
       --------
         27.01        Financial Data Schedule