Form 10-Q/A
period 1998-03-31
HNC SOFTWARE INC/DE
filed 1998-06-02
CIK 945093

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______ to __________

                         COMMISSION FILE NUMBER 0-26146

                                HNC SOFTWARE INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                    33-0248788
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)


                5930 CORNERSTONE COURT WEST, SAN DIEGO, CA 92121
          (Address of principal executive offices, including zip code)

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


As of April 30, 1998 there were 25,436,880 shares of Registrant's Common Stock, $0.001 par value, outstanding.

                                  INDEX LISTING


PART II OTHER INFORMATION


Item 2:     Changes in Securities and Use of Proceeds              3

PART II     OTHER INFORMATION


Item 2:     Changes in Securities and Use of Proceeds

        (c) As disclosed in the Report on Form 10-Q filed by HNC Software Inc. ("HNC") for its fiscal quarter ended March 31, 1998, on March 31, 1998 HNC issued 142,862 shares of its common stock (after elimination of fractional shares) as consideration for HNC's acquisition of Practical Control Systems Technologies, Inc. ("PCS"), a distribution center management software vendor based in Cincinnati, Ohio. These shares were issued by HNC in a merger transaction in which PCS became a wholly-owned subsidiary of HNC. Of the 142,862 shares of common stock issued to the former PCS shareholders, 14,286 shares owned by the largest former shareholder of PCS are subject to an escrow to secure certain indemnification obligations of such shareholder to HNC. The PCS shareholders also have the contingent right, subject to PCS' achievement of certain financial objectives during calendar 1998 and 1999, to receive additional shares of HNC common stock based on a formula. The shares issued by HNC in this transaction were offered and sold solely to the shareholders of PCS in exchange for the transfer of their entire ownership interests in PCS in the merger. The shares of HNC common stock issued in the PCS merger were issued without registration under the Securities Act of 1933, as amended (the "1933 Act") in reliance on the exemptions afforded by Section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated under the 1933 Act. In relying upon the foregoing exemptions, HNC took into account the limited number of PCS's shareholders (13 in total), the limitation of HNC's offering to such shareholders, the information regarding PCS , HNC and the merger furnished to such shareholders, the representation of PCS and certain of its shareholders by legal counsel in connection with the transaction and representations and warranties made by PCS and the PCS shareholders to HNC in connection with the transaction.


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HNC SOFTWARE INC.

Date:  June 2, 1998                     By: /S/ RAYMOND V. THOMAS
                                           --------------------------------
                                           Raymond V. Thomas
                                           Vice President, Finance &
                                           Administration and Chief Financial
                                           Officer

                                        (For Registrant as duly authorized
                                        officer, as Principal Financial Officer
                                        and as Principal Accounting Officer)