Form 10-Q
period 1998-06-30
HNC SOFTWARE INC/DE
filed 1998-08-14
CIK 945093

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _______ .

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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES X NO_____

AS OF JULY 31, 1998, THERE WERE 25,673,082 SHARES OF REGISTRANT'S COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING.

================================================================================

                                  INDEX LISTING


                                                                                            Page
                                                                                           Number
                                                                                           ------
PART I     FINANCIAL INFORMATION

Item 1:    FINANCIAL STATEMENTS

           Consolidated Balance Sheet at June 30, 1998 (unaudited)                              3
               and December 31, 1997

           Consolidated Statement of Operations and Comprehensive Income (unaudited)            4
               for the three and six months ended June 30, 1998 and 1997

           Consolidated Statement of Cash Flows (unaudited) for                                 5
               the six months ended June 30, 1998 and 1997

           Notes to Consolidated Financial Statements (unaudited)                               6

Item 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                                  9

PART II    OTHER INFORMATION

Item 2:    CHANGES IN SECURITIES                                                                17

Item 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                  17

Item 5:    OTHER INFORMATION                                                                    18

Item 6:    EXHIBITS AND REPORT ON FORM 8-K                                                      19

Signatures                                                                                      20

Exhibit Index                                                                                   21


PART  I  -  FINANCIAL INFORMATION

Item 1:         FINANCIAL STATEMENTS

                                HNC SOFTWARE INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)

                                     ASSETS

                                                                          JUNE 30,      DECEMBER 31,
                                                                           1998           1997
                                                                         ---------      ---------
                                                                         (unaudited)
Current assets:
    Cash and cash equivalents                                            $  45,450      $  18,068
    Investments available for sale                                          50,137         24,878
    Accounts receivable, net                                                43,712         32,980
    Current portion of deferred income taxes                                 8,873         11,310
    Other current assets                                                     5,062          2,802
                                                                         ---------      ---------
        Total current assets                                               153,234         90,038
Property and equipment, net                                                 13,183         12,102
Deferred income taxes, less current portion                                 19,476         15,322
Long-term investments available for sale                                    52,316             --
Debt issuance costs, net                                                     2,885             --
Other assets                                                                 8,066          2,415
                                                                         ---------      ---------

                                                                         $ 249,160      $ 119,877
                                                                         =========      =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                      $   5,848      $   5,728
   Accrued liabilities                                                      12,767          5,933
   Deferred revenue                                                          8,606          3,883
   Other current liabilities                                                   150            191
                                                                         ---------      ---------
       Total current liabilities                                            27,371         15,735
Convertible Subordinated Notes                                             100,000             --
Other non-current liabilities                                                   94            239

Minority interest in consolidated subsidiary                                   103             43

Stockholders' equity:
   Preferred stock, $0.001 par value - 4,000 shares authorized:
       No shares issued or outstanding                                          --
                                                                         ---------      ---------
   Common stock, $0.001 par value - 50,000 shares authorized:
       25,515 and 24,538 shares issued and outstanding, respectively            26             25
   Paid-in capital                                                         124,362         95,919
   Retained earnings                                                        (2,672)         8,029
   Accumulated other comprehensive income                                     (124)          (113)
                                                                         ---------      ---------
       Total stockholders' equity                                          121,592        103,860
                                                                         ---------      ---------

                                                                         $ 249,160      $ 119,877
                                                                         =========      =========

          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                   JUNE 30,                     JUNE 30,
                                                                            ----------------------      ----------------------
                                                                                1998          1997          1998          1997
                                                                            --------      --------      --------      --------
Revenues:
   License and maintenance                                                  $ 33,796      $ 22,311      $ 60,678      $ 40,643
   Installation and implementation                                             3,623         2,188         6,819         4,134
   Contracts and other                                                         3,584         1,805         6,476         4,531
   Service bureau                                                              2,138         1,289         4,249         2,357
                                                                            --------      --------      --------      --------
       Total revenues                                                         43,141        27,593        78,222        51,665
                                                                            --------      --------      --------      --------

Operating expenses:
   License and maintenance                                                     8,333         5,036        14,305         9,030
   Installation and implementation                                             2,756         1,251         4,619         2,052
   Contracts and other                                                         2,829         1,454         4,705         3,304
   Service bureau                                                              1,327           919         2,360         1,783
   Research and development                                                    7,803         4,930        14,664         9,361
   In-process research and development                                        19,083            --        22,783            --
   Sales and marketing                                                         8,846         5,233        16,487         9,786
   General and administrative                                                  3,693         2,768         7,024         5,227
                                                                            --------      --------      --------      --------
       Total operating expenses                                               54,670        21,591        86,947        40,543

Operating (loss) income                                                      (11,529)        6,002        (8,725)       11,122

Other income, net                                                              2,037           503         2,829           957
Interest expense                                                              (1,396)          (22)       (1,787)          (47)
Minority interest in income of consolidated subsidiary                           (38)           --           (60)           --
                                                                            --------      --------      --------      --------
   Total other income, net                                                       603           481           982           910

       (Loss) income before income tax provision                             (10,926)        6,483        (7,743)       12,032
Income tax provision                                                           1,790         1,524         2,958         2,861
                                                                            --------      --------      --------      --------
           Net(loss)income                                                  $(12,716)     $  4,959      $(10,701)     $  9,171
                                                                            ========      ========      ========      ========

Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                      (124)          107            (3)           (9)
  Unrealized (losses) gains on securities available for sale                      (1)           48            (8)           81
                                                                            --------      --------      --------      --------
      Total other comprehensive income                                          (125)          155           (11)           72
                                                                            --------      --------      --------      --------
Comprehensive income                                                         (12,841)        5,114       (10,712)        9,243
                                                                            --------      --------      --------      --------

Earnings per share:
   Basic net (loss) income per common share                                 $  (0.50)     $   0.20      $  (0.43)     $   0.38
                                                                            ========      ========      ========      ========
   Diluted net (loss) income per common share                               $  (0.50)     $   0.19      $  (0.43)     $   0.36
                                                                            ========      ========      ========      ========


Shares used in computing basic net (loss) income per common share share       25,290        24,207        24,987        24,143
                                                                            ========      ========      ========      ========

Shares used in computing diluted net (loss) income per common share           25,290        25,521        24,987        25,464
                                                                            ========      ========      ========      ========


          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                        SIX MONTHS ENDED JUNE 30,
                                                                        ------------------------
                                                                          1998           1997
                                                                        ---------      ---------
Cash flows from operating activities:
    Net (loss) income                                                   $ (10,701)     $   9,171
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Depreciation and amortization                                       3,672          2,141
        Purchased research and development                                 22,782             --
        Tax benefit from stock option transactions                          2,958          2,427
        Changes in assets and liabilities:
            Accounts receivable, net                                       (8,573)        (2,933)
            Other assets                                                     (993)          (443)
            Deferred income taxes                                           1,571          2,410
            Accounts payable                                                 (317)          (303)
            Accrued liabilities                                             2,502           (802)
            Deferred revenue                                                  203          1,089
            Other liabilities                                                (217)           (73)
                                                                        ---------      ---------
                Net cash provided by operating activities                  12,887         12,684
                                                                        ---------      ---------

Cash flows from investing activities:
    Purchases of investments                                              (99,030)       (21,546)
    Maturities of investments                                              17,504          6,350
    Proceeds from sale of investments                                       4,000          5,038
    Cash purchased in business acquisition                                    648             --
    Acquisitions, net of cash acquired                                     (6,249)
    Acquisitions of property and equipment                                 (3,399)        (2,786)
                                                                        ---------      ---------
                Net cash used in investing activities                     (86,526)       (12,944)
                                                                        ---------      ---------

Cash flows from financing activities:
    Net proceeds from issuances of common stock                             4,900          1,698
    Proceeds from issuances of Convertible Subordinated Notes             100,000             --
    Debt issuance costs                                                    (2,933)            --
    Repayment of bank line of credit                                         (770)
    Repayment of capital lease obligations                                   (105)          (252)
    Distributions to CompReview Stockholders                                   --         (3,599)
                                                                        ---------      ---------
                Net cash provided by (used in) financing activities       101,092         (2,153)
                                                                        ---------      ---------

Effect of exchange rate changes on cash                                       (71)            (9)
                                                                        ---------      ---------
Net increase (decrease) in cash and cash equivalents                       27,382         (2,422)
Cash and cash equivalents at the beginning of the period                   18,068          8,121
                                                                        ---------      ---------

Cash and cash equivalents at the end of the period                      $  45,450      $   5,699
                                                                        =========      =========

Significant non-cash investing activities:
     Assets assumed in acquisitions of PCS, FTI, and ATACS              $   9,929             $-
                                                                        =========      =========
     Liabilities assumed in acquisitions of PCS, FTI, and ATACS         $   7,297             $-
                                                                        =========      =========


          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 GENERAL

           In management's opinion, the accompanying unaudited consolidated financial statements for HNC Software Inc. (the "Company") for the three months and six months ended June 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except the December 31, 1997 balance sheet. This Report and the accompanying unaudited and audited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997 (the "1997 Annual Report"). Footnotes that would substantially duplicate the disclosures in the Company's audited financial statements for the fiscal year ended December 31, 1997 contained in the 1997 Annual Report have been omitted. The interim financial information contained in this Report is not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year ending December 31, 1998.


NOTE 2 BASIS OF PRESENTATION

           The consolidated financial statements and related notes contained in this Report give retroactive effect to the Company's November 28, 1997 acquisition of CompReview, Inc., accounted for as a pooling of interests, for all periods presented. The acquisitions of Practical Control Systems Technologies, Inc. ("PCS") and Financial Technology, Inc. ("FTI") were completed on March 31, 1998 and April 7, 1998, respectively, and accounted for as purchases as of the respective acquisition dates. In addition, the acquisition of the Advanced Telecommunications Abuse Control System ("ATACS") product line of Bedford Associates, Inc., which is a wholly owned subsidiary of British Airways plc, was completed on June 11, 1998 and accounted for as a purchase as of that date. In connection with these acquisitions, acquired in-process research and development in the aggregate amount of $22.8 million was charged to operations at the respective acquisition dates.


NOTE 3 ACQUISITIONS

           On March 31, 1998, the Company acquired PCS, based in Cincinnati, Ohio. PCS, founded in 1985, is a supplier of fully integrated distribution center management software that addresses the distribution business needs of the retail, manufacturing and wholesale industries. HNC acquired PCS in exchange for 142,868 shares of HNC common stock, 14,286 of which are subject to an escrow to secure certain indemnification obligations of the former PCS stockholders plus the contingent right, subject to PCS' achievement of certain financial objectives during calendar 1998 and 1999, to receive certain additional shares of HNC common stock.

           On April 7, 1998, the Company acquired FTI. Incorporated in 1982, FTI is a provider of profitability measurement and decision-support software to the financial services industry and serves a substantial user base in the United States, Canada, and Europe. HNC acquired FTI in exchange for the issuance of 396,617 shares of HNC common stock, 97,390 of which are subject to an escrow to secure certain indemnification obligations of the former FTI stockholders; a cash payment of $1.5 million; and the contingent right, subject to FTI's achievement of certain financial objectives during calendar 1998, to receive up to $5,590,000 of HNC common stock.

           On June 11, 1998, the Company acquired the ATACS product line. ATACS, a subsidiary of Bedford Associates, Inc., which is a wholly owned subsidiary of British Airways plc, is a fraud-management software solution for wireline, wireless and Internet telecommunication service providers. HNC acquired the ATACS product line for a cash payment of $4.75 million.


NOTE 4 COMPREHENSIVE INCOME

           During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 requires the Company to report in the financial statements, in addition to net income, comprehensive income and its components including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners."


NOTE 5 RECLASSIFICATIONS

           Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 6 RECONCILIATION OF NET (LOSS) INCOME AND SHARES USED IN PER SHARE COMPUTATIONS

                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                             ----------------------     ----------------------
                                               1998          1997         1998          1997
                                             --------      --------     --------      --------
NET (LOSS) INCOME USED:
Net (loss) income used in computing
     basic and diluted net (loss) income
     per common share                        $(12,716)     $  4,959     $(10,701)     $  9,171
                                             ========      ========     ========      ========
SHARES USED:
Shares used in computing basic net
     (loss) income per common share            25,290        24,207       24,987        24,143

Weighted average options to purchase
     common stock as determined by
     application of the treasury stock
     method                                        --         1,297           --         1,304

Purchase Plan common stock
     equivalents                                   --            17           --            17
                                             --------      --------     --------      --------

Shares used in computing diluted net
     (loss) income per common share            25,290        25,521       24,987        25,464
                                             ========      ========     ========      ========


           For the three and six month periods ended June 30, 1998, common stock equivalents of approximately 1,385,000 and 1,449,000 shares, respectively, were not used to calculate diluted net (loss) income per share because of their anti-dilutive effect. The conversion of the Company's 4.75% convertible subordinated notes for the three and six month periods ended June 30, 1998 of 2,230,000 and 1,319,000 shares, respectively, were not used to calculate diluted net (loss) income per share as their effect would be anti-dilutive.


NOTE 7 NEW ACCOUNTING PRONOUNCEMENT

           In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133") which the Company will be required to adopt for its 2000 annual financial statements. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company had not determined the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations.

                                HNC SOFTWARE INC.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS:  NO ASSURANCES INTENDED

           This Report (including without limitation the following section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks" and "estimates," and similar expressions or variations of such words, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

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

YEAR 2000 COMPLIANCE

           It is generally anticipated that many organizations will experience operational difficulties at the beginning of the Year 2000 as a result of the fact that many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Significant uncertainty exists in the software and other industries concerning the scope and magnitude of problems associated with the century change. Based on the Company's assessment to date, the Company believes that the current version of each of its material products is Year 2000 compliant. However, there can be no assurance that all of the Company's customers will install the Year 2000 compliant version of the Company's products in a timely manner, which could lead to failure of customer systems and product liability claims against the Company. The Company is assessing the products it has acquired in its recent acquisitions for Year 2000 compliance. The inability of the Company to complete its assessment and any necessary modifications to these recently acquired products could have a material adverse effect on the Company's business, financial condition and results of operations. Even if the Company's products are Year 2000 compliant, the Company may in the future be subject to claims based on Year 2000 issues in the products of other companies, or issues arising from the integration of multiple products within a system. The costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the Company's products are generally used with enterprise systems involving complicated software products developed by other vendors, which may not be Year 2000 compliant. In particular, many of the Company's customers are financial institutions, insurance companies and other companies with insurance and financial services businesses, all of which use legacy computer systems that are expected to be particularly susceptible to Year 2000 compliance issues. If the Company's customers are unable to use their information systems because of the failure of such noncompliant systems or software or for any other reason, there would be a decrease in the volume of transactions that the Company's customers process using the Company's products. As a result, the Company's recurring revenue in the form of transactional fees from customers in the insurance and financial services markets would decline, which would have a material adverse effect on the Company's business, financial condition and results of operations. Such failure could also affect the perceived performance of the Company's products, which could have a negative effect on the Company's competitive position. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could result in a material adverse effect on the Company's business, financial condition and results of operations.

           The Company is reviewing its major internal corporate systems for Year 2000 compliance and intends to take appropriate action based on the results of such review. The Company's plan for the Year 2000 calls for compliance verification of external vendors supplying software and information systems to the Company and communication with significant suppliers to determine the readiness of third parties' remediation of their own Year 2000 issues. As part of its assessment, the Company is evaluating the level of validation it will require of third parties to ensure their Year 2000 readiness. To date, the Company has not encountered any material Year 2000 issues concerning its computer systems. The Company plans to complete its Year 2000 research and testing by the end of 1998. All costs associated with carrying out the Company' plan for the Year 2000 compliance are being expensed as incurred. The total cost associated with preparation for the Year 2000 has not been, and is not expected to be, material to the Company's business, financial condition or results of operations. Nevertheless, the Company may not timely identify and remediate all significant Year 2000 problems and remedial efforts may involve significant time and expense. There can be no assurance that any Year 2000 compliance problems of the Company or its customers or suppliers will not have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

           HNC develops, markets and supports predictive software solutions for several leading service industries. These predictive software solutions may employ proprietary neural-network predictive decision engines, profiles, traditional statistical modeling, business models, expert rules and context vectors to convert existing data and business experiences into meaningful recommendations and actions. HNC has developed a growing family of predictive software products that provide specific solutions for each of the healthcare/insurance, financial services and retail markets. The Company's healthcare/insurance products, which are developed and marketed by its Insurance Solutions subsidiary, emphasize the workmen's compensation field and provide a variety of solutions to insurers, parties who administer insurance claims and health care administrators. HNC's products for the financial services market include products targeted at bank and private label payment card issuers and payment processors and products that allow lenders to automate the loan approval decision process. For the retail industry, HNC has developed a group of products that address inventory control, merchandise management and financial control management.

           The Company's revenues are comprised of license and maintenance revenues, installation and implementation revenues, contracts and other revenues and service bureau revenues. The Company's revenues for the three months ended June 30, 1998 were $43.1 million, an increase of 56% over revenues of $27.6 million for the same period in the prior year. The Company's revenues for the six months ended June 30, 1998 were $78.2 million, an increase of 51% over revenues of $51.7 million for the same period in the prior year.

           LICENSE AND MAINTENANCE REVENUES. License and maintenance revenues were $33.8 million for the quarter ended June 30, 1998, an increase of 51% from $22.3 million for the comparable quarter in 1997. License and maintenance revenues were $60.7 million for the six months ended June 30, 1998, an increase of 49% from $40.6 million for the comparable period in 1997. The Company's license and maintenance revenues are derived from periodic recurring license and maintenance fees and perpetual license fees. These increases in license and maintenance revenues were due primarily to the growth of license fee revenues from the retail and financial services industry segments. The increase in license and maintenance revenues in the retail industry was primarily due to an increase in sales of the Retek suite of products and sales related to the recently acquired company, PCS. The increase in the financial services industry is attributable to an increase in sales of the Falcon and Capstone product lines and sales of the ProfitMax product. Sales generated by the recently acquired company, FTI, also contributed to this increase.

           INSTALLATION AND IMPLEMENTATION REVENUES. Installation and implementation revenues for the quarter ended June 30, 1998 were $3.6 million, an increase of 66% from $2.2 million for the quarter ended June 30, 1997. Additionally, installation and implementation revenues for the six months ended June 30, 1998 were $6.8 million, an increase of 65% from $4.1 million for the six months ended June 30, 1997. These increases were primarily due to new installations within the financial services industry, primarily related to the ProfitMax and Capstone product lines. Revenues from installation and implementation services are generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion.

           CONTRACTS AND OTHER REVENUES. Contracts and other revenues for the three months ended June 30, 1998 were $3.6 million, an increase of 99% from $1.8 million for the same period in the prior year. Likewise, contracts and other revenues for the six months ended June 30, 1998 were $6.5 million, an increase of 43% from $4.5 million for the same period in the prior year. Contracts and other revenues are derived primarily from development and consulting contracts with commercial customers and, to a lesser extent, research and development contracts with the

United States Government. Revenues for new product pilots (i.e., the first production installation of a new product) are also reported as contract and other revenues. Revenues from contract services are generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. These increases were attributable to increases in consulting contracts with commercial customers primarily in the retail industry segment.

           SERVICE BUREAU REVENUES. Service bureau revenues for the three months ended June 30, 1998 were $2.1 million, an increase of 66% from $1.3 million for the same period in the prior year. Service bureau revenues for the six months ended June 30, 1998 were $4.2 million, an increase of 80% from $2.4 million for the same period in the prior year. This increase was attributable to an increase in the number of customers utilizing the Company's CRLink service bureau operations.

           LICENSE AND MAINTENANCE EXPENSES. License and maintenance expenses primarily consist of the Company's expenses for personnel engaged in customer support activities, costs of travel to customer sites and the costs of documentation materials. License and maintenance expenses for the second quarter of 1998 were $8.3 million and constituted 25% of license and maintenance revenues for the quarter, whereas such expenses were $5.0 million and represented 23% of license and maintenance revenues in the second quarter of 1997. Additionally, license and maintenance expenses for the six months ended June 30, 1998 were $14.3 million and represented 24% of license and maintenance revenues for that six-month period, whereas such expenses were $9.0 million and represented 22% of license and maintenance revenues for the six months ended June 30, 1997. The primary reason for the increase in these expenses, in absolute dollars and as a percent of revenues, was increased staffing and associated costs in client services to support an increased volume of business.

           INSTALLATION AND IMPLEMENTATION EXPENSES. Installation and implementation expenses for the second quarter of 1998 were $2.8 million and 76% of installation and implementation revenues, whereas such expenses were $1.3 million and 57% of installation and implementation revenues during the second quarter of 1997. Installation and implementation expenses for the first six months of 1998 were $4.6 million and 68% of installation and implementation revenues, whereas such expenses were $2.1 million and 50% of installation and implementation revenues during the first six months of 1997. The primary reason for the increase in these expenses in absolute dollars was increased staffing and associated costs to support an increased volume of business. Installation and implementation expenses as a percent of installation and implementation revenues increased during the quarter and six months ended June 30, 1998, respectively, as compared to the respective periods in 1997. The associated decrease in gross margins was a result of a shift in the mix of implementations within the financial services segment due primarily to an increase in Capstone implementations, which have substantially lower margins than implementations of the Falcon products.

           CONTRACTS AND OTHER EXPENSES. Contracts and other expenses consist primarily of personnel-related expenses associated with the Company's performance of such development, consulting, and research and development contracts. Contracts and other expenses in the second quarter of 1998 were $2.8 million or 79% of contracts and other revenues as compared to $1.5 million or 81% of such revenues in the second quarter of 1997. Contracts and other expenses for the first six months of 1998 were $4.7 million or 73% of contracts and other revenues as compared to $3.3 million or 73% of such revenues for the first six months of 1997. The decreases in the second quarter expenses as a percentage of contracts and other revenues were due to the increase in revenue from commercial consulting contracts in the retail industry out pacing the increase in costs to support the increased volume in business. The remaining development contracts were primarily retail consulting contracts, government contacts and on-going model development projects, which typically yield lower margins than commercial new product pilot contracts.

           SERVICE BUREAU EXPENSES. Service bureau expenses during the second quarter of 1998 were $1.3 million or 62% of service bureau revenues as compared to $919,000 or 71% of such revenues during the second quarter of 1997. Service bureau expenses during the first six months of 1998 were $2.4 million or 56% of service bureau revenues as compared to $1.8 million or 76% of such revenues during the first six months of 1997. The associated increases in gross margins were the result of increases in the number of "complex" bills processed, which typically yield higher margins than normal bills.

           RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the second quarter of 1998 were $7.8 million or 18% of total revenues compared to $4.9 million or 18% of total revenues in the second quarter of the prior year. Research and development expenses for the first six months of 1998 were $14.7 million or 19% of total revenues compared to $9.4 million or 18% of total revenues for the first six months of the prior year. The increase in these expenses in absolute dollars was due primarily to increases in staffing and related costs to support increased product development activities, primarily related to enhancements to the healthcare/insurance and retail segment products and, to a lesser extent, the financial services segment products.

           IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES. In-process research and development expenses were $19.1 million and $22.8 million for the three and six month periods ended June 30, 1998, respectively. These one-time write-offs were related to the acquisitions of PCS and FTI and the asset purchase of ATACS during the first six months of 1998.

           SALES AND MARKETING EXPENSES. Sales and marketing expenses were $8.8 million or 21% of total revenues in the second quarter of 1998 compared to $5.2 million or 19% of total revenues in the second quarter of 1997. Sales and marketing expenses were $16.5 million or 21% of total revenues in the first six months of 1998 compared to $9.8 million or 19% of total revenues in the first six months of 1997. The increases in sales and marketing expenses were due primarily to increases in staffing related to the Company's expansion of its direct sales and marketing staff, including opening sales offices in Canada, Germany, South Africa, France and Japan.

           GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $3.7 million or 9% of total revenues in the second quarter of 1998, compared to $2.8 million or 10% of total revenues in the second quarter of the prior year. General and administrative expenses were $7.0 million or 9% of total revenues in the first six months of 1998, compared to $5.2 million or 10% of total revenues in the first six months of the prior year. General and administrative expenses, excluding acquisition related costs of $428,000, were $3.3 million or 8% of total revenues in the second quarter of 1998, compared to $2.8 million or 10% of total revenues in the second quarter of the prior year. General and administrative expenses, excluding acquisition related costs of $673,000, were $6.4 million or 8% of total revenues in the first six months of 1998, compared to $5.2 million or 10% of total revenues in the first six months of the prior year. The increase in absolute dollars was due primarily to increased staffing and related expenses, including recruiting costs, to support higher levels of sales and development activity of the Company resulting in part from the Company's recent acquisitions.

           TOTAL OTHER INCOME, NET. Other income for the second quarter of 1998 was $603,000 compared to $481,000 in the second quarter of the prior year. Other income for the first six months of 1998 was $982,000 compared to $910,000 in the first six months of the prior year. Other income is comprised primarily of interest income earned on cash and investment balances, net of interest expense related to the 4.75% convertible subordinated notes due 2003. The increase is the result of increased interest income related to the increase in investments, partially offset by the interest expense related to the notes.

           INCOME TAX PROVISION. The income tax provisions of $1.8 million and $1.5 million in the second quarters of 1998 and 1997, respectively, and the income tax provisions of $3.0 million and $2.9 million during the first six months of 1998 and 1997, respectively, are based on management's estimates of the effective tax rates to be incurred by the Company during those respective full fiscal years. The income tax provisions of $1.8 million and $3.0 million for the three and six month periods ended June 30, 1998, respectively, include the tax effects for the permanent differences generated by the one-time write-offs of in-process research and development related to the purchase of FTI in the second quarter of 1998 and the purchase of both PCS and FTI during the six months ended June 30,1998. The income tax provision of $1.5 million in the second quarter of 1997 and $2.9 million during the first six months of 1997 was lower than 1997 taxes at statutory rates primarily as a result of CompReview's subchapter S corporation status prior to the acquisition, which resulted in CompReview's tax liability being borne by its former stockholders. As of the date of the acquisition, CompReview's tax status was changed to C corporation. In the future, the Company expects that the effective tax rate will be reflective of the tax rate of other California-based companies.


LIQUIDITY AND CAPITAL RESOURCES

           Net cash provided by operating activities during the first six months of 1998 was $12.9 million, which primarily represented net income before non-cash charges for purchased research and development and depreciation and amortization of approximately $15.8 million, offset in part by an increase in accounts receivable. Net cash used in investing activities was $86.5 million during the first six months of 1998, primarily due to net purchases of investments of $81.5 million. Net cash provided by financing activities of $101.1 million during the first six months of 1998 was primarily related to proceeds from the issuance of the Company's 4.75% convertible subordinated notes due 2003 of $100.0 million issued in conjunction with the Company's debt offering in March 1998 and net proceeds of $4.9 million from the issuance of common stock. This was partially offset by costs of approximately $2.9 million related to the issuance of the above-mentioned convertible subordinated notes.

           At June 30, 1998, the Company had $147.9 million in cash, cash equivalents and investments available for sale. The Company believes that its current cash, cash equivalents and investments available for sale balances, borrowings under its credit facility and net cash provided by operating activities, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Management intends to invest the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities. A portion of the Company's cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies or data. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products, technologies or data.

PART  II  - OTHER INFORMATION

Item 2:    CHANGES IN SECURITIES

         (c) As disclosed in the Report on Form 10-Q filed by HNC for its fiscal quarter ended March 31, 1998 and in its report on Form 8-K filed April 22, 1998, on April 7, 1998 HNC issued 396,617 shares of its Common Stock as consideration for HNC's acquisition of Financial Technology, Inc. ("FTI"), a provider of profitability measurement and decision support software to the financial services industry. These shares were issued by HNC in a merger transaction in which FTI became a wholly-owned subsidiary of HNC. Of the 396,617 shares of common stock issued to the former FTI shareholders, 97,390 are subject to an escrow to secure certain indemnification obligations of such shareholders to HNC. The FTI shareholders also have the contingent right, subject to FTI's achievement of certain financial objectives during calendar 1998, to receive up to an additional $5,590,000 of HNC common stock based on a formula. The shares issued by HNC in this transaction were offered and sold solely to the shareholders of FTI in exchange for the transfer of their entire ownership interests in FTI in the merger. The shares of HNC common stock issued in the FTI merger were issued without registration under the 1933 Act in reliance on the exemptions afforded by Section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated under the 1933 Act. In relying upon the foregoing exemptions, HNC took into account, among other things, the limited number of FTI's shareholders (3 shareholders in total), the manner of HNC's offering to such shareholders, the information regarding FTI, HNC and the merger furnished to such shareholders, the representation of FTI by its legal counsel and the representations and warranties made by FTI and the FTI shareholders to HNC in connection with the transaction.


Item 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company held its 1997 Annual Meeting of Stockholders on May 21, 1998 (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders elected the Company's Board of Directors and approved the proposals described more fully below. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.

           As of March 27, 1998, the record date for the Annual Meeting, there were approximately 24,727,776 shares of the Company's Common Stock outstanding and entitled to vote, of which 21,472,944 shares were present in person or by proxy at the Annual Meeting. The directors of the Company who were elected at the Annual Meeting were: Edward K. Chandler, Oliver D. Curme, Thomas F. Farb, Charles H. Gaylord, Jr. and Robert L. North.

           The proposals considered at the Annual Meeting were voted on as follows:

1. Election of Directors. Proposal to elect five directors of the Company, each to serve until the next Annual Meeting of Stockholders and until his successor is duly elected and qualified or until his earlier resignation or removal.

                                            VOTES FOR      VOTES WITHHELD
                                            ---------      --------------
           Nominees
           Edward K. Chandler               21,240,886           232,058
           Oliver D. Curme                  21,241,186           231,758
           Thomas L. Farb                   21,252,766           220,178
           Charles H. Gaylord, Jr.          21,254,177           218,767
           Robert L. North                  21,255,724           217,220

2. Amendment to the 1995 Equity Incentive Plan. Proposal to amend the Company's 1995 Equity Incentive Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder by 1,000,000.

                      VOTES FOR                    VOTES AGAINST                     ABSTENTIONS
                      ---------                    -------------                     -----------
                     13,552,043                      7,878,067                         42,834

3. Ratification of Auditors. Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's auditors for the Company's fiscal year ending December 31, 1998.

                      VOTES FOR                    VOTES AGAINST                     ABSTENTIONS
                      ---------                    -------------                     -----------
                     21,344,302                        77,895                          50,747


Item 5:    OTHER INFORMATION

           The following statement is provided pursuant to Rule 14a-5 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended: Proxies solicited by the Company for the Company's 1999 Annual Meeting of Stockholders will be voted in the discretion of the persons voting such proxies with respect to all proposals presented by stockholders for consideration at such meeting after March 23, 1999.

QUALIFIED SMALL BUSINESS STOCK

           The Company is currently conducting a study to determine if it was a qualified small business within the meaning of Internal Revenue Code ("IRC") Section 1202 from the period beginning after August 10, 1993 through December 14, 1995. The Company's preliminary analysis indicates its tax bases of gross assets exceeded the statutory limit after December 14, 1995 and therefore does not meet the qualified small business test after that date.

           If the Company determines it is a qualified small business, qualified stockholders who acquired their shares at original issue after August 10, 1993 and before December 14, 1995 and who meet a holding period requirement may be eligible for special income tax treatment upon the sale (or reimbursement of sale proceeds) of their shares. Additionally, qualified stockholders who acquired shares of the Company's stock in connection with the Company's acquisition of their company may be eligible for special income tax treatment upon the sale of their shares of the Company's stock if the acquired company was a qualified small business within the meaning of IRC Section 1202.

Item 6:    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                  3(i).01  Registrant's Bylaws, as amended.

                  10.01 Registrant's 1995 Equity Incentive Plan and related documents, as amended.

                  10.02    Registrant's 1998 Stock Option Plan, as amended.

                  27.01    Financial Data Schedule.

           (b)   Reports on Form 8-K

                 On April 21, 1998, the Company filed a Report on Form 8-K filed with respect to an event dated April 7, 1998 (the acquisition of Financial Technology, Inc. described in Item 2). No other reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HNC SOFTWARE INC.



Date:  August 14, 1998                  By: /s/ Raymond V. Thomas
                                            ---------------------
                                            Raymond V. Thomas
                                            Vice President, Finance &
                                            Administration and
                                            Chief Financial Officer

                                            (for Registrant as duly authorized
                                             officer and as Principal
                                             Financial Officer and Principal
                                             Accounting Officer)

                                  EXHIBIT INDEX



Exhibits
--------
3(i).01   Registrant's Bylaws, as amended.

10.01 Registrant's 1995 Equity Incentive Plan and related documents, as amended.

10.02     Registrant's 1998 Stock Option Plan, as amended.

27.01     Financial Data Schedule.