Form 10-Q
period 1998-09-30
HNC SOFTWARE INC/DE
filed 1998-11-16
CIK 945093

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

AS OF OCTOBER 30, 1998, THERE WERE 25,811,583 SHARES OF REGISTRANT'S COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING.

================================================================================

                                  INDEX LISTING

--------------------------------------------------------------------------------

                                                                                   Page
                                                                                  Number
                                                                                  ------
PART I         FINANCIAL INFORMATION

Item 1:        FINANCIAL STATEMENTS

               Consolidated Balance Sheet at September 30, 1998 (unaudited)          3
                  and December 31, 1997

               Consolidated Statement of Operations (unaudited) for the three        4
                  and nine months ended September 30, 1998 and 1997

               Consolidated Statement of Cash Flows (unaudited) for                  5
                  the nine months ended September 30, 1998 and 1997

               Consolidated Statement of Changes in Stockholders' Equity and         6
                  Comprehensive Income (Loss) for the nine months ended
                  September 30, 1998

               Notes to Consolidated Financial Statements (unaudited)                7

Item 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                   12


PART II        OTHER INFORMATION

Item 6:        EXHIBITS AND REPORT ON FORM 8-K                                       23

Signatures                                                                           24

Exhibit Index                                                                        25

PART  I  -  FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1:    FINANCIAL STATEMENTS

                                HNC SOFTWARE INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)

                                     ASSETS

                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                            1998                1997
                                                                       -------------        ------------
                                                                        (unaudited)
Current assets:
    Cash and cash equivalents                                            $  40,746           $  18,068
    Investments available for sale                                          48,725              24,878
    Accounts receivable, net                                                50,391              32,980
    Current portion of deferred income taxes                                 8,873              11,310
    Other current assets                                                     4,711               2,802
                                                                         ---------           ---------
        Total current assets                                               153,446              90,038
Property and equipment, net                                                 14,597              12,102
Deferred income taxes, less current portion                                 18,180              15,322
Long-term investments available for sale                                    61,125                  --
Other assets                                                                11,226               2,415
                                                                         ---------           ---------
                                                                         $ 258,574           $ 119,877
                                                                         =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                      $   5,892           $   5,728
   Accrued liabilities                                                       9,567               5,933
   Deferred revenue                                                          7,881               3,883
   Other current liabilities                                                   104                 191
                                                                         ---------           ---------
       Total current liabilities                                            23,444              15,735

Convertible Subordinated Notes                                             100,000                  --
Other non-current liabilities                                                   30                 239

Minority interest in consolidated subsidiary                                   157                  43

Stockholders' equity:
   Preferred stock, $0.001 par value - 4,000 shares authorized;
       No shares issued or outstanding                                          --                  --
   Common stock, $0.001 par value - 50,000 shares authorized;
       25,809 and 24,538 shares issued and outstanding,
       respectively                                                             26                  25
   Paid-in capital                                                         131,502              95,919
   Retained earnings                                                         3,438               8,029
   Accumulated other comprehensive income (loss)                               (23)               (113)
                                                                         ---------           ---------
       Total stockholders' equity                                          134,943             103,860
                                                                         ---------           ---------
                                                                         $ 258,574           $ 119,877
                                                                         =========           =========

          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                                           ----------------------      -----------------------
                                                                              1998          1997          1998         1997
                                                                           ---------     ---------     ---------     ---------
Revenues:
   License and maintenance                                                 $  36,803     $  23,705     $  97,480     $  64,347
   Services and other                                                         10,947         6,284        28,492        17,307
                                                                           ---------     ---------     ---------     ---------
     Total revenues                                                           47,750        29,989       125,972        81,654
                                                                           ---------     ---------     ---------     ---------

Operating expenses:
   License and maintenance                                                     8,021         4,957        22,168        13,987
   Services and other                                                          8,521         3,813        20,179        10,952
   Research and development                                                    9,000         6,015        23,466        15,376
   Sales and marketing                                                         8,797         5,691        25,245        15,477
   General and administrative                                                  3,843         3,142        10,847         8,369
   In-process research and development                                            --            --        22,783            --
   Acquisition related amortization                                              465            --           906            --
                                                                           ---------     ---------     ---------     ---------
     Total operating expenses                                                 38,647        23,618       125,594        64,161
                                                                           ---------     ---------     ---------     ---------

Operating income                                                               9,103         6,371           378        17,493

Other income, net                                                              2,084           554         4,912         1,511
Interest expense                                                              (1,418)          (16)       (3,205)          (63)
Minority interest in income of consolidated subsidiary                           (54)           --          (114)           --
                                                                           ---------     ---------     ---------     ---------
   Total other income, net                                                       612           538         1,593         1,448

     Income before income tax provision                                        9,715         6,909         1,971        18,941
Income tax provision                                                           3,605         1,782         6,562         4,643
                                                                           ---------     ---------     ---------     ---------
        Net income (loss)                                                  $   6,110     $   5,127     $  (4,591)    $  14,298
                                                                           =========     =========     =========     =========

Earnings per share:
   Basic net income (loss) per common share                                $    0.24     $    0.21     $   (0.18)    $    0.59
                                                                           =========     =========     =========     =========
   Diluted net income (loss) per common share                              $    0.24     $    0.20     $   (0.18)    $    0.56
                                                                           =========     =========     =========     =========

Shares used in computing basic net income (loss) per common share             25,694        24,359        25,217        24,213
                                                                           =========     =========     =========     =========

Shares used in computing diluted net income (loss) per common share           29,428        25,894        25,217        25,574
                                                                           =========     =========     =========     =========





          See accompanying notes to consolidated financial statements.

                                       HNC SOFTWARE INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                             (in thousands, except per share data)
                                          (unaudited)


                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            ------------------------------
                                                                                 1998             1997
                                                                              ---------         ---------
Cash flows from operating activities:
    Net (loss) income                                                         $  (4,591)        $  14,298
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Depreciation and amortization                                             5,882             3,478
        Purchased research and development                                       22,783                --
        Tax benefit from stock option transactions                                6,100             4,165
        Changes in assets and liabilities:
            Accounts receivable, net                                            (15,252)           (8,298)
            Other assets                                                         (1,753)             (927)
            Deferred income taxes                                                 5,236             4,146
            Accounts payable                                                       (273)            2,325
            Accrued liabilities                                                  (3,840)           (1,956)
            Deferred revenue                                                       (522)             (848)
            Other liabilities                                                      (227)             (110)
                                                                              ---------         ---------
                Net cash provided by operating activities                        13,543            16,273
                                                                              ---------         ---------
Cash flows from investing activities:
    Purchases of investments                                                   (126,960)          (27,712)
    Maturities of investments                                                    38,284            12,100
    Proceeds from sale of investments                                             4,000             5,689
    Cash purchased in business acquisition                                          649                --
    Acquisitions, net of cash acquired                                           (6,250)               --
    Acquisitions of property and equipment                                       (6,472)           (6,873)
                                                                              ---------         ---------
                Net cash used in investing activities                           (96,749)          (16,796)
                                                                              ---------         ---------
Cash flows from financing activities:
    Net proceeds from issuances of common stock                                   9,671             3,447
    Proceeds from issuances of Convertible Subordinated Notes                   100,000                --
    Debt issuance costs                                                          (2,779)               --
    Repayment of bank line of credit                                               (770)               --
    Repayment of capital lease obligations                                         (151)             (332)
    Distributions to CompReview Stockholders                                         --            (5,798)
                                                                              ---------         ---------
                Net cash provided by (used in) financing activities             105,971            (2,683)
                                                                              ---------         ---------
Effect of exchange rate changes on cash                                             (87)              (14)
                                                                              ---------         ---------
Net increase (decrease) in cash and cash equivalents                             22,678            (3,220)
Cash and cash equivalents at the beginning of the period                         18,068             8,121
                                                                              ---------         ---------
Cash and cash equivalents at the end of the period                            $  40,746         $   4,901
                                                                              =========         =========
Significant non-cash investing activities:
     Assets assumed in acquisitions of PCS, FTI, and ATACS                    $   9,929         $      --
                                                                              =========         =========
     Liabilities assumed in acquisitions of PCS, FTI, and ATACS               $   7,297         $      --
                                                                              =========         =========




          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (unaudited)

                                                                              ACCUMULATED
                                                                                OTHER                     TOTAL
                                                   COMMON STOCK     PAID-IN  COMPREHENSIVE   RETAINED  STOCKHOLDERS'  COMPREHENSIVE
                                               SHARES     AMOUNT    CAPITAL   INCOME (LOSS)  EARNINGS     EQUITY      INCOME (LOSS)
                                              ---------   ------   ---------   ------------  --------   ---------     -------------

BALANCE AT DECEMBER 31, 1997                     24,538   $   25   $  95,919    $ (113)     $  8,029   $ 103,860       $
Common stock options exercised                      663        1       7,737                               7,738
Common stock issued under Employee
   Stock Purchase Plan                               68                1,933                               1,933
Tax benefit from stock option transactions                             6,100                               6,100
Common stock issued for acquisition of PCS          143                5,088                               5,088
Common stock issued for acquisition of FTI          397               14,725                              14,725
Unrealized gain on investments                                                     109                       109             109
Foreign currency translation adjustment                                            (19)                      (19)            (19)
Net loss                                                                                      (4,591)     (4,591)         (4,591)
                                              ---------   ------   ---------    ------      --------   ---------       ---------
BALANCE AT SEPTEMBER 30, 1998                    25,809   $   26   $ 131,502    $  (23)     $  3,438   $ 134,943       $  (4,501)
                                              =========   ======   =========    ======      ========   =========       =========



          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
--------------------------------------------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1         GENERAL

        In management's opinion, the accompanying unaudited consolidated financial statements for HNC Software Inc. (the "Company") for the three months and nine months ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except the December 31, 1997 balance sheet. This Report and the accompanying unaudited and audited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997 (the "1997 Annual Report"). Footnotes that would substantially duplicate the disclosures in the Company's audited financial statements for the fiscal year ended December 31, 1997 contained in the 1997 Annual Report have been omitted. The interim financial information contained in this Report is not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year ending December 31, 1998.

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

NOTE 3         ACQUISITIONS

        In March 1998, the Company acquired PCS, a company that develops, markets and supports fully integrated distribution center management software products that address the distribution needs of the retail, manufacturing and wholesale industries. HNC acquired PCS in exchange for 142,868 shares of HNC common stock, 14,286 of which are subject to an escrow to secure certain indemnification obligations of the former PCS stockholders plus the contingent right, subject to PCS' achievement of certain financial objectives during calendar 1998 and 1999, to receive certain additional shares of HNC common stock.

        In April 1998, the Company acquired FTI, a company that develops and markets profitability measurement and decision support software products and related support services to banks and other similar financial institutions. HNC acquired FTI in exchange for the issuance of 396,617 shares of HNC common stock, 97,390 of which are subject to an escrow to secure certain indemnification obligations of the former FTI stockholders; a cash payment of $1.5 million; and the contingent right, subject to FTI's achievement of certain financial objectives during calendar 1998, to receive certain additional shares of HNC common stock.

        In June 1998, the Company acquired the ATACS product line. ATACS is a fraud-management software solution for wireline, wireless and Internet telecommunication service providers. HNC acquired the ATACS product line for a cash payment of $4.75 million.

NOTE 4         PENDING ACQUISITION

        On September 16, 1998, the Company announced that it had signed a definitive agreement to acquire Open Solutions Inc. ("OSI"). OSI provides credit/server core processing software and related professional services to small to mid-size banks and credit unions. This transaction has not yet been consummated and remains subject to the satisfaction of certain conditions, including qualification of the transaction for "pooling of interests" accounting treatment. Under the current terms of the pending transaction, the consideration payable by HNC to acquire all of OSI's outstanding stock and stock options would consist of approximately 2,507,507 shares and 449,111 options.

NOTE 5         REVENUE RECOGNITION

        During the first quarter of 1998, the Company adopted Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition," as amended by Statement of Position No. 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 97-2 provides guidance for software revenue recognition. The adoption of SOP 97-2 did not have a significant impact on the Company's financial position or results of operations.

NOTE 6         COMPREHENSIVE INCOME

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

NOTE 8 RECONCILIATION OF NET INCOME (LOSS) AND SHARES USED IN PER SHARE COMPUTATIONS

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                              ------------------------        --------------------------
                                                 1998           1997             1998            1997
                                              --------        --------        --------         --------
NET INCOME (LOSS) USED:
Net income (loss) used in computing
    Basic net income (loss) per common
    Share                                     $  6,110        $  5,127        $ (4,591)        $ 14,298

Add back interest expense related to
    Convertible subordinated notes                 861              --              --               --
                                              --------        --------        --------         --------

Net income (loss) used in computing
    Diluted net income (loss) per
    Common share                              $  6,971        $  5,127        $ (4,491)        $ 14,298
                                              ========        ========        ========         ========

SHARES USED:
Shares used in computing basic net
    Income (loss) per common share              25,694          24,359          25,217           24,213

Weighted average conversion of
    Convertible subordinated notes               2,230              --              --               --

Weighted average options to purchase
    Common stock as determined by
    Application of the treasury stock
    Method                                       1,488           1,533              --            1,359

Purchase Plan common stock
    Equivalents                                     16               2              --                2
                                              --------        --------        --------         --------

Shares used in computing diluted net
    Income (loss) per common share              29,428          25,894          25,217           25,574
                                              ========        ========        ========         ========


    For the nine month period ended September 30, 1998, common stock equivalents of approximately 1,387,000 shares were not used to calculate diluted net loss per share because of their anti-dilutive effect. The conversion of the Company's 4.75% convertible subordinated notes for the nine month period ended September 30, 1998 of 1,700,000 shares were not used to calculate diluted net loss per share as their effect would be anti-dilutive.

NOTE 9         NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which HNC is required to adopt for its 1998 annual financial statements. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under FAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. HNC has not determined the impact of the adoption of this new accounting standard on its consolidated financial statement disclosures.

        In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which the Company will be required to adopt during the first quarter of 2000. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company has not determined the impact of the adoption of this new accounting standard on its financial position or results of operations.

NOTE 10        CONVERTIBLE SUBORDINATED NOTES

        In March 1998, the Company issued $100,000,000 of 4.75% Convertible Subordinated Notes (the "Notes") due 2003. The Notes will be convertible into common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $44.85 per share (equivalent to a conversion rate of approximately 22.30 shares per $1,000 principal amount of Notes), subject to adjustment.

NOTE 11        INVESTMENTS

        At September 30, 1998 and December 31, 1997, the amortized cost and estimated fair value of investments available for sale were as follows (in thousands):

                                                            SEPTEMBER 30, 1998
                                           ---------------------------------------------------------
                                           AMORTIZED       UNREALIZED     UNREALIZED           FAIR
                                              COST            GAINS          LOSSES            VALUE
                                            --------        --------        --------        --------
U.S. government and federal agencies ...    $ 75,686        $     75        $     --        $ 75,761
U.S. corporate debt ....................      26,951              60              --          27,010
Foreign corporate debt .................       7,043              36              --           7,079
                                            --------        --------        --------        --------
                                            $109,680        $    171        $     --        $109,850
                                            ========        ========        ========        ========

                                                                  DECEMBER 31, 1997
                                            -----------------------------------------------------------
                                            AMORTIZED       UNREALIZED       UNREALIZED           FAIR
                                               COST            GAINS           LOSSES             VALUE
                                            ---------        --------         --------         --------
U.S. government and federal agencies ...    $ 20,682        $     --         $     (1)        $ 20,681
U.S. corporate debt ....................       1,894              --               (1)           1,893
Foreign corporate debt .................       2,304              --               --            2,304
                                            --------        --------         --------         --------
                                            $ 24,880        $     --         $     (2)        $ 24,878
                                            ========        ========         ========         ========

        At September 30, 1998 and December 31, 1997, all foreign corporate debt investments were denominated in U.S. dollars.

        The objectives of the Company's investment policy are the safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. The Company's policy is to place its cash, cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also the Company's policy to maintain certain concentration limits, to only invest in certain "allowable securities" as determined by the Company's management and must be denominated in U.S. dollars. The Company's investment portfolio shall not have an average portfolio maturity of beyond one year and shall maintain certain liquidity positions. Investments are prohibited in certain industries and speculative activities.

                                HNC SOFTWARE INC.

--------------------------------------------------------------------------------

Item 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

        This Report (including without limitation the following section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions or variations of such words, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

        Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Accordingly, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed in "Potential Fluctuations in Operating Results" or "Year 2000 Compliance" as well as those discussed elsewhere in this Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, which attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, results of operations and prospects.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

        The Company's revenues and operating results have varied significantly in the past and may do so in the future. Factors affecting the Company's revenues and operating results include: the degree of acceptance of the Company's products; the markets and industries served by the Company; the historical tendency of the Company to receive, during a given fiscal period, a small number of relatively large customer orders, such that failure to recognize revenue from any such order in that fiscal period may disproportionately and adversely affect the Company's revenues and operating results for that fiscal period; customer cancellation of long-term contracts that yield recurring revenues; customers' ceasing their use of Company products for which the Company receives recurring, usage-based fees and disputes with customers regarding fees payable to the Company; the lengthy sales cycle of most of the Company's products; the Company's ability to successfully and timely develop, introduce and market new products and product enhancements; the timing of new product announcements and introductions by the

Company and its competitors; changes in the mix of distribution channels; changes in the level of operating expenses; the Company's ability to achieve progress and fulfill its obligations under percentage-of-completion contracts; the Company's success in completing certain pilot installations within contracted fee budgets; competitive conditions in the industry; domestic and international economic conditions; and market conditions in the Company's targeted markets. In addition, license agreements entered into during a quarter may not meet the Company's revenue recognition criteria, with the result that, even if the Company meets or exceeds its forecast of aggregate licensing and other contracting activity for a given fiscal period, it is possible that the Company's revenues for that fiscal period would not meet expectations. Furthermore, the Company's operating results may be affected by factors unique to certain of its product lines. For example, although in the past a large portion of the Company's revenues were derived from contracts providing for periodic, recurring fees, the Company now derives a substantial and increasing portion of its revenues from products (particularly products for the retail industry) priced as "perpetual" license transactions in which the Company receives a one-time license fee that is recognized upon delivery of the software and acceptance by the customer. Thus, failure to complete a perpetual license transaction during a fiscal quarter would have a disproportionate adverse impact on the Company's operating results for that quarter.

        The Company expects that fluctuations in its operating results will continue for the foreseeable future. Consequently, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. Because the Company's expense levels are based in part on its expectations regarding future revenues and are fixed to a large extent in the short term, the Company may be unable to adjust spending in time to compensate for any revenue shortfall. Accordingly, the Company may not be able to maintain profitability on a quarterly or annual basis in the future. Due to some or all of the foregoing factors, or other factors, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In that event, the price of the Company's common stock and, in turn, the price of the Company's 4.75% convertible subordinated notes due 2003 (the "Notes"), would likely be materially adversely affected.

YEAR 2000 COMPLIANCE

GENERAL
        It is generally anticipated that many organizations will experience operational difficulties at the beginning of the Year 2000 as a result of the fact that many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Significant uncertainty exists in the software and other industries concerning the scope and magnitude of problems associated with the century change. As early as 1997, the Company had begun the process of planning and updating, in some cases, its earlier versions of existing software products. More recent versions of these same products as well as new products were developed with Year 2000 date processing in mind. To track performance of completing any remaining compliance work as well as to assess the Year 2000 issue more broadly, the Company developed a Year 2000 project plan.

PROJECT
        The Company initiated a company-wide Year 2000 Project (Y2k Project) during 1998 to more formally monitor compliance of its year 2000 exposure for each major business unit and has divided the project into three major sections that address its critical date sensitive components: software products, information technology ("IT") infrastructure, and non-IT systems. The Y2k Project consists of (1) assessing the current state of readiness for all critical components, (2) developing project plans that track the status of work performed toward completing planned solutions and (3) developing contingency plans.

        In August 1998, IT directors of all significant business units were asked to inventory all major components and provide the current state of readiness as well as an indication as to when readiness would otherwise be expected. In addition, each major business unit was asked to provide project plan status reports that indicate how compliance would be achieved, as well as to quantify the extent and timing of the effort and to identify when testing of the solution would be completed. Finally, each major business unit was asked to consider various scenarios that might impact successful implementation of their Year 2000 solutions and to develop alternative or back-up plans to mitigate the risk of not being ready on time.

CURRENT STATUS
        The Company has completed the initial stage of its Y2k Project by taking inventory of its more major software products, identifying the state of readiness for each and developing project plans for completing and implementing designed solutions. Based on the Company's assessment of its major software products to date, the Company believes that the current version of each is Year 2000 compliant. However, there can be no assurance that all of the Company's customers will install the Year 2000 compliant version of the Company's products in a timely manner, which could lead to failure of customer systems and product liability claims against the Company.

        The Company is also expected to complete its review of the remaining major components of its IT infrastructure, such as its applications developed in-house or purchased from a supplier, by the end of 1998.

        The Company is reviewing its major non-IT system components for Year 2000 compliance and intends to take appropriate action based on the results of such review. Non-IT systems include hardware and other electronic systems, excluding application systems, used in operations of the Company's business. The assessment and project plans of non-IT Year 2000 solutions are currently expected to be available by the end of 1998.

        The Company's plan for the Year 2000 calls for compliance verification of third parties supplying software and information systems to the Company for both IT and non-IT systems and communication with significant suppliers to determine the readiness of third parties' remediation of their own Year 2000 issues. As part of its assessment, the Company is evaluating the level of validation it will require of third parties to ensure their Year 2000 readiness. To date, the Company has not encountered any material Year 2000 issues concerning its computer systems.

        During the forth quarter of 1998, the Company expects to have significantly completed its assessment of the most reasonably likely worst case scenarios as well as identifying potential contingency plans should the Company's Y2k Project not be fully completed in time.

COSTS
        All costs associated with carrying out the Company's plan for the Year 2000 compliance are being expensed as incurred. The total cost associated with preparation for the Year 2000 has not been, and is not expected to be, material to the Company's business, financial condition or results of operations. Nevertheless, the Company may not timely identify and remediate all significant Year 2000 problems and remedial efforts may involve significant time and expense. Failure to identify such problems could, for example, impair the Company's internal product development efforts and internal management systems. There can be no assurance that any Year 2000 compliance problems of the Company or its customers or suppliers will not have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS
        The inability of the Company to complete its assessment and any necessary modifications to recently acquired products could have a material adverse effect on the Company's business, financial condition and results of operations. Even if the Company's products are Year 2000 compliant, the Company may in the future be subject to claims based on Year 2000 issues in the products of other companies, or issues arising from the integration of multiple products within a system. The costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000 related damages, including consequential damages, could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the Company's products are generally used with enterprise systems involving complex software products developed by other vendors, which may not be Year 2000 compliant. In particular, many of the Company's customers are financial institutions, insurance companies and other companies with insurance and financial services businesses, all of which use legacy computer systems that are expected to be particularly susceptible to Year 2000 compliance issues. If the Company's customers are unable to use their information systems because of the failure of such non-compliant systems or software or for any other reason, there would be a decrease in the volume of transactions that the Company's customers process using the Company's products. As a result, the Company's recurring revenue in the form of usage-based transactional fees from customers in the insurance and financial solutions markets would decline, which would have a material adverse effect on the Company's business, financial condition and results of operations. Such failure could also affect the perceived performance of the Company's products, which could have a negative effect on the Company's competitive position. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could result in a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

        HNC develops, markets and supports predictive software solutions for leading service industries. These predictive software solutions employ, variously, proprietary neural-network predictive decision engines, profiles, traditional statistical modeling, business models, expert rules and context vectors to convert existing data and business experiences into meaningful recommendations and actions. HNC has developed a growing family of predictive software products that provide specific solutions for each of the healthcare/insurance, financial solutions and retail markets. The Company's healthcare/insurance products, which are developed and marketed by its HNC Insurance Solutions subsidiary, emphasize the workmen's compensation field and provide a variety of solutions to insurers, parties who administer insurance claims and health care administrators. HNC's products for the financial solutions market include products targeted at bank and private label payment card issuers and payment processors and products that allow lenders to automate the loan approval decision process. For the retail industry, HNC has developed a group of products that address inventory control, merchandise management and financial control management.

        For the nine months ended September 30, 1998, approximately 7% of the Company's sales were denominated in currencies other than the Company's functional currency, which is the U.S. dollar. These foreign currencies are primarily those of Western Europe, Canada and Australia.

        The Company's revenues are comprised of license and maintenance revenues, installation and implementation revenues, contracts and other revenues and service bureau revenues. The Company's revenues for the three months ended September 30, 1998 were $47.8 million, an increase of 59% over revenues of $30.0 million for the same period in the prior year. The Company's revenues for the nine months ended September 30, 1998 were $126.0 million, an increase of 54% over revenues of $81.7 million for the same period in the prior year.

        During the first quarter of 1998, the Company adopted Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition" and as amended by Statement of Position No. 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". SOP 97-2 provides guidance for software revenue recognition. The adoption of SOP 97-2 did not have a significant impact on the Company's financial position or results of operations.


REVENUES

        LICENSE AND MAINTENANCE REVENUES. The Company's license and maintenance revenues are derived from annual license fees, monthly license fees, perpetual license fees and annual maintenance fees. License and maintenance revenues were $36.8 million for the quarter ended September 30, 1998, an increase of 55% from $23.7 million for the comparable quarter in 1997. The increase in license and maintenance revenues was due primarily to the growth of license fee revenues from the financial solutions segment of approximately $5.3 million and the retail solutions segment of approximately $3.4 million. The increase in the financial solutions industry revenue during the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997, is attributable to an increase in sales of the Falcon and AREAS product lines and sales generated by the recently acquired company, FTI. On September 30, 1998, the Company entered into a two year service agreement and a three year sale/license agreement for its AREAS, Data Mining Workstation, DeployNet/API and SIMD Numerical Array Processor products with Transamerica Intellitech. The increase in license and maintenance revenues in the retail solutions segment was primarily attributable to an increase in sales of the Retek suite of products. Products of the recently acquired company, PCS, were added to the Retek suite of products during the first quarter of 1998. Contributing to the increase in license and maintenance revenues in the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997, were increases in the insurance solutions segment of approximately $2.7 million due primarily to an increase in the customer base and in the telecommunications solutions segment of approximately $1.6 million due to the recently acquired ATACS product line.

        License and maintenance revenues were $97.5 million for the nine months ended September 30, 1998, an increase of 51% from $64.3 million for the comparable period in 1997. The increase in license and maintenance revenues was due primarily to the growth of license fee revenues from the financial solutions segment of approximately $14.3 million and the retail solutions segment of approximately $11.9 million. The increase in the financial solutions industry revenue during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, is attributable primarily to an increase in sales of the Falcon, FTI (the recently acquired company), AREAS and ProfitMax. The increase in license and maintenance revenues in the retail solutions segment in the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, was primarily due to an increase in sales of the Retek suite of products. Contributing to the increase in license and maintenance revenues were increases in the insurance solutions segment of approximately $4.2 million and license and maintenance revenues in the telecommunications solutions segment from the recently acquired ATACS product line of approximately $2.2 million.

        SERVICES AND OTHER REVENUES. Services and other revenues are comprised of installation and implementation revenues, service bureau operations revenues and revenues which are derived from consulting contracts, new product development contracts with commercial customers and, to a lesser extent, research and development contracts with the United States Government. Revenues from installation and implementation services and contract services are generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Service bureau revenues are derived from the Company's service bureau operations, which provide CRLink's functionality to customers that do not wish to obtain a license, that use this service until they can implement their own internal CRLink operation or that use this service when their volumes peak to high levels. Service bureau customers typically subscribe for services under month-to-month agreements and service bureau fees are recognized as revenue when the processing services are performed.

Services and other revenues for the quarter ended September 30, 1998 were $10.9 million, an increase of 74% from $6.3 million for the quarter ended September 30, 1997. Additionally, services and other revenues for the nine months ended September 30, 1998 were $28.5 million, an increase of 65% from $17.3 million for the nine months ended September 30, 1997. The retail solutions segment accounted for approximately $3.0 million and $8.0 million of the increase during the quarter and nine months ended September 30, 1998 compared to the quarter and nine months ended September 30, 1997, respectively. These increases were attributable to increases in consulting contracts with commercial customers in the retail industry. The insurance solutions segment accounted for approximately $600,000 and $2.5 million of the increase during the quarter and nine months ended September 30, 1998 compared to the quarter and nine months ended September 30,1997, respectively. These increases were attributable to an increase in the number of customers utilizing the Company's service bureau operations. The financial solutions segment accounted for approximately $600,000 and $1.2 million of the increase during the quarter and nine months ended September 30, 1998, respectively. This increase was primarily due to new installations of the Capstone product line during the third quarter of 1998, and the Capstone, Falcon and ProfitMax product lines for the nine months ended September 30, 1998.


EXPENSES

        LICENSE AND MAINTENANCE EXPENSES. License and maintenance expenses primarily consist of the Company's expenses for personnel engaged in customer support activities, costs of travel to customer sites and the costs of documentation materials. License and maintenance expenses for the third quarter of 1998 were $8.0 million and constituted 22% of license and maintenance revenues for the quarter, whereas such expenses were $5.0 million and represented 21% of license and maintenance revenues in the third quarter of 1997. Additionally, license and maintenance expenses for the nine months ended September 30, 1998 were $22.2 million and represented 23% of license and maintenance revenues for that nine-month period, whereas such expenses were $14.0 million and represented 22% of license and maintenance revenues for the nine months ended September 30, 1997.

        The financial solutions segment accounted for approximately $1.0 million and $3.6 million of the increase during the quarter and nine months ended September 30, 1998 compared to the quarter and nine months ended September 30, 1997, respectively. The insurance solutions segment accounted for approximately $1.2 million and $2.4 million of the increase during the quarter and nine months ended September 30, 1998, respectively. The retail solutions segment accounted for approximately $700,000 and $2.0 million of the increase during the quarter and nine months ended September 30, 1998, respectively. The primary reason for the increase in these expenses across all industry segments in the three and nine month periods ended September 30, 1998 over the comparable periods in 1997 (both in absolute dollars and as a percent of revenues), was increased staffing and associated costs in client services to support an increased volume of business.

        SERVICES AND OTHER EXPENSES. Services and other expenses consist of personnel and other expenses associated with providing installation and implementation services, the Company's performance of development, consulting, and research and development contracts and the costs associated with the service bureau operations. Service and other expenses for the third quarter of 1998 were $8.5 million and 78% of services and other revenues, whereas such expenses were $3.8 million and 61% of service and other revenues during the third quarter of 1997. Services and other expenses for the first nine months of 1998 were $20.2 million and 71% of service and other revenues, whereas such expenses were $11.0 million and 63% of services and other revenues during the first nine months of 1997.

        The retail solutions segment accounted for approximately $3.0 million and $6.1 million of the increase during the quarter and nine months ended September 30, 1998 compared to the quarter and nine months ended September 30, 1997, respectively. These increases are attributable to an increase in consulting contracts with commercial customers in the retail industry. Due to the increase in demand for retail consulting services, the retail solutions segment utilized a significant amount of contract labor, which in turn caused a decrease in gross margins. The financial solutions segment accounted for approximately $900,000 and $1.9 million of the increase during the quarter and nine months ended September 30, 1998, respectively. This increase (and the associated decrease in gross margins) was a result of a shift in the mix of implementations within the financial solutions segment due primarily to an increase in Capstone implementations, which have substantially lower margins than implementations of the Falcon line of products. The insurance solutions segment accounted for approximately $500,000 and $1.2 million of the increase during the quarter and nine months ended September 30, 1998, respectively. The associated increases in gross margins were the result of increased volume of service bureau customers combined with relatively fixed costs.

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and other personnel-related expenses and subcontracted development services. Research and development expenses in the third quarter of 1998 were $9.0 million or 19% of total revenues compared to $6.0 million or 20% of total revenues in the third quarter of the prior year. Research and development expenses for the first nine months of 1998 were $23.5 million or 19% of total revenues compared to $15.4 million or 19% of total revenues for the first nine months of the prior year.

        The insurance solutions segment accounted for approximately $2.0 million and $4.4 million of the increase during the quarter and nine months ended September 30, 1998 compared to the quarter and nine months ended September 30, 1997, respectively. The retail solutions segment accounted for approximately $400,000 and $2.6 million of the increase during the quarter and nine months ended September 30, 1998, respectively. The financial solutions segment accounted for approximately $600,000 and $1.6 million of the increase during the quarter and nine months ended September 30, 1998, respectively. The increase in these expenses in absolute dollars was due primarily to increases in staffing and related costs to support increased product development activities, primarily related to enhancements to the insurance solutions and retail solutions products and, to a lesser extent, the financial solutions products. Research and development expenses also increased in absolute dollars due to increased efforts required to support the research and development functions of businesses acquired by the Company in late fiscal 1997 and in fiscal 1998.

        SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel, entertainment and promotional expenses. Sales and marketing expenses were $8.8 million or 18% of total revenues in the third quarter of 1998 compared to $5.7 million or 19% of total revenues in the third quarter of 1997. Sales and marketing expenses were $25.2 million or 20% of total revenues in the first nine months of 1998 compared to $15.5 million or 19% of total revenues in the first nine months of 1997.

        The retail solutions segment accounted for approximately $1.0 million and $4.8 million of the increase during the quarter and nine months ended September 30, 1998 compared to the quarter and nine months ended September 30, 1997, respectively. The financial solutions segment accounted for approximately $1.4 million and $3.6 million of the increase during the quarter and nine months ended September 30, 1998, respectively. The insurance solutions segment accounted for approximately $200,000 and $800,000 of the increase during the quarter and nine months ended September 30, 1998, respectively. The increases in sales and marketing expenses were due primarily to increases in staffing related to the Company's expansion of its direct sales and marketing staff, including opening sales offices in Canada, Germany, South Africa, France and Japan. Contributing to the increases were increased expenses for trade shows, advertising, corporate marketing programs and other expenses to support the recently acquired businesses.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $3.8 million or 8% of total revenues in the third quarter of 1998, compared to $3.0 million or 10% of total revenues in the third quarter of the prior year. General and administrative expenses were

$10.8 million or 9% of total revenues in the first nine months of 1998, compared to $8.4 million or 10% of total revenues in the first nine months of the prior year. Included in general and administrative expenses were acquisition related costs of $123,000 for the three month period ended September 30, 1997. These costs were related to the acquisition of CompReview in November 1997. Acquisition related costs of $673,000 and $123,000 were included in general and administrative expenses in the first nine months of 1998 and in the first nine months of 1997, respectively. These costs related to the acquisition of CompReview in November 1997 and the acquisition of PCS in first quarter of 1998 and the acquisitions of FTI and ATACS in the second quarter of 1998.

        Excluding acquisition costs, the retail solutions segment accounted for approximately $60,000 and $900,000 of the increase during the quarter and nine months ended September 30, 1998 compared to the quarter and nine months ended September 30, 1997, respectively. Excluding acquisition costs, the financial solutions segment accounted for approximately $300,000 and $600,000 of the increase during the quarter and nine months ended September 30, 1998, respectively. The increase in absolute dollars was due primarily to increased staffing and related expenses, including recruiting costs, to support higher levels of sales and development activity across the Company resulting in part from the Company's recent acquisitions. The decrease of general and administrative expenses as a percentage of total revenues was the result of general and administrative expenses increasing at a lower rate than revenues in the same fiscal periods.

        IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES. In-process research and development expenses were $22.8 million for the nine month period ended September 30, 1998. These one-time write-offs were related to the acquisitions of PCS and FTI and the asset purchase of ATACS during the first nine months of 1998. These amounts were expensed as non-recurring charges on the respective acquisition dates. These write-offs were necessary because the acquired technology had not yet reached technological feasibility and had no future alternative uses. The Company is using the acquired in-process research and development to add additional functionality to existing products in each of the vertical markets. The value of the purchased in-process research and development was determined through the use of the discounted cash flow analysis taking into account costs to complete the in-process technology, anticipated future cash flows once the technology is completed and commercially available and the risk factors associated with achieving the cash flows. The process took into account costs incurred through the date of acquisition, efforts necessary to complete the technology and assessment of technological feasibility. It also took into account the fact that other tangible and intangible assets were employed in generating the aforementioned cash flows, and therefore, took into account as an expense a reasonable return on the other assets employed. The resulting projected net cash flows were based on management's estimates of revenues and operating profits. Management's estimates included an assessment of historical performance with other products, general market conditions for the type of product, and competing technologies.

        ACQUISITION RELATED AMORTIZATION EXPENSES. Acquisition related amortization expenses were $465,000 or 1% of total revenues in the third quarter of 1998 and $906,000 or 1% of total revenues in the first nine months of 1998. These expenses represent the amortization of intangible assets purchased in conjunction with the Company's acquisitions of PCS and FTI and the asset purchase of ATACS during the first nine months of 1998.

        TOTAL OTHER INCOME, NET. Other income for the third quarter of 1998 was $612,000 compared to $538,000 in the third quarter of the prior year. Other income for the first nine months of 1998 was $1.6 million compared to $1.4 million in the first nine months of the prior year. Other income is comprised primarily of interest income earned on cash and investment balances, net of interest expense related to the 4.75% convertible subordinated notes due 2003. The increase in the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997, is the result of increased interest income related to the increase in investments, partially offset by the interest expense related to the notes.

        INCOME TAX PROVISION. The income tax provisions of $3.6 million and $1.8 million in the third quarters of 1998 and 1997, respectively, and the income tax provisions of $6.6 million and $4.6 million during the first nine months of 1998 and 1997, respectively, are based on management's estimates of the effective tax rates to be incurred by the Company during those respective full fiscal years. The income tax provision of $6.6 million for the nine month period ended September 30, 1998 includes the tax effects for the permanent differences generated by the one-time write-offs of in-process research and development related to purchases of both PCS and FTI during the six months ended June 30, 1998. The income tax provision of $1.8 million in the third quarter of 1997 and $4.6 million during the first nine months of 1997 was lower than 1997 taxes at statutory rates primarily as a result of CompReview's subchapter S corporation status prior to the acquisition, which resulted in CompReview's tax liability being borne by its former stockholders rather than by CompReview. As of the date of the acquisition, CompReview's tax status was changed to C corporation. In the future, the Company expects that the effective tax rate will be reflective of the tax rate of other California-based companies.


LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities during the first nine months of 1998 was $13.5 million, which primarily represented net income before non-cash charges for purchased research and development and depreciation and amortization of approximately $24.0 million, offset in part by an increase in accounts receivable. Net cash used in investing activities was $96.7 million during the first nine months of 1998, primarily due to net purchases of investments of $127.0 million. Net cash provided by financing activities of $106.0 million during the first nine months of 1998 was primarily related to proceeds from the issuance of the Company's 4.75% Convertible Subordinated Notes (the "Notes") due 2003 of $100.0 million issued in conjunction with the Company's debt offering in March 1998 and net proceeds of $9.7 million from the issuance of common stock. This was partially offset by costs of approximately $2.8 million related to the issuance of the above-mentioned Notes.

        At September 30, 1998, the Company had $150.6 million in cash, cash equivalents and investments available for sale. The Company believes that its current cash, cash equivalents and investments available for sale balances, borrowings under its credit facility and net cash provided by operating activities, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company expects to invest approximately $2.0 million in capital assets, including computer equipment and building improvements throughout the remainder of 1998. Management intends to invest the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities. A portion of the Company's cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies or data. The proceeds from the Notes will be used for general corporate purposes, including working capital or to acquire complementary businesses, products or technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products, technologies or data.

        The objectives of the Company's investment policy are the safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. The Company's policy is to place its cash, cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also the Company's policy to maintain certain concentration limits, to only invest in certain "allowable securities" as determined by the Company's management and must be denominated in U.S. dollars. The Company's investment portfolio shall not have an average portfolio maturity of beyond one year and shall maintain certain liquidity positions. Investments are prohibited in certain industries and speculative activities.

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            2.01 Agreement and Plan of Reorganization dated as of September 16, 1998 among the Registrant, Open Solutions, Inc. and Oahu Transaction Corp., a wholly-owned subsidiary of the Registrant (incorporated by reference to Appendix A to the Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4 Registration No. 333-64527.).

           27.01      Financial Data Schedule.


        (b) Reports on Form 8-K

           None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                               HNC SOFTWARE INC.



Date:  November 16, 1998       By: /s/ Raymond V. Thomas
                                   ---------------------------------------------
                                   Raymond V. Thomas
                                   Vice President, Finance & Administration and
                                   Chief Financial Officer

                                   (for Registrant as duly authorized officer and as Principal Financial Officer and Chief Accounting Officer)

                                  EXHIBIT INDEX



  Exhibits
  --------

      2.02            Agreement and Plan of Reorganization dated as of September
                      16, 1998 among the Registrant, Open Solutions, Inc. and
                      Oahu Transaction Corp., a wholly-owned subsidiary of the Registrant (incorporated by reference to Appendix A to the Proxy Statement/Prospectus included in the Company's
                      Registration Statement on Form S-4 Registration No.
                      333-64527.).

     27.01            Financial Data Schedule.
