Form 10-Q/A
period 1998-03-31
HNC SOFTWARE INC/DE
filed 1999-02-05
CIK 945093

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A-2

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM_____________ TO_____________ .

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
              (Registrant's telephone number, including area code)

                        --------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES X NO
                                             ----   ----

AS OF APRIL 30, 1998 THERE WERE 25,436,880 SHARES OF REGISTRANT'S COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING.

================================================================================

                                EXPLANATORY NOTE

     In October 1998, the SEC issued a letter to the American Institute of Certified Public Accountants indicating suggested practices for determining in process research and development charges related to acquisitions to be accounted for under the purchase method of accounting. Further, the SEC has indicated that this methodology should be adopted for all transactions accounted for by the purchase method. The Company originally recorded Practical Control Systems, Inc. ("PCS") during the first quarter of 1998 using then current accepted practices and has now recorded this new methodology and its related effects, retroactively to the quarter ended March 31, 1998.

     This amendment to Form 10-Q for the quarter ended March 31, 1998 is being filed to conform to these practices with respect to the acquisition of PCS.


                                 INDEX LISTING
--------------------------------------------------------------------------------



                                                                                  Page
                                                                                 Number
                                                                                 ------
PART I         FINANCIAL INFORMATION

Item 1:        FINANCIAL STATEMENTS

               Consolidated Balance Sheet at March 31, 1998 (unaudited)              3
                  and December 31, 1997.

               Consolidated Statement of Income and Comprehensive                    4
                  Income (unaudited) for the three months ended
                  March 31, 1998 and 1997

               Consolidated Statement of Cash Flows (unaudited) for                  5
                  the three months ended March 31, 1998 and 1997

               Notes To Consolidated Financial Statements (unaudited)                6

Item 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
               AND RESULTS OF OPERATIONS                                             9


PART II        OTHER INFORMATION

Item 6:        EXHIBITS AND REPORT ON FORM 8-K                                       16

Signatures                                                                           17

Exhibit Index                                                                        18

PART  I  -  FINANCIAL INFORMATION


--------------------------------------------------------------------------------
Item 1:    FINANCIAL STATEMENTS


                                HNC SOFTWARE INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)



                                                                        March 31,           December 31,
                                                                          1998                 1997
                                                                       -----------          ------------
                                                                       (unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                           $  90,889            $  18,068
    Investments available for sale                                         33,334               24,878
    Accounts receivable, net                                               38,099               32,980
    Current portion of deferred                                            11,324               11,310
income taxes
    Other current assets                                                    4,302                2,802
                                                                        ---------            ---------
        Total current assets                                              177,948               90,038
Property and equipment, net                                                12,743               12,102
Deferred income taxes, less current                                        12,573               15,322
portion
Long-term investments available for                                        22,016                   --
sale
Debt issuance costs, net                                                    3,039                   --
Other assets                                                                5,416                2,415
                                                                                             ---------
                                                                                             =========
                                                                        $ 233,735            $ 119,877
                                                                        =========            =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                     $   4,564            $   5,728
   Accrued liabilities                                                      6,137                5,933
   Deferred revenue                                                         8,221                3,883
   Other current liabilities                                                  179                  191
                                                                        ---------            ---------
       Total current liabilities                                           19,101               15,735
Convertible Subordinated Notes                                            100,000                   --
Unissued stock payable to PCS stockholders                                  5,088                   --
Other non-current liabilities                                                 122                  239

Minority interest in consolidated subsidiary                                   65                   43

Stockholders' equity:
Preferred stock, $0.001 par value - 4,000 shares authorized:
       no shares issued or outstanding                                         --                   --

Common stock, $0.001 par value - 50,000 shares authorized:
       24,730 and 24,538 shares issued and outstanding,                        25                   25
       respectively
Paid-in capital                                                            98,917               95,919
Retained earnings                                                          10,416                8,029
Accumulated other comprehensive income                                          1                 (113)
                                                                        ---------            ---------
       Total stockholders' equity                                         109,359              103,860
                                                                        ---------            ---------
                                                                        $ 233,735            $ 119,877
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

                                HNC SOFTWARE INC.
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (unaudited)



                                                               Three Months Ended
                                                        ------------------------------------
                                                        March 31, 1998       March 31, 1997
                                                        --------------       --------------
Revenues:
   License and maintenance                                 $ 26,882             $ 18,331
   Installation and implementation                            3,197                1,946
   Contracts and other                                        2,892                2,726
   Service bureau                                             2,110                1,069
                                                           --------             --------
      Total revenues                                         35,081               24,072
                                                           --------             --------

Operating expenses:
   License and maintenance                                    5,972                3,994
   Installation and implementation                            1,863                  801
   Contracts and other                                        1,876                1,850
   Service bureau                                             1,033                  864
   Research and development                                   6,861                4,431
   In-process research and development                        1,750                   --
   Sales and marketing                                        7,641                4,553
   General and administrative                                 3,331                2,459
                                                           --------             --------
      Total operating expenses                               30,327               18,952
                                                           --------             --------

Operating income                                              4,754                5,120

Other income, net                                               401                  429
Minority interest in income of consolidated subsidiary          (22)                  --
                                                           --------             --------
      Income before income tax provision                      5,133                5,549
Income tax provision                                          2,746                1,337
                                                           --------             --------
           Net income                                      $  2,387             $  4,212
                                                           ========             ========

Other comprehensive income, net of tax:
   Foreign currency translation adjustments                     121                  (73)
   Unrealized (losses) gain on securities                        (7)                  21
   available for sale                                      --------             --------
       Total other comprehensive income                         114                  (52)
                                                           --------             --------
Comprehensive income                                          2,501                4,160
                                                           --------             --------

Earnings per share:

Basic net income per common share                          $   0.10             $   0.17
                                                           ========             ========

Diluted net income per common share                        $   0.09             $   0.17
                                                           ========             ========

Shares used in computing  basic net income per
common share                                                 24,620               24,080
                                                           ========             ========
Shares used in computing diluted net income per
common share                                                 26,041               25,406
                                                           ========             ========



          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                                      Three Months Ended
                                                                               -------------------------------
                                                                                March 31,            March 31,
                                                                                 1998                  1997
                                                                               ---------             ---------
Cash flows from operating activities:
    Net income                                                                 $   2,387             $   4,212
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization                                              1,598                 1,190
        Purchased research and development                                         1,750                    --
        Tax benefit from stock option transactions                                 1,168                 1,282
        Changes in assets and liabilities:
            Accounts receivable, net                                              (4,122)                 (457)
            Other assets                                                            (872)                 (174)
            Deferred income taxes                                                  2,746                 1,265
            Accounts payable                                                      (1,221)                 (339)
            Accrued liabilities                                                   (1,263)               (1,757)
            Deferred revenue                                                       2,690                 1,150
            Other liabilities                                                         (6)                  (53)
                                                                               ---------             ---------
                Net cash provided by operating activities                          4,855                 6,319
                                                                               ---------             ---------

Cash flows from investing activities:
    Purchases of investments                                                     (41,145)               (9,723)
    Maturities of investments                                                     10,670                 1,904
    Proceeds from sale of investments                                                 --                 3,001
    Cash purchased in business acquisition                                           559
    Acquisitions of property and equipment                                        (1,778)               (1,643)
                                                                               ---------             ---------
                Net cash used in investing activities                            (31,694)               (6,461)
                                                                               ---------             ---------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                                     2,681                   725
    Proceeds from issuance of Convertible Subordinated Notes                     100,000                    --
    Debt issuance costs                                                           (3,087)                   --
    Repayment of capital lease obligations                                           (59)                 (124)
    Distributions to CompReview Stockholders                                          --                (1,799)
                                                                               ---------             ---------
                Net cash provided by (used in) financing activities               99,535                (1,198)
                                                                               ---------             ---------

Effect of exchange rate changes on cash                                              125                  (116)
                                                                               ---------             ---------
Net increase (decrease) in cash and cash equivalents                              72,821                (1,456)
Cash and cash equivalents at the beginning of the period                          18,068                 8,121
                                                                               ---------             ---------

Cash and cash equivalents at the end of the period                             $  90,889             $   6,665
                                                                               =========             =========

Supplemental schedule of non-cash investing activities:
     Stock payable for acquisition of PCS                                      $   5,088             $      --
                                                                               =========             =========
     Assets assumed in acquisition of PCS                                      $   6,491             $      --
                                                                               =========             =========
     Liabilities assumed in acquisition of PCS                                 $   1,962             $      --
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


NOTE 2         BASIS OF PRESENTATION

        The consolidated financial statements and related notes contained in this Report give retroactive effect to the Company's November 29, 1997 acquisition of CompReview, Inc., accounted for as a pooling of interests, for all periods presented. In addition, the acquisition of Practical Control Systems Technologies, Inc. ("PCS") was completed on March 31, 1998, and accounted for as a purchase as of that date. In connection with this acquisition, acquired in-process research and development in the amount of $1.8 million was charged to income at the acquisition date.


NOTE 3         ACQUISITION

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

NOTE 7         RECONCILIATION OF NET INCOME AND SHARES USED IN PER
               SHARE COMPUTATIONS



                                                        THREE MONTHS ENDED MARCH 31,
                                                         1998                   1997
                                                       -------                -------
NET INCOME USED:
Net income used in computing basic and
    diluted net income per common share                $ 2,387                $ 4,212
                                                       =======                =======

SHARES USED:
Weighted average common shares
    outstanding used in computing basic
    net income per common share                         24,620                 24,080

Weighted average options to purchase
    common stock as determined by
    application of the treasury stock
    method                                               1,406                  1,318

Purchase Plan common stock
    Equivalents                                             15                      8
                                                       -------                -------

Shares used in computing diluted net
    income per common share                             26,041                 25,406
                                                       =======                =======


        The conversion of the Company's 4.75% convertible subordinated notes for the three month period ended March 31, 1998 of 624,000 shares was not used to calculate diluted net income per share as their effect would be anti-dilutive.

NOTE 8         IN PROCESS RESEARCH AND DEVELOPMENT

        In connection with the acquisition of PCS, acquired in-process research and development of $1.8 million was charged to operations at the acquisition date.

        PCS is a worldwide supplier of fully integrated distribution center management software products that address the distribution needs of the retail, wholesale and manufacturing industries. PCS' products may be classified into two categories: Nautilus, an off-the-shelf warehouse management software system designed with all the tools needed to control the course of warehouse operations and Nautilus CBT, an operational tutorial database which guides the user through Nautilus operations. Certain products were complete in certain areas and under development in others. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. At the time of acquisition, PCS had a number of new software products under development including Nautilus Versions 6.0 and 7.0 and Nautilus CBT. Nautilus Version 6.0 and Nautilus CBT were both nearly complete but had not reached technological feasibility as of the acquisition date.

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

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the first quarter of 1998 were $6.9 million or 20% of total revenues compared to $4.4 million or 18% of total revenues in the first quarter of the prior year. The increase in these expenses was due primarily to increases in staffing and related costs to support increased product development activities, primarily related to enhancements to the retail segment products and to a lesser extent, the healthcare/insurance segment products.

        IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES. In-process research and development expenses were $1.8 million for the three month period ended March 31, 1998. This one-time write-off was related to the acquisition of PCS.

        PCS is a worldwide supplier of fully integrated distribution center management software products that address the distribution needs of the retail, wholesale and manufacturing industries. PCS' products may be classified into two categories: Nautilus, an off-the-shelf warehouse management software system designed with all the tools needed to control the course of warehouse operations and Nautilus CBT, an operational tutorial database which guides the user through Nautilus operations. Certain products were complete in certain areas and under development in others. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. At the time of acquisition, PCS had a number of new software products under development, including Nautilus Versions 6.0 and 7.0 and Nautilus CBT. Nautilus Version 6.0 and Nautilus CBT were both nearly complete but had not reached technological feasibility as of the acquisition date and approximately $280,000 of development costs were assumed to be incurred through to their scheduled completion in mid-1998. Nautilus 7.0 was in an early stage of development as of the acquisition date. HNC assumed that it would incur approximately $974,000 of additional development costs through to technological feasibility, which was assumed to be in early 1999.

        All in-process research and development (R&D) projects continue to progress, in all material respects, consistently with the assumptions that HNC provided to the independent appraiser for use in the valuation of the in-process R&D. The inability of HNC to complete this technology within the expected timeframes could materially impact future revenues and earnings, which could have a material adverse effect on HNC's business, financial condition and results of operations.

        Valuation Approach. HNC used an independent appraisal firm to assist it with its valuation of the fair market value of the purchased assets of PCS. Fair market value is defined as the estimated amount at which an asset might be expected to be exchanged between a willing buyer and willing seller assuming the buyer continues to use the assets in their current operations. HNC provided assumptions by product line of revenue, cost of goods sold and operating expense to the appraiser to assist in the valuation. The appraisal considered three traditional approaches to valuation: the cost approach, the market approach and the income approach.

        With respect to the forecasted earnings provided to the appraiser, PCS is forecasting slightly higher revenue growth rates as long as it can continue to meet market demands with new releases each year. These higher growth rates reflect PCS' expectation of greater market acceptance with the release of its ORACLE-based platform, as well as new improvements, that will be found in Nautilus versions 6 and 7. PCS' gross margins are forecasted to remain consistent relative to prior years. PCS is also expecting its current operating expense levels to only moderately increase in absolute dollars and, as a result, earnings before interest and taxes is expected to increase in later years. Management believes these growth expectations are reasonable if the new product versions are offered according to the schedules reflected in the financial statements. The statements regarding expectations for PCS are forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those anticipated. The important factors that could cause actual results to differ include those discussed in "Potential Fluctuations in Operating Results" and elsewhere in this Report.

        With respect to the discount rates used in the valuation approach, the incomplete technology represents a mix of near and mid-term prospects for the business and imparts a level of uncertainty to its prospects. It is the nature of the business to be constantly developing new software for future product releases. A reasonable expectation of return on the incomplete would be higher than that of completed technology due to these inherent risks. As a result, the earnings associated with incomplete technology were discounted at a rate of 40.0% for PCS based upon the following methodology:

        Because PCS did not have short-term or long term debt as of the date of acquisition, the Moody's seasoned Baa rate for March 31, 1998 was utilized as the cost of debt. The Capital Asset Pricing Model was used to determine the cost of equity. It combines a risk free rate of return with an equity risk premium multiplied by a factor, referred to as Beta, which is based on the performance of common stock prices of similar publicly traded companies. Employing these data, the discount rate attributable to the business was 30%, which was used for valuing completed technology. Since incomplete technology represents a mix of near- and mid-term prospects for the business and imparts a certain level of uncertainty and would require a higher return than completed technology, the valuation report prepared by the Company's appraiser suggests that a rate of 40% be ascribed to the excess earnings of incomplete technology.

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

        INCOME TAX PROVISION. The income tax provisions of $2.7 million and $1.3 million in the first quarters of 1998 and 1997, respectively, are based on management's estimates of the effective tax rates to be incurred by the Company during those respective full fiscal years. The 1998 income tax provision includes the tax effect of the non-deductible, one-time write-off of in-process research and development related to the purchase of PCS. The income tax provision of $1.3 million in the first quarter of 1997 was lower than 1997 taxes at statutory rates primarily as a result of CompReview's subchapter S corporation status prior to the acquisition, which resulted in CompReview's tax liability being borne by its former stockholders. As of the date of the acquisition, CompReview's tax status was changed to C corporation. In the future, the Company expects that the effective tax rate will be reflective of the tax rate of other California-based companies.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities during the first three months of 1998 was $4.9 million, which represented net income before depreciation and amortization of approximately $4.0 million. This was further increased by purchased research and development of $1.8 million and an increase in deferred revenue of $2.7 million, related to contract and license prepayments. Net cash used in investing activities was $31.7 million during the first three months of 1998, primarily due to net purchases of investments of $30.5 million. Net cash provided by financing activities of $99.5 million during the first three months of 1998 was primarily related to proceeds from the issuance of the Company's 4.75% convertible subordinated notes due 2003 of $100.0 million issued in conjunction with the Company's debt offering in March 1998 and net proceeds of $2.7 million from the issuance of common stock. This was partially offset by costs of approximately $3.1 million related to the issuance of the above-mentioned convertible subordinated notes.

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

Item 6:        EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits

               27.01    Financial Data Schedule
               27.02    Restated Financial Data Schedule*

       (b)     Reports on Form 8-K

               Report on Form 8-K filed on April 21, 1998 with respect to an event dated April 7, 1998 (the acquisition of Financial Technology, Inc.)


----------------

*Filed herewith.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                             HNC SOFTWARE INC.



Date:  February 5, 1999      By: /s/ Raymond V. Thomas
                                 ----------------------------------------------
                                 Raymond V. Thomas
                                 Vice President, Finance & Administration and
                                 Chief Financial Officer


                                 (for Registrant as duly authorized officer and as Principal Financial Officer)

                                  EXHIBIT INDEX



         Exhibits

         27.01            Financial Data Schedule
         27.02            Restated Financial Data Schedule*



----------------

*Filed herewith.