Form 10-Q/A
period 1998-06-30
HNC SOFTWARE INC/DE
filed 1999-02-05
CIK 945093

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A-1

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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES X NO __

AS OF JULY 31, 1998, THERE WERE 25,673,082 SHARES OF REGISTRANT'S COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING.

================================================================================

                                EXPLANATORY NOTE

     In October 1998, the SEC issued a letter to the American Institute of Certified Public Accountants indicating suggested practices for determining in process research and development charges related to acquisitions to be accounted for under the purchase method of accounting. Further, the SEC has indicated that this methodology should be adopted for all transactions accounted for by the purchase method. The Company originally recorded Practical Control Systems, Inc. ("PCS"), Financial Technology, Inc. ("FTI") and Advanced Telecommunications Abuse Control System ("ATACS") product line during the first and second quarters of 1998 using then current accepted practices and has now recorded this new methodology and its related effects, retroactively to each quarter impacted.

     This amendment to Form 10-Q for the quarter ended June 30, 1998 is being filed to conform to these practices with respect to the acquisitions of PCS, FTI and ATACS.


                                  INDEX LISTING
--------------------------------------------------------------------------------

                                                                                                      Page
                                                                                                     Number
PART I            FINANCIAL INFORMATION

Item 1:           FINANCIAL STATEMENTS

                  Consolidated Balance Sheet at June 30, 1998 (unaudited)                               3
                     and December 31, 1997

                  Consolidated Statement of Income and Comprehensive Income (unaudited)                 4
                     for the three and six months ended June 30, 1998 and 1997

                  Consolidated Statement of Cash Flows (unaudited) for                                  5
                     the six months ended June 30, 1998 and 1997

                  Notes to Consolidated Financial Statements (unaudited)                                6

Item 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                   9


PART II           OTHER INFORMATION

Item 6:           EXHIBITS AND REPORT ON FORM 8-K                                                      20

Signatures                                                                                             21

Exhibit Index                                                                                          22

PART  I  -  FINANCIAL INFORMATION

--------------------------------------------------------------------------------
Item 1:       FINANCIAL STATEMENTS

                                HNC SOFTWARE INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)

                                     ASSETS

                                                          JUNE 30,     DECEMBER 31,
                                                            1998           1997
                                                        -----------    ------------
                                                        (unaudited)
Current assets:
    Cash and cash equivalents                             $ 45,450       $ 18,068
    Investments available for sale                          50,137         24,878
    Accounts receivable, net                                43,712         32,980
    Current portion of deferred income taxes                 8,873         11,310
    Other current assets                                     5,062          2,802
                                                          --------       --------
        Total current assets                               153,234         90,038
Property and equipment, net                                 13,183         12,102
Deferred income taxes, less current portion                 16,955         15,322
Long-term investments available for sale                    52,316             --
Debt issuance costs, net                                     2,885             --
Other assets                                                24,184          2,415
                                                          ========       --------
                                                          $262,757       $119,877
                                                          ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                       $  5,848        $  5,728
   Accrued liabilities                                                      12,768           5,933
   Deferred revenue                                                          8,606           3,883
   Other current liabilities                                                   150             191
                                                                          --------        --------
       Total current liabilities                                            27,372          15,735
Convertible Subordinated Notes                                             100,000              --
Other non-current liabilities                                                   94             239

Minority interest in consolidated subsidiary                                   103              43

Stockholders' equity:
   Preferred stock, $0.001 par value - 4,000 shares authorized:
       No shares issued or outstanding                                          --              --
   Common stock, $0.001 par value - 50,000 shares authorized:
       25,515 and 24,538 shares issued and outstanding, respectively            26              25
   Paid-in capital                                                         124,362          95,919
   Retained earnings                                                        10,924           8,029
   Accumulated other comprehensive income                                     (124)           (113)
                                                                          --------        --------
       Total stockholders' equity                                          135,188         103,860
                                                                          --------        --------
                                                                          $262,757        $119,877
                                                                          ========        ========

          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
          CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                      JUNE 30,                 JUNE 30,
                                                                --------------------      --------------------
                                                                  1998        1997         1998         1997
                                                                -------      -------      -------     --------
Revenues:
    License and maintenance                                     $33,796      $22,311      $60,678      $40,643
    Installation and implementation                               3,623        2,188        6,819        4,134
    Contracts and other                                           3,584        1,805        6,476        4,531
    Service bureau                                                2,138        1,289        4,249        2,357
                                                                -------      -------      -------      -------
       Total revenues                                            43,141       27,593       78,222       51,665
                                                                -------      -------      -------      -------

Operating expenses:
    License and maintenance                                       8,175        5,036       14,147        9,030
    Installation and implementation                               2,729        1,251        4,592        2,052
    Contracts and other                                           2,830        1,454        4,706        3,304
    Service bureau                                                1,327          919        2,360        1,783
    Research and development                                      7,605        4,930       14,466        9,361
    In-process research and development                           4,340           --        6,090           --
    Sales and marketing                                           8,807        5,233       16,448        9,786
    General and administrative                                    3,674        2,768        7,005        5,227
    Acquisition related amortization                                806           --          806           --
                                                                -------      -------      -------      -------
       Total operating expenses                                  40,293       21,591       70,620       40,543

Operating income                                                  2,848        6,002        7,602       11,122

Other income, net                                                 2,037          503        2,829          957
Interest expense                                                 (1,396)         (22)      (1,787)         (47)
Minority interest in income of consolidated subsidiary              (38)          --          (60)          --
                                                                -------      -------      -------      -------
    Total other income, net                                         603          481          982          910

       Income before income tax provision                         3,451        6,483        8,584       12,032
Income tax provision                                              2,943        1,524        5,689        2,861
                                                                -------      -------      -------      -------
          Net income                                            $   508      $ 4,959      $ 2,895      $ 9,171
                                                                =======      =======      =======      =======

Other comprehensive income, net of tax:
  Foreign currency translation adjustments                         (124)         107           (3)          (9)
  Unrealized (losses) gains on securities available for sale         (1)          48           (8)          81
                                                                -------      -------      -------      -------
      Total other comprehensive income                             (125)         155          (11)          72
                                                                -------      -------      -------      -------
Comprehensive income                                                383        5,114        2,884        9,243
                                                                -------      -------      -------      -------

Earnings per share:
    Basic net income per common share                           $  0.02      $  0.20      $  0.12      $  0.38
                                                                =======      =======      =======      =======
    Diluted net income per common share                         $  0.02      $  0.19      $  0.11      $  0.36
                                                                =======      =======      =======      =======


Shares used in computing basic net income per common share       25,290       24,207       24,987       24,143
                                                                =======      =======      =======      =======

Shares used in computing diluted net income per common share     26,689       25,521       26,436       25,464
                                                                =======      =======      =======      =======

          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                 -------------------------
                                                                                   1998             1997
                                                                                 --------         --------
Cash flows from operating activities:
    Net income                                                                   $  2,895         $  9,171
                                                                                                     2,895
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                               4,035            2,141
        Purchased research and development                                          6,090               --
        Tax benefit from stock option transactions                                  2,958            2,427
        Changes in assets and liabilities:
            Accounts receivable, net                                               (8,573)          (2,933)
            Other assets                                                             (991)            (443)
            Deferred income taxes                                                   4,229            2,410
            Accounts payable                                                         (317)            (303)
            Accrued liabilities                                                     2,502             (802)
            Deferred revenue                                                          203            1,089
            Other liabilities                                                        (217)             (73)
                                                                                 --------         --------
                Net cash provided by operating activities                          12,814           12,684
                                                                                 --------         --------

Cash flows from investing activities:
    Purchases of investments                                                      (99,030)         (21,546)
    Maturities of investments                                                      17,504            6,350
    Proceeds from sale of investments                                               4,000            5,038
    Cash purchased in business acquisition                                            649               --
    Acquisitions, net of cash acquired                                             (6,250)
    Acquisitions of property and equipment                                         (3,399)          (2,786)
                                                                                 --------         --------
                Net cash used in investing activities                             (86,526)         (12,944)
                                                                                 --------         --------

Cash flows from financing activities:
    Net proceeds from issuances of common stock                                     4,900            1,698
    Proceeds from issuances of Convertible Subordinated Notes                     100,000               --
    Debt issuance costs                                                            (2,933)              --
    Repayment of bank line of credit                                                 (770)
    Repayment of capital lease obligations                                           (105)            (252)
    Distributions to CompReview Stockholders                                           --           (3,599)
                                                                                 --------         --------
                Net cash provided by (used in) financing activities               101,092           (2,153)
                                                                                 --------         --------

Effect of exchange rate changes on cash                                                 2               (9)
                                                                                 --------         --------
Net increase (decrease) in cash and cash equivalents                               27,382           (2,422)
Cash and cash equivalents at the beginning of the period                           18,068            8,121
                                                                                 --------         --------

Cash and cash equivalents at the end of the period                               $ 45,450         $  5,699
                                                                                 ========         ========

Significant non-cash investing activities:
     Assets assumed in acquisitions of PCS, FTI, and ATACS                       $ 32,711                $
                                                                                 ========         ========
     Liabilities assumed in acquisitions of PCS, FTI, and ATACS                  $  7,297                $
                                                                                 ========         ========


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


NOTE 2   BASIS OF PRESENTATION

         The consolidated financial statements and related notes contained in this Report give retroactive effect to the Company's November 28, 1997 acquisition of CompReview, Inc., accounted for as a pooling of interests, for all periods presented. The acquisitions of Practical Control Systems Technologies, Inc. ("PCS") and Financial Technology, Inc. ("FTI") were completed on March 31, 1998 and April 7, 1998, respectively, and accounted for as purchases as of the respective acquisition dates. In addition, the acquisition of the Advanced Telecommunications Abuse Control System ("ATACS") product line of Bedford Associates, Inc., which is a wholly owned subsidiary of British Airways plc, was completed on June 11, 1998 and accounted for as a purchase as of that date. In connection with these acquisitions, acquired in-process research and development in the aggregate amount of $6.1 million was charged to operations at the respective acquisition dates.


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

         In April 1998, the Company acquired FTI, a company that develops and markets profitability measurement and decision-support software products to banks and other similar financial institutions. HNC acquired FTI in exchange for the issuance of 396,617 shares of HNC common stock, 97,390 of which are subject to an escrow to secure certain indemnification obligations of the former FTI stockholders; a cash payment of $1.5 million; and the contingent right, subject to FTI's achievement of certain financial objectives during calendar 1998, to receive additional shares of HNC common stock.

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

NOTE 6   RECONCILIATION OF NET INCOME AND SHARES USED IN PER SHARE COMPUTATIONS
------

                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                JUNE 30,             JUNE 30,
                                           ------------------    ------------------
                                             1998       1997       1998       1997
                                           -------    -------    -------    -------
NET INCOME USED:
Net income used in computing
      basic and diluted net income
      per common share                     $   508    $ 4,959    $ 2,895    $ 9,171
                                           =======    =======    =======    =======
SHARES USED:
Shares used in computing basic net
      income per common share               25,290     24,207     24,987     24,143

Weighted average options to purchase
      common stock as determined by
      application of the treasury stock
      method                                 1,304      1,297      1,354      1,304

Purchase Plan common stock
      equivalents                               95         17         95         17
                                           -------    -------    -------    -------

Shares used in computing diluted net
      income per common share               26,689     25,521     26,436     25,464
                                           =======    =======    =======    =======

         The conversion of the Company's 4.75% convertible subordinated notes for the three and six month periods ended June 30, 1998 of 2,230,000 and 1,319,000 shares, respectively, were not used to calculate diluted net income per share as their effect would be anti-dilutive.


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


NOTE 8   IN PROCESS RESEARCH AND DEVELOPMENT

In connection with the acquisitions of PCS, FTI and ATACS, acquired in-process research and development in the aggregate total of $6.1 million was charged to operations at the respective acquisition dates.

         Practical Control Solutions, Inc. PCS is a worldwide supplier of fully integrated distribution center management software products that address the distribution needs of the retail, wholesale and manufacturing industries. PCS' products may be classified into two categories: Nautilus, an off-the-shelf warehouse management software system designed with all the tools needed to control the course of warehouse operations and Nautilus CBT, an operational tutorial database which guides the user through Nautilus operations. Certain products were complete in certain areas and under development in others. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86 ("SFAS 86"), Statement of Financial Accounting Standards No. 2 ("SFAS 2") and Financial Accounting Standards Board Interpretation No. 4 ("FIN4"). At the time of acquisition, PCS had a number of new software products under development including Nautilus Versions 6.0 and 7.0 and Nautilus CBT. Nautilus Version 6.0 and Nautilus CBT were both nearly complete but had not reached technological feasibility as of the acquisition date.

         Financial Technology, Inc. FTI has been a leading provider of management accounting software for financial institutions since 1982. Since 1994, FTI has focused on profitability measurement and other decision support systems. FTI's products are generally classified into six categories:
ProfitVision, MarketVision, RiskVision, DataVision, Decision Support Products and Financial Platform Products. FTI had various new products under development in each of these categories, none of which had reached technological feasibility as of the acquisition date. The classification of each new technology as complete or under development was made in accordance with the guidelines of SFAS 86, SFAS 2 and FIN4.

         ATACS. ATACS is a fraud management software solution for the wireline, wireless and Internet telecommunication service provider industries. The system detects fraudulent traffic thereby avoiding significant financial losses to traditional telecommunication carriers and Internet Service Providers. ATACS' Version 4.2 includes significant enhanced features from its prior version, including new enhancements to Velocity, Message Handlers and a subsystem to support fraud detection of on-line transactions. ATACS Version 4.1 was completed and producing revenues prior to the acquisition date while Version 4.2, which includes new technology that allows the system to function on three interface platforms, was under development and had not yet reached technological feasibility as of the acquisition date. Although Version 4.2 has as its foundation technology from the completed as well as in-process technology, HNC believes that it will have changed significantly so as to be considered new research and development efforts. The classification of each research and development project as complete or under development was made in accordance with the guidelines of SFAS 86, SFAS 2 and FIN4.

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

         The Company is reviewing its major internal corporate systems for Year 2000 compliance and intends to take appropriate action based on the results of such review. The Company's plan for the Year 2000 calls for compliance verification of external vendors supplying software and information systems to the Company and communication with significant suppliers to determine the readiness of third parties' remediation of their own Year 2000 issues. As part of its assessment, the Company is evaluating the level of validation it will require of third parties to ensure their Year 2000 readiness. To date, the Company has not encountered any material Year 2000 issues concerning its computer systems. The Company plans to complete its Year 2000 research and testing by the end of the first quarter of 1999. All costs associated with carrying out the Company' plan for the Year 2000 compliance are being expensed as incurred. The total cost associated with preparation for the Year 2000 has not been, and is not expected to be, material to the Company's business, financial condition or results of operations. Nevertheless, the Company may not timely identify and remediate all significant Year 2000 problems and remedial efforts may involve significant time and expense. There can be no assurance that any Year 2000 compliance problems of the Company or its customers or suppliers will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

         LICENSE AND MAINTENANCE EXPENSES. License and maintenance expenses primarily consist of the Company's expenses for personnel engaged in customer support activities, costs of travel to customer sites and the costs of documentation materials. License and maintenance expenses for the second quarter of 1998 were $8.2 million and constituted 24% of license and maintenance revenues for the quarter, whereas such expenses were $5.0 million and represented 23% of license and maintenance revenues in the second quarter of 1997. Additionally, license and maintenance expenses for the six months ended June 30, 1998 were $14.1 million and represented 23% of license and maintenance revenues for that six-month period, whereas such expenses were $9.0 million and represented 22% of license and maintenance revenues for the six months ended June 30, 1997. The primary reason for the increase in these expenses, in absolute dollars and as a percent of revenues, was increased staffing and associated costs in client services to support an increased volume of business.

         INSTALLATION AND IMPLEMENTATION EXPENSES. Installation and implementation expenses for the second quarter of 1998 were $2.7 million and 75% of installation and implementation revenues, whereas such expenses were $1.3 million and 57% of installation and implementation revenues during the second quarter of 1997. Installation and implementation expenses for the first six months of 1998 were $4.6 million and 67% of installation and implementation revenues, whereas such expenses were $2.1 million and 50% of installation and implementation revenues during the first six months of 1997. The primary reason for the increase in these expenses in absolute dollars was increased staffing and associated costs to support an increased volume of business. Installation and implementation expenses as a percent of installation and implementation revenues increased during the quarter and six months ended June 30, 1998, respectively, as compared to the respective periods in 1997. The associated decrease in gross margins was a result of a shift in the mix of implementations within the financial services segment due primarily to an increase in Capstone implementations, which have substantially lower margins than implementations of the Falcon products.

         CONTRACTS AND OTHER EXPENSES. Contracts and other expenses consist primarily of personnel-related expenses associated with the Company's performance of such development, consulting, and research and development contracts. Contracts and other expenses in the second quarter of 1998 were $2.8 million or 79% of contracts and other revenues as compared to $1.5 million or 81% of such revenues in the second quarter of 1997. Contracts and other expenses for technology the first six months of 1998 were $4.7 million or 73% of contracts and other revenues as compared to $3.3 million or 73% of such revenues for the first six months of 1997. The decreases in the second quarter expenses as a percentage of contracts and other revenues were due to the increase in revenue from commercial consulting contracts in the retail industry out pacing the increase in costs to support the increased volume in business. The remaining development contracts were primarily retail consulting contracts, government contacts and on-going model development projects, which typically yield lower margins than commercial new product pilot contracts.

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

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the second quarter of 1998 were $7.6 million or 18% of total revenues compared to $4.9 million or 18% of total revenues in the second quarter of the prior year. Research and development expenses for the first six months of 1998 were $14.5 million or 18% of total revenues compared to $9.4 million or 18% of total revenues for the first six months of the prior year. The increase in these expenses in absolute dollars was due primarily to increases in staffing and related costs to support increased product development activities, primarily related to enhancements to the healthcare/insurance and retail segment products and, to a lesser extent, the financial services segment products.

         IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $4.3 million and $6.1 million for the three and six month periods ended June 30, 1998, respectively. These one-time write-offs were related to the acquisitions of PCS and FTI and the asset purchase of ATACS during the first six months of 1998.

         Practical Control Solutions, Inc. PCS is a worldwide supplier of fully integrated distribution center management software products that address the distribution needs of the retail, wholesale and manufacturing industries. PCS' products may be classified into two categories: Nautilus, an off-the-shelf warehouse management software system designed with all the tools needed to control the course of warehouse operations and Nautilus CBT, an operational tutorial database which guides the user through Nautilus operations. Certain products were complete in certain areas and under development in others. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86 ("SFAS 96"), Statement of Financial Accounting Standards No. 2 ("SFAS 2") and Financial Accounting Standards Board Interpretation No. 4 ("FIN4"). At the time of acquisition, PCS had a number of new software products under development, including Nautilus Versions 6.0 and 7.0 and Nautilus CBT. Nautilus Version 6.0 and Nautilus CBT were both nearly complete but had not reached technological feasibility as of the acquisition date and approximately $280,000 of development costs were assumed to be incurred through to their scheduled completion in mid-1998. Nautilus 7.0 was in an early stage of development as of the acquisition date. HNC assumed that it would incur approximately $974,000 of additional development costs through to technological feasibility, which was assumed to be in early 1999.

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

         Financial Technology, Inc. FTI has been a leading provider of management accounting software for financial institutions since 1982. Since 1994, FTI has focused on profitability measurement and other decision support systems. FTI's products are generally classified into six categories:
ProfitVision, MarketVision, RiskVision, DataVision, Decision Support Products and Financial Platform Products. FTI had various new products under development in each of these categories, none of which had reached technological feasibility as of the acquisition date. The classification of each new technology as complete or under development was made in accordance with the guidelines of SFAS 86, SFAS 2 and FIN4. Each new product under development has varying release dates for completion ranging from July 1998 through December 1999. The valuation was based on the assumption that the estimated cost to complete all products under development, measured as of the acquisition date, is approximately $2.1 million, of which $1.2 million would be incurred through December 1998 and an additional $900,000 would be incurred during 1999. The valuation approach also assumed that these products would generate revenues through the year 2002. These statements regarding revenues and expenses are forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those anticipated. The important factors that could cause actual results to differ include those discussed in "Potential Fluctuations in Operating Results" and elsewhere in this Report. The inability of HNC to complete this technology within the expected timeframes could materially impact future revenues and earnings, which could have a material adverse effect on HNC's business, financial condition and results of operations.

         In-process research and development projects continue to progress, in all material respects, consistently with management's original assumptions that were provided to the independent appraiser and used to value the in-process R&D.

         ATACS. ATACS is a fraud management software solution for the wireline, wireless and Internet telecommunication service provider industries. The system detects fraudulent traffic thereby avoiding significant financial losses to traditional telecommunication carriers and Internet Service Providers. ATACS' Version 4.2 includes significant enhanced features from its prior version, including new enhancements to Velocity, Message Handlers and a subsystem to support fraud detection of on-line transactions. ATACS Version 4.1 was completed and producing revenues prior to the acquisition date while Version 4.2, which includes new technology that allows the system to function on three interface platforms, was under development and had not yet reached technological feasibility as of the acquisition date. Although Version 4.2 has as its foundation technology from the completed as well as in-process technology, HNC believes that it will have changed significantly so as to be considered new research and development efforts. The classification of each research and development project as complete or under development was made in accordance with the guidelines of SFAS 86, SFAS 2 and FIN4. The valuation approach assumed that the cost to reach technological feasibility would be approximately $250,000 and the release would be completed by July 1998.

         In-process research and development projects continue to progress, in all material respects, consistently with HNC's original assumptions that were provided to the independent appraiser and used to value the in-process R&D.

         Valuation Approach. HNC used an independent appraisal firm to assist it with its valuation of the fair market value of the purchased assets of PCS, FTI and ATACS. Fair market value is defined as the estimated amount at which an asset might be expected to be exchanged between a willing buyer and willing seller assuming the buyer continues to use the assets in their current operations. HNC provided assumptions by product line of revenue, cost of goods sold and operating expense to the appraiser to assist in the valuation. The appraisal considered three traditional approaches to valuation: the cost approach, the market approach and the income approach.

         Practical Control Solutions, Inc. With respect to the forecasted earnings provided to the appraiser, PCS is forecasting slightly higher revenue growth rates as long as it can continue to meet market demands with new releases each year. These higher growth rates reflect PCS' expectation of greater market acceptance with the release of its ORACLE-based platform, as well as new improvements, that will be found in Nautilus versions 6 and 7. PCS' gross margins are forecasted to remain consistent relative to prior years. PCS is also expecting its current operating expense levels to only moderately increase in absolute dollars and, as a result, earnings before interest and taxes is expected to increase in later years. Management believes these growth expectations are reasonable if the new product versions are offered according to the schedules reflected in the financial statements. The statements regarding expectations for PCS are forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those anticipated. The important factors that could cause actual results to differ include those discussed in "Potential Fluctuations in Operating Results" and elsewhere in this Report.

         Financial Technology Inc. Prior to 1997, FTI primarily sold financial reporting general ledger software to mid-sized banks. During 1997, FTI began to derive a significant amount of its revenue from ProfitVision, a customer profitability system for the same financial institutions. With respect to the forecasted earnings provided to the appraiser, FTI is forecasting significant revenue growth from a full line of new software measurement tools. The financial forecasts reflected in the appraiser's report reflect management's expectation of significant revenue growth from a number of new product offerings. Operating margins (before interest and taxes) are currently expected to increase from historical trends. Management currently believes that these projected increases are reasonable in light of the number of new product offerings and increased gross profit obtained from these new software measurement tools which is in contrast to those obtained from its financial reporting packages historically sold by FTI. The statements regarding expectations for FTI are forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those anticipated. The important factors that could cause actual results to differ include those discussed in "Potential Fluctuations in Operating Results" and elsewhere in this Report.

         ATACS. ATACS represented a product line within Bedford Associates, Inc. since 1995. Management was provided with limited historical information but, in conjunction with the acquisitions, reviewed contracts that supported revenue and identified and ultimately hired the development and support team that represents the underling costs of revenue as well as development costs. Under Bedford, ATACS was not an aggressively marketed product and, as a result, sales growth slowed and margins slightly dropped. The product becomes more widely marketable with the offering of Version 4.2, which expands the functionality to three new operating environments. With respect to the forecasted earnings provided to the appraiser, the forecasts reflected higher growth rates than prior years' ranges, reflecting the new product offering and several years of prior marketing of the product now generating sales opportunities. Gross margins are also forecasted to increase rather significantly reflecting higher revenue levels and economies of scale in the production and support cost areas. The statements regarding expectations for ATACS are forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those anticipated. The important factors that could cause actual results to differ include those discussed in "Potential Fluctuations in Operating Results" and elsewhere in this Report.

         With respect to the discount rates used in the valuation approach, the incomplete technology represents a mix of near and mid-term prospects for the business and imparts a level of uncertainty to its prospects. It is the nature of the business to be constantly developing new software for future product releases. A reasonable expectation of return on the incomplete technology would be higher than that of completed technology due to these inherent risks. As a result, the earnings associated with incomplete technology were discounted at a rate of 40.0%, 27.0% and 22.5% for PCS, FTI and ATACS, respectively, based upon the following methodologies:

         Practical Control Solutions, Inc. Because PCS did not have short-term or long term debt as of the date of acquisition, the Moody's seasoned Baa rate for March 31, 1998 was utilized as the cost of debt. The Capital Asset Pricing Model was used to determine the cost of equity. It combines a risk free rate of return with an equity risk premium multiplied by a factor, referred to as Beta, which is based on the performance of common stock prices of similar publicly traded companies. Employing these data, the discount rate attributable to the business was 30%, which was used for valuing completed technology. Since incomplete technology represents a mix of near- and mid-term prospects for the business and imparts a certain level of uncertainty and would require a higher return than completed technology, the valuation report prepared by the Company's appraiser suggests that a rate of 40% be ascribed to the excess earnings of incomplete technology.

         Financial Technology Inc. The cash flows attributable to FTI's technology were discounted based on a weighted average cost of capital ("WACC") analysis attributable to the business. In determining an appropriate discount rate utilizing the WACC analysis, an analysis was made of short-term interest rates, the yields of long-term corporate and government bonds, and other alternative investment instruments, as well as the typical capital structure of companies in the industry. Employing this formula, the discount rate attributed to the business was 17% , which was used to discount the completed technology. Incomplete technology represents a mix of near- and mid-term prospects for the business and imparts a certain level of uncertainty. The valuation report prepared by the Company's appraiser suggests that a rate of 27% be ascribed to the excess earnings of incomplete technology.

         ATACS. Because ATACS did not have short-term or long term debt as of the date of acquisition, the Moody's seasoned Baa rate for May 19, 1998 was utilized as the cost of debt. The Capital Asset Pricing Model was used to determine the cost of equity. It combines a risk free rate of return with an equity risk premium multiplied by a factor, referred to as Beta, which is based on the performance of common stock prices of similar publicly traded companies. Employing these data, the discount rate attributable to the business was 17.5%, which was used for valuing completed technology. Since incomplete technology represents a mix of near- and mid-term prospects for the business and imparts a certain level of uncertainty and would require a higher return than completed technology, the valuation report prepared by the Company's appraiser suggests that a rate of 22.5% be ascribed to the excess earnings of incomplete technology.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses were $8.8 million or 20% of total revenues in the second quarter of 1998 compared to $5.2 million or 19% of total revenues in the second quarter of 1997. Sales and marketing expenses were $16.4 million or 21% of total revenues in the first six months of 1998 compared to $9.8 million or 19% of total revenues in the first six months of 1997. The increases in sales and marketing expenses were due primarily to increases in staffing related to the Company's expansion of its direct sales and marketing staff, including opening sales offices in Canada, Germany, South Africa, France and Japan.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $3.7 million or 9% of total revenues in the second quarter of 1998, compared to $2.8 million or 10% of total revenues in the second quarter of the prior year. General and administrative expenses were $7.0 million or 9% of total revenues in the first six months of 1998, compared to $5.2 million or 10% of total revenues in the first six months of the prior year. General and administrative expenses, excluding acquisition related costs of $429,000, were $3.2 million or 8% of total revenues in the second quarter of 1998, compared to $2.8 million or 10% of total revenues in the second quarter of the prior year. General and administrative expenses, excluding acquisition related costs of $673,000, were $6.3 million or 8% of total revenues in the first six months of 1998, compared to $5.2 million or 10% of total revenues in the first six months of the prior year. The increase in absolute dollars was due primarily to increased staffing and related expenses, including recruiting costs, to support higher levels of sales and development activity of the Company resulting in part from the Company's recent acquisitions.

         ACQUISITION RELATED AMORTIZATION EXPENSES. Acquisition related amortization expenses were $806,000 or 2% and 1% of total revenues during the three and six month periods ended June 30, 1998, respectively. These expenses represent the amortization of intangible assets purchased in conjunction with the Company's acquisitions of PCS and FTI and the asset purchase of ATACS during the first six months of 1998.

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

         INCOME TAX PROVISION. The income tax provisions of $2.9 million and $1.5 million in the second quarters of 1998 and 1997, respectively, and the income tax provisions of $5.7 million and $2.9 million during the first six months of 1998 and 1997, respectively, are based on management's estimates of the effective tax rates to be incurred by the Company during those respective full fiscal years. The 1998 income tax provisions include the tax effects of non-deductible, one-time write-offs of in-process research and development and/or amortization expense related to the purchases of PCS and FTI. The income tax provision of $1.5 million in the second quarter of 1997 and $2.9 million during the first six months of 1997 was lower than 1997 taxes at statutory rates primarily as a result of CompReview's subchapter S corporation status prior to the acquisition, which resulted in CompReview's tax liability being borne by its former stockholders. As of the date of the acquisition, CompReview's tax status was changed to C corporation. In the future, the Company expects that the effective tax rate will be reflective of the tax rate of other California-based companies.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities during the first six months of 1998 was $12.8 million, which primarily represented net income before non-cash charges for purchased research and development and depreciation and amortization of approximately $13.0 million, offset in part by an increase in accounts receivable. Net cash used in investing activities was $86.5 million during the first six months of 1998, primarily due to net purchases of investments of $81.5 million. Net cash provided by financing activities of $101.1 million during the first six months of 1998 was primarily related to proceeds from the issuance of the Company's 4.75% convertible subordinated notes due 2003 of $100.0 million issued in conjunction with the Company's debt offering in March 1998 and net proceeds of $4.9 million from the issuance of common stock. This was partially offset by costs of approximately $2.9 million related to the issuance of the above-mentioned convertible subordinated notes.

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

PART  II  - OTHER INFORMATION

Item 6:   EXHIBITS AND REPORTS ON FORM 8-K

           (a)Exhibits
              3(i).01      Registrant's Bylaws, as amended.
              10.01        Registrant's 1995 Equity Incentive Plan and related documents, as amended.
              10.02        Registrant's 1998 Stock Option Plan, as amended.
              27.01        Financial Data Schedule.
              27.02        Restated Financial Data Schedule.*

           (b)Reports on Form 8-K
              On April 21, 1998, the Company filed a Report on Form 8-K filed with respect to an event dated April 7, 1998 (the acquisition of Financial Technology, Inc. described in Item 2). No other reports on Form 8-K were filed during the quarter ended June 30, 1998.

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

                                        (for Registrant as duly authorized
                                        officer and as Principal Financial
                                        Officer)

                                  EXHIBIT INDEX

           Exhibits
           3(i).01         Registrant's Bylaws, as amended.
           10.01           Registrant's 1995 Equity Incentive Plan and related documents, as amended.
           10.02           Registrant's 1998 Stock Option Plan, as amended.
           27.01           Financial Data Schedule.
           27.02           Restated Financial Data Schedule*

----------------

*Filed herewith.