Form 10-Q/A
period 1998-09-30
HNC SOFTWARE INC/DE
filed 1999-02-05
CIK 945093

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

                                EXPLANATORY NOTE

     In October 1998, the SEC issued a letter to the American Institute of Certified Public Accountants indicating suggested practices for determining in process research and development charges related to acquisitions to be accounted for under the purchase method of accounting. Further, the SEC has indicated that this methodology should be adopted for all transactions accounted for by the purchase method. The Company originally recorded Practical Control Systems, Inc. ("PCS"), Financial Technology, Inc. "FIT") and Advanced Telecommunications Abuse Control System ("ATACS") product line during the first and second quarters of 1998 using then current accepted practices and has now recorded this new methodology and its related effects, retroactively to each quarter impacted.

     This amendment to Form 10-Q for the quarter ended September 30, 1998 is being filed to conform to these practices with respect to the acquisitions of PCS, FTI and ATACS.



                                  INDEX LISTING
================================================================================

                                                                                  Page
                                                                                 Number
                                                                                 ------
PART I         FINANCIAL INFORMATION

Item 1:        FINANCIAL STATEMENTS

               Consolidated Balance Sheet at September 30, 1998 (unaudited)          3
                  and December 31, 1997

               Consolidated Statement of Income (unaudited) for the three            4
                  and nine months ended September 30, 1998 and 1997

               Consolidated Statement of Cash Flows (unaudited) for                  5
                  the nine months ended September 30, 1998 and 1997

               Consolidated Statement of Changes in Stockholders' Equity and         6
                  Comprehensive Income for the nine months ended
                  September 30, 1998

               Notes to Consolidated Financial Statements (unaudited)                7

Item 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                  12


PART II        OTHER INFORMATION

Item 6:        EXHIBITS AND REPORT ON FORM 8-K                                      27

Signatures                                                                          28

Exhibit Index                                                                       29


PART  I  -  FINANCIAL INFORMATION

================================================================================
Item 1:    FINANCIAL STATEMENTS

                                HNC SOFTWARE INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)

                                     ASSETS

                                                                        SEPTEMBER 30,       DECEMBER 31,
                                                                           1998                  1997
                                                                         ---------           ---------
                                                                        (unaudited)
Current assets:
    Cash and cash equivalents                                            $  40,746           $  18,068
    Investments available for sale                                          48,725              24,878
    Accounts receivable, net                                                50,391              32,980
    Current portion of deferred income taxes                                 8,873              11,310
    Other current assets                                                     4,711               2,802
                                                                         ---------           ---------
        Total current assets                                               153,446              90,038
Property and equipment, net                                                 14,597              12,102
Deferred income taxes, less current portion                                 15,531              15,322
Long-term investments available for sale                                    61,125                  --
Other assets                                                                26,508               2,415
                                                                         ---------           ---------
                                                                         $ 271,207           $ 119,877
                                                                         =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                      $   5,892           $   5,728
   Accrued liabilities                                                       9,638               5,933
   Deferred revenue                                                          7,881               3,883
   Other current liabilities                                                   104                 191
                                                                         ---------           ---------
       Total current liabilities                                            23,515              15,735

Convertible Subordinated Notes                                             100,000                  --
Other non-current liabilities                                                   30                 239

Minority interest in consolidated subsidiary                                   157                  43

Stockholders' equity:
   Preferred stock, $0.001 par value - 4,000 shares authorized:
       No shares issued or outstanding                                          --                  --
   Common stock, $0.001 par value - 50,000 shares authorized:
       25,809 and 24,538 shares issued and outstanding,
       respectively                                                             26                  25
   Paid-in capital                                                         131,502              95,919
   Retained earnings                                                        16,000               8,029
   Accumulated other comprehensive income (loss)                               (23)               (113)
                                                                         ---------           ---------
       Total stockholders' equity                                          147,505             103,860
                                                                         ---------           =========
                                                                         $ 271,207           $ 119,877
                                                                         =========           =========

          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                                 ------------------------      ------------------------
                                                                    1998          1997            1998          1997
                                                                 ---------      ---------      ---------      ---------
Revenues:
    License and maintenance                                      $  36,803      $  23,705      $  97,480      $  64,347
    Services and other                                              10,947          6,284         28,492         17,307
                                                                 ---------      ---------      ---------      ---------
      Total revenues                                                47,750         29,989        125,972         81,654
                                                                 ---------      ---------      ---------      ---------

Operating expenses:
    License and maintenance                                          8,021          4,957         22,168         13,987
    Services and other                                               8,521          3,813         20,179         10,952
    Research and development                                         9,172          6,015         23,638         15,376
    Sales and marketing                                              8,797          5,691         25,245         15,477
    General and administrative                                       3,843          3,142         10,848          8,369
    In-process research and development                                 --             --          6,090             --
    Acquisition related amortization                                 1,198             --          2,004             --
                                                                 ---------      ---------      ---------      ---------
      Total operating expenses                                      39,552         23,618        110,172         64,161
                                                                 ---------      ---------      ---------      ---------
Operating income                                                     8,198          6,371         15,800         17,493

Other income, net                                                    2,084            554          4,913          1,511
Interest expense                                                    (1,418)           (16)        (3,205)           (63)
Minority interest in income of consolidated subsidiary                 (54)            --           (114)            --
                                                                 ---------      ---------      ---------      ---------
    Total other income, net                                            612            538          1,594          1,448

      Income before income tax provision                             8,810          6,909         17,394         18,941
Income tax provision                                                 3,734          1,782          9,423          4,643
                                                                 ---------      ---------      ---------      ---------
         Net income                                              $   5,076      $   5,127      $   7,971      $  14,298
                                                                 =========      =========      =========      =========


Earnings per share:
    Basic net income per common share                            $    0.20      $    0.21      $    0.32      $    0.59
                                                                 =========      =========      =========      =========
    Diluted net income per common share                          $    0.19      $    0.20      $    0.30      $    0.56
                                                                 =========      =========      =========      =========


Shares used in computing basic net income per common share          25,694         24,359         25,217         24,213
                                                                 =========      =========      =========      =========

Shares used in computing diluted net income per common share        27,198         25,894         26,620         25,574
                                                                 =========      =========      =========      =========


          See accompanying notes to consolidated financial statements.

                               HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     (in thousands, except per share data)
                                  (unaudited)


                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                          1998             1997
                                                                     ------------      -------------
Cash flows from operating activities:
    Net (loss) income                                                   $   7,971      $  14,298
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
        Depreciation and amortization                                       6,984          3,478
        Purchased research and development                                  6,090             --
        Tax benefit from stock option transactions                          6,100          4,165
        Changes in assets and liabilities:
            Accounts receivable, net                                      (15,252)        (8,298)
            Other assets                                                   (1,648)          (927)
            Deferred income taxes                                           8,022          4,146
            Accounts payable                                                 (273)         2,325
            Accrued liabilities                                            (3,769)        (1,956)
            Deferred revenue                                                 (522)          (848)
            Other liabilities                                                (228)          (110)
                                                                        ---------      ---------
                Net cash provided by operating activities                  13,475         16,273
                                                                        ---------      ---------

Cash flows from investing activities:
    Purchases of investments                                             (126,960)       (27,712)
    Maturities of investments                                              38,284         12,100
    Proceeds from sale of investments                                       4,000          5,689
    Cash purchased in business acquisition                                    649             --
    Acquisitions, net of cash acquired                                     (6,250)            --
    Acquisitions of property and equipment                                 (6,472)        (6,873)
                                                                        ---------      ---------
                Net cash used in investing activities                     (96,749)       (16,796)
                                                                        ---------      ---------

Cash flows from financing activities:
    Net proceeds from issuances of common stock                             9,671          3,447
    Proceeds from issuances of Convertible Subordinated Notes             100,000             --
    Debt issuance costs                                                    (2,779)            --
    Repayment of bank line of credit                                         (770)            --
    Repayment of capital lease obligations                                   (151)          (332)
    Distributions to CompReview Stockholders                                   --         (5,798)
                                                                        ---------      ---------
                Net cash provided by (used in) financing activities       105,971         (2,683)
                                                                        ---------      ---------

Effect of exchange rate changes on cash                                       (19)           (14)
                                                                        ---------      ---------
Net increase (decrease) in cash and cash equivalents                       22,678         (3,220)
Cash and cash equivalents at the beginning of the period                   18,068          8,121
                                                                        ---------      ---------

Cash and cash equivalents at the end of the period                      $  40,746      $   4,901
                                                                        =========      =========

Significant non-cash investing activities:
     Assets assumed in acquisitions of PCS, FTI, and ATACS              $  32,711      $      --
                                                                        =========      =========
     Liabilities assumed in acquisitions of PCS, FTI, and ATACS         $   7,297      $      --
                                                                        =========      =========




          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)


                                                                                 ACCUMULATED
                                                                                    OTHER                   TOTAL
                                                COMMON STOCK         PAID-IN    COMPREHENSIVE  RETAINED  STOCKHOLDER'S COMPREHENSIVE
                                             SHARES     AMOUNT       CAPITAL    INCOME (LOSS)  EARNINGS     EQUITY       INCOME
                                             ------     ------       -------    -------------  --------     ------       ------

BALANCE AT DECEMBER 31, 1997                 24,538    $      25    $  95,919    $    (113)   $   8,029   $ 103,860    $

Common stock options exercised                  663            1        7,737                                 7,738

Common stock issued under Employee Stock
  Purchase Plan                                  68                     1,933                                 1,933

Tax benefit from stock option transactions                              6,100                                 6,100

Common stock issued for acquisition
  of PCS                                        143                     5,088                                 5,088

Common stock issued for acquisition of FTI      397                    14,725                                14,725

Unrealized gain on investments                                                         109                      109         109
Foreign currency translation adjustment                                                (19)                     (19)        (19)
Net income                                                                                        7,971       7,971       7,971
                                           --------    ---------    ---------    ---------    ---------   ---------   ---------
BALANCE AT SEPTEMBER 30, 1998                25,809    $      26    $ 131,502    $     (23)   $  16,000   $ 147,505   $   8,061
                                           ========    =========    =========    =========    =========   =========   =========



           See accompanying notes to consolidated financial statements

                                HNC SOFTWARE INC.
================================================================================
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 4         REVENUE RECOGNITION

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

NOTE 7 RECONCILIATION OF NET INCOME (LOSS) AND SHARES USED IN PER SHARE COMPUTATIONS

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                             ---------------------       ---------------------
                                               1998        1997            1998         1997
                                             -------       -------       -------       -------
NET INCOME USED:
Net income used in computing
     diluted net income per
     common share                            $ 5,076       $ 5,127       $ 7,971       $14,298
                                             =======       =======       =======       =======

SHARES USED:
Shares used in computing basic net
     income per common share                  25,694        24,359        25,217        24,213

Weighted average options to purchase
     common stock as determined by
     application of the treasury stock
     method                                    1,488         1,533         1,387         1,359

Purchase Plan common stock
     equivalents                                  16             2            16             2
                                             -------       -------       -------       -------

Shares used in computing diluted net
     income per common share                  27,198        25,894        26,620        25,574
                                             =======       =======       =======       =======

    The conversion of the Company's 4.75% convertible subordinated notes for the three and nine month periods ended September 30, 1998 of 2,230,000 and 1,700,000 shares, respectively, were not used to calculate diluted net loss per share as their effect would be anti-dilutive.

NOTE 8         NEW ACCOUNTING PRONOUCEMENTS

        In June 1997, the FASB issued Statement of Financial accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which HNC is required to adopt for its 1998 annual financial statements. This statement establishes standards for reporting information about operating segments in the annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under FAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. HNC has not determined the impact of the adoption of this new accounting standard on its consolidated financial statement disclosures.

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

NOTE 9         CONVERTIBLE SUBORDINATED NOTES

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

NOTE 10        INVESTMENTS

        At September 30, 1998 and December 31, 1997, the amortized cost and estimated fair value of investments available for sale were as follows (in thousands):

                                                               SEPTEMBER 30, 1998
                                             -----------------------------------------------------
                                             AMORTIZED    UNREALIZED      UNREALIZED        FAIR
                                               COST          GAINS          LOSSES          VALUE
                                             --------       --------       --------       --------
U.S. government and federal agencies         $ 75,686       $     75       $     --       $ 75,761
U.S. corporate debt                            26,951             60             --         27,010
Foreign corporate debt                          7,043             36             --          7,079
                                             --------       --------       --------       --------
                                             $109,680       $    171       $     --       $109,850
                                             ========       ========       ========       ========

                                                             DECEMBER 31, 1997
                                           -------------------------------------------------------
                                           AMORTIZED    UNREALIZED       UNREALIZED        FAIR
                                             COST          GAINS           LOSSES          VALUE
                                           --------       --------        --------       ---------
U.S. government and federal agencies       $ 20,682       $     --        $     (1)       $ 20,681
U.S. corporate debt                           1,894             --              (1)          1,893
Foreign corporate debt                        2,304             --              --           2,304
                                           --------       --------        --------        --------
                                           $ 24,880       $     --        $     (2)       $ 24,878
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

NOTE 11        IN PROCESS RESEARCH AND DEVELOPMENT

        In connection with the acquisitions of PCS, PTI and ATACS, acquired in-process research and development in the aggregate amount of $6.1 million was charged to operations at the respective acquisition dates.

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

        Financial Technology, Inc. FTI has been a leading provider of management accounting software for financial institutions since 1982. Since 1994, FTI has focused on profitability measurement and other decision support systems. FTI's products are generally classified into six categories: ProfitVision, MarketVision, RiskVision, DataVision, Decision Support Products and Financial Platform Products. FTI had various new products under development in each of these categories, none of which had reached technological feasibility and of the acquisition date. The classification of each new technology as complete or under development was made in accordance with the guidelines of SFAS 86, SFAS 2 and FIN4.

        ATACS. ATACS is a fraud management software solution for the wireline, wireless and Internet telecommunication service provider industries. The system detects fraudulent traffic thereby avoiding significant financial losses to traditional telecommunication carriers and Internet Service Providers. ATACS' Version 4.2 includes significant enhanced features from its prior version, including new enhancements to Velocity, Message Handlers and a subsystem to support fraud detection of on-line transactions. ATACS Version 4.1 was completed and producing revenues prior to the acquisition date while Version 4.2, which includes new technology that allows the system to function on three interface platforms, was under development and had not yet reached technological feasibility as of the acquisition date. Although Version 4.2 has as its foundation technology from the completed as well as in-process technology, BNC believes that it will have changed significantly so as to be considered new research and development efforts. The classification of each research and development project as complete or under development was made in accordance with the guidelines of SFAS 86, SFAS 2 and FIN4.

                                HNC SOFTWARE INC.

================================================================================
Item 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

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

        Potential worst case Year 2000 scenarios currently being considered by HNC address issues arising from non-compliance by its customers, suppliers or internal operating systems. Although the Company's Y2k Project will strive to uncover significant non-compliance issues, in the worst case not all Y2k problems may be uncovered by the year 2000, which could have a material adverse effect on the Company's business. However, the Company believes that its most probable worst case scenario is more likely to arise from its customers' and vendors' inability to become Year 2000 compliant than from the Company's failure to bring its own products into compliance. As a result, the Company's supply chain and revenues could be adversely impacted. As discussed below, the Company generates a significant portion of its revenues from usage-based license fees which would be at risk if its customers are unable to operate their computer systems due to Year 2000 problems caused by software developed internally by the customer or purchased from a third party vendor. Some considerations include quantifying the impact that usage-based fees may have on the Company's business and understanding the compliance programs and contingency plans, if any, the Company's vendors and customers have developed.

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

        HNC is also reviewing its major internal corporate systems for Year 2000 compliance and intends to take appropriate action based on the results of such review. HNC's plan for the Year 2000 calls for compliance verification of external vendors supplying software and information systems to HNC and communication with significant suppliers to determine the readiness of third parties' remediation of their own Year 2000 issues. As part of its assessment, HNC is evaluating the level of validation it will require of third parties to ensure their Year 2000 readiness. To date, HNC has not encountered any material Year 2000 issues concerning its computer systems. HNC plans to complete its Year 2000 research and testing and create any necessary contingency plans by the end of the first quarter of 1999. All costs associated with carrying out HNC's plan for Year 2000 compliance are being expenses as incurred. The total cost associated with preparation for the Year 2000 has not been, and is not expected to be, material to HNC's business, financial condition or results of operations. Nevertheless, HNC may not timely identify and remediate all significant Year 2000 problems and remedial efforts may involve significant time and expense. Failure to identify such problems could, for example, impair HNC's internal product development efforts and internal management systems. There can be no assurance that any Year 2000 compliance problems of HNC or its customers or suppliers will not have a material adverse effect on HNC's business, financial condition and results of operations.

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

        For the nine months ended September 30, 1998, approximately 7% of the Company's sales were denominated in currencies other than the Company's functional currency, which is the US dollar. These foreign currencies are primarily those of Western Europe, Canada and Australia.

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


REVENUES

        LICENSE AND MAINTENANCE REVENUES. The Company's license and maintenance revenues are derived from annual license fees, monthly license fees, perpetual license fees and annual maintenance fees. License and maintenance revenues were $36.8 million for the quarter ended September 30, 1998, an increase of 55% from $23.7 million for the comparable quarter in 1997. The increase in license and maintenance revenues was due primarily to the growth of license fee revenues from the financial solutions segment of approximately $5.3 million and the retail solutions segment of approximately $3.4 million. The increase in the financial solutions industry revenue during the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997, is attributable to an increase in sales of the Falcon and AREAS product lines and sales generated by the recently acquired company, FTI. On September 30, 1998, the Company entered into a two year service agreement and a three year sale/license agreement for its AREAS, Data Mining Workstation, DeployNet/API and SIMD Numerical Array Processor products with Transamerica Intellitech. The increase in license and maintenance revenues in the retail solutions segment in the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997, was primarily attributable to an increase in sales of the Retek suite of products. Products of the recently acquired company, PCS, were added to the Retek suite of products during the first quarter of 1998. Contributing to the increase in license and maintenance revenues in the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997, were increases in the insurance solutions segment of approximately $2.7 million due primarily to an increase in the customer base and in the telecommunications solutions segment of approximately $1.6 million due to the recently acquired ATACS product line.

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

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and other personnel-related expenses and subcontracted development services. Research and development expenses in the third quarter of 1998 were $9.2 million or 19% of total revenues compared to $6.0 million or 20% of total revenues in the third quarter of the prior year. Research and development expenses for the first nine months of 1998 were $23.6 million or 19% of total revenues compared to $15.4 million or 19% of total revenues for the first nine months of the prior year.

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

        IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES. In-process research and development expenses were $6.1 million for the nine month period ended September 30, 1998. These one-time write-offs were related to the acquisitions of PCS, $1.8 million, and FTI, $3.0 million, and the asset purchase of ATACS, $1.3 million, during the first nine months of 1998.

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

        ACQUISITION RELATED AMORTIZATION EXPENSES. Acquisition related amortization expenses were $1.2 million or 3% of total revenues in the third quarter of 1998 and $2.0 million or 2% of total revenues in the first nine months of 1998. These expenses represent the amortization of intangible assets purchased in conjunction with the Company's acquisitions of PCS and FTI and the asset purchase of ATACS during the first nine months of 1998.

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

        INCOME TAX PROVISION. The income tax provisions of $3.7 million and $1.8 million in the third quarters of 1998 and 1997, respectively, and the income tax provisions of $9.4 million and $4.6 million during the first nine months of 1998 and 1997, respectively, are based on management's estimates of the effective tax rates to be incurred by the Company during those respective full fiscal years. The 1998 income tax provisions include the tax effects of non-deductible, one-time write-offs of in-process research and development and/or amortization expense related to the purchases of PCS and FTI. The income tax provision of $1.8 million in the third quarter of 1997 and $4.6 million during the first nine months of 1997 was lower than 1997 taxes at statutory rates primarily as a result of CompReview's subchapter S corporation status prior to the acquisition, which resulted in CompReview's tax liability being borne by its former stockholders rather than by CompReview. As of the date of the acquisition, CompReview's tax status was changed to C corporation. In the future, the Company expects that the effective tax rate will be reflective of the tax rate of other California-based companies.


LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities during the first nine months of 1998 was $13.5 million, which primarily represented net income before non-cash charges for purchased research and development and depreciation and amortization of approximately $21.0 million, offset in part by an increase in accounts receivable. Net cash used in investing activities was $96.7 million during the first nine months of 1998, primarily due to net purchases of investments of $127.0 million. Net cash provided by financing activities of $106.0 million during the first nine months of 1998 was primarily related to proceeds from the issuance of the Company's 4.75% Convertible Subordinated Notes (the "Notes") due 2003 of $100.0 million issued in conjunction with the Company's debt offering in March 1998 and net proceeds of $9.7 million from the issuance of common stock. This was partially offset by costs of approximately $2.8 million related to the issuance of the above-mentioned Notes.

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

           27.01           Financial Data Schedule.

           27.02           Restated Financial Data Schedule.*


         (b) Reports on Form 8-K

             None


----------------

*Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HNC SOFTWARE INC.



Date:  February 5, 1999         By:  /s/ RAYMOND V. THOMAS
                                     -------------------------------------------
                                     Raymond V. Thomas
                                     Vice President, Finance & Administration
                                     and Chief Financial Officer

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

        27.01         Financial Data Schedule.

        27.02         Restated Financial Data Schedule.*



----------------

*Filed herewith.