Form 10-K
period 1998-12-31
HNC SOFTWARE INC/DE
filed 1999-03-30
CIK 945093

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

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

                                         Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price as reported on the Nasdaq Stock Market at February 26, 1999, was approximately $689 million. The number of shares of the Registrant's Common Stock outstanding at February 26, 1999 was 25,677,535 shares.

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

================================================================================

                                TABLE OF CONTENTS

                                                                                                    PAGE NO.
                                                                                                    --------
                                                   PART I

Item 1.      Business............................................................................       3
Item 2.      Properties..........................................................................      23
Item 3.      Legal Proceedings...................................................................      24
Item 4.      Submission of Matters to a Vote of Security Holders.................................      24

                                                  PART II
Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters...........      24
Item 6.      Selected Financial Data.............................................................      25
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations     26
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..........................      36
Item 8.      Financial Statements and Supplementary Data.........................................      36
Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure      58

                                                  PART III
Item 10.     Directors and Executive Officers of the Registrant..................................      58
Item 11.     Executive Compensation..............................................................      58
Item 12.     Security Ownership of Certain Beneficial Owners And Management......................      58
Item 13.     Certain Relationships and Related Transactions......................................      58

                                                  PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports On Form 8-K.....................      59

ProfitMax(R) is a registered trademark of the Company. CRLink(TM), CompCompare(TM), ProviderCompare(TM), PMAdvisor(TM), VeriComp(TM), MIRA(TM), AUTOADVISOR(TM), AUTOLINK(TM), CMDirector(TM), SPYDER(TM), Falcon(TM), Falcon Expert(TM), Falcon Select(TM), Falcon Debit(TM), Falcon Retail(TM), Falcon Sentry(TM), Falcon Cheque(TM), Eagle(TM), Capstone(TM), Capstone Decision Manager(TM), Capstone Strategy Manager(TM), Capstone Strategy Reporter(TM), ProfitMax Bankruptcy(TM), ProfitMax Profitability(TM), ProfitVision(TM), SelectProfile(TM), Retek Merchandising System(TM), Retek Data Warehouse(TM), Retek Active Retail Intelligence(TM), Retek Demand Forecasting(TM), Retek Replenishment Optimization(TM), Retek Trade Management(TM), Retek Distribution Management(TM), Retek Store Operations - RF(TM), Retek Behavior Profiling(TM), Retek E-Store(TM), MatchPlus(TM), SelectCast(TM), SelectResponse(TM), SelectResource(TM) and SelectPartners(TM) are trademarks of the Company. All other trademarks or trade names referred to in this Report are the property of their respective owners.

The latest news and information about the Company can be found on the HNC Software World Wide Web site: http://www.hncs.com and can also be accessed by calling our Stockholder Information Line at 1-800-396-8052.

The Company was founded in 1986 under the laws of California and was reincorporated in June 1995 under the laws of Delaware. The Company's principal executive offices are located at 5930 Cornerstone Court West, San Diego, California 92121-3728, and its telephone number is (619) 546-8877. In this Report, the terms "HNC," the "Company" and the "Registrant" each refer to HNC Software Inc., a Delaware corporation, and its consolidated subsidiaries and its predecessors unless the context otherwise requires.

                                     PART I

ITEM 1. BUSINESS

   The Company develops, markets and supports predictive software solutions for leading service industries. These predictive software solutions employ proprietary neural-network predictive decision engines, profiles, traditional statistical modeling, business models, expert rules and context vectors to convert existing data and business experiences into meaningful recommendations and actions. Just as manufacturing organizations have implemented manufacturing resource planning ("MRP") software to automate routine transactions, leading service industries such as the health-care/insurance, financial services and retail industries are using predictive software solutions to improve profitability, competitiveness and customer satisfaction.

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

   Historically, the development of predictive software solutions was inhibited by the lack of computing standards and effective computational intelligence techniques. The emergence of client-server standards, including relational database management systems, the Windows operating system and network communications protocols, has fostered the increased transmission and dissemination of electronically stored data within and among businesses. ERP software systems were developed to automate production, accounting, human resources and distribution transactions for primarily manufacturing organizations. These systems manage and store large amounts of diverse business information, providing continuous and simultaneous availability of information to geographically dispersed employees, customers and suppliers. However, ERP systems generally do not provide businesses with the functionality and flexibility needed to utilize this data to simulate operations and make real-time decisions and recommendations in diverse and rapidly changing business environments.

   Several service industries have a particular need to leverage large volumes of real-time transactional and operational data in order to address systemic issues that have historically affected profitability, competitiveness and customer satisfaction. These industries and issues include:

   o FINANCIAL SERVICES INDUSTRY. Financial institutions know that there is a greater risk associated with their customer base than for most other kinds of businesses. For example, in credit cards alone in 1997, charge-offs were $23.5 billion. Not only must these risks be managed, but also, in the age of real-time information, banks must fend off increasing competition for their customers. Finding ways to use their transaction data to manage the customer relationship is seen as key to customer loyalty and profitability.

   o RETAIL INDUSTRY. In December 1998, the Census Bureau of the Department of Commerce estimated the total annual sales for the Retail Trade to be approximately $2,696 billion. Rapid changes in consumer buying patterns, coupled with competitive pressures, have caused merchants to place increased emphasis on predicting consumer demand and managing retail inventories. As the market evolves, there is growing need for affordable technology to meet the challenges of this fast-paced industry. Evidence of this trend can be seen in retailers' shift from legacy systems to a thin client, or network computer, environment - thereby addressing the increasing demands of the market and reducing the total cost of technology ownership.

   o HEALTHCARE/INSURANCE INDUSTRY. It is estimated that approximately 55.8 million workers' compensation bills are processed each year. Workers' compensation fraud and abuse is currently receiving widespread attention in the healthcare/insurance industry. The insurance industry is regulated by each state's government and regulations vary from state-to-state. Companies must stay abreast of changes in order to remain in compliance. HNC Insurance Solutions has a dedicated team of individuals who monitor fee schedules and legislation in every state, so we are aware of upcoming revisions and can notify our customers to help them stay in compliance. We also send updated fee schedule data to our clients every month so their system is always up-to-date with the latest repricing rules and guidelines.

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

THE HNC SOLUTION

   The Company's predictive software solutions enable leading service industries, such as the healthcare/insurance, financial services and retail industries, to analyze and act upon operational and transactional data in real time. HNC's products provide the following benefits:

   Core predictive software technology. The Company's software includes a variety of computational intelligence technologies such as proprietary neural-network predictive decision engines, profiles, traditional statistical modeling, business models, expert rules and context vectors, that can be customized to specific business applications. Neural networks can be adapted to changing environments and applications quickly and have proven to be accurate and effective in real-time operating environments. The Company's neural network decision engine also includes a user-defined rule-based technology. The neural networks and rulebases are delivered through software that allows the Company's products to adapt to many customer-specific business needs without extensive custom programming.

   Quick payback for customers. The Company's software solutions are designed for quick customer payback. The Company typically installs its products in two to six months, and customer payback periods for installation and first year usage fees are typically less than one year. Payback is rapid because the software products address applications that have a significant profit impact. The Company personnel focus not only on the technical integration, but also on delivering direct benefits to the customer throughout the service contract period.

   Transaction-based, real-time decision capability. The Company's software can operate in real time, providing an immediate, situation-specific response to each customer transaction. For example, the Falcon system for credit/debit card fraud detection can monitor millions of transactions each day, identify fraudulent transactions in progress and permit the card issuing bank to withhold an authorization before the perpetrator completes a purchase. The Falcon system differs from traditional modeling implementations, which operate in a batch or off-line mode on a collection of historical transactions.

   Flexible client-server solutions. The Company's solutions can be integrated into a customer's existing environment or architecture. The Company's products are available on industry-standard, client-server platforms, including Windows and UNIX clients, NetWare, Windows NT, UNIX and CICS servers and IBM, Oracle, Sybase and Informix databases. The Company's application products represent a complete software solution, including decision models, deployment software, communications interfaces and GUIs. The Company also supplies systems integration, ongoing performance analysis, model rebuilding and application consulting services to help ensure ongoing success for the customer. The Company believes that this flexible combination of products, services and deployment platforms represents an advance that enables successful predictive software system deployment in many business-critical applications.

   Turnkey, customized and user-developed model options. The choice of data source is important to customers because data are the fundamental building blocks used to create accurate predictive models. The Company provides various models built on industry-specific or customer-specific data to meet individual application requirements. Customers and data suppliers provide the Company with historical transaction data for turnkey models, trend analyses and product updates. This combination of proprietary turnkey customized and user-developed models allows the Company to offer products that solve a broad range of predictive application problems.

HNC'S STRATEGY

   The Company's objective is to be the leading supplier of predictive software solutions by leveraging its core computational intelligence technology across a series of product families targeted at specific service industries. The Company's strategy for achieving this objective contains the following key elements:

   Maintain and strengthen the Company's position at the core of its customers' applications infrastructure. Customers rely heavily on HNC's predictive software solutions to anticipate and react to rapidly changing business conditions. The Company's core computational intelligence technology serves as a platform upon which service businesses can deploy and combine the Company's products to manage and respond to operational and transactional data in real time. Therefore, the Company attempts to establish a strong position within the applications infrastructure of its customers. For example, the Company's first predictive solution product, Falcon, is a credit/debit card fraud detection system for monitoring individual credit card accounts. By adapting the core technology developed for Falcon, HNC later introduced ProfitMax, a transaction-based, real-time credit authorization system that manages the profitability of credit card portfolios. The Company believes that the opportunity exists for similar penetration within each of its core vertical markets, including opportunities such as retail banking within the financial services industry. As another example, the Company's context vectoring technology could profile visitors to a financial institution's Web site and send proactive direct e-mails regarding financial products.

   Leverage core predictive technologies to enter new market segments. Historically, the Company has applied its core predictive technology to the domain knowledge of companies it has acquired to introduce new products. For example, in August 1996, the Company acquired Risk Data, a developer of decision systems in the workers' compensation industry. By combining HNC Insurance Solutions, Inc.'s industry expertise with the Company's fraud detection technology, the Company is developing a VeriComp module that applies predictive technology to employer fraud in the workers' compensation industry. In addition, the Company is evaluating opportunities in other data-intensive industries, such as telecommunications, where predictive software may have the ability to improve business performance and profitability.

   Earn recurring revenues through long-term contracts. The Company markets many of its predictive software solutions as an ongoing service that includes software licenses, decision model updates, application consulting and on-line or on-site support and maintenance. Since many of the Company's applications are enhanced by periodic model updates, customers derive significant value from the Company's ongoing services. In addition, the business-critical nature of many of the Company's predictive software solutions creates customer demand for long-term support commitments. Accordingly, the Company's customers typically pay for this package of software and service with a monthly usage fee and a one to seven year contract commitment.

   Use strategic relationships to support direct distribution. In each of its primary markets, the Company uses strategic relationships with system integrators and third-party service providers to support its direct distribution efforts. These partners provide varying levels of distribution support, from lead generation to resale of the Company's products. The Company maintains such strategic relationships with Electronic Data Systems Corporation ("EDS"), Intracorp and Marsh McLennan, Inc. in healthcare/insurance, First Data Corporation and EDS in financial services, and Andersen Consulting and KPMG Peat Marwick LLP in retail.

   Growth through acquisitions. The Company acquired Risk Data Corporation or Risk Data, Retek Information Systems, Inc. or Retek and CompReview, Inc. or CompReview in 1996 and 1997, thereby significantly expanding its product offerings in its target markets. In 1998, HNC acquired Practical Control Systems or PCS, Financial Technology, Inc. or FTI and the Advanced Telecommunications Abuse Control System or ATACS product line. The Company expects to continue to review acquisitions of businesses, products and technologies as a means to expand its product offerings for existing and new target markets.

MARKETS AND PRODUCTS

   HNC has a broad family of predictive software products that provide specific solutions for each of the healthcare/insurance, financial services and retail markets. Revenues from the Company's three target markets each accounted for approximately one-quarter of the Company's total revenues in 1998. Revenues from three products, CRLink, Retek Merchandising System and Falcon, accounted for 49.2% of the Company's total revenues in 1998. See "Risk Factors -- Product Concentration."

Healthcare/Insurance

   HNC offers and is developing products in the healthcare/insurance market. These products are targeted to insurance carriers, insurance providers, managed care organizations, state insurance funds, third-party administrators and large, self-insured employers. HNC has developed predictive software solutions that address the containment of the medical costs of workers' compensation and automobile accident insurance claims, workers' compensation loss reserving, workers' compensation fraud, managed care effectiveness and provider effectiveness. These solutions, CRLink, MIRA, CompCompare, ProviderCompare, PMAdvisor, VeriComp, AUTOADVISOR, eCM Director and SPYDER allow users the ability to analyze medical bills, estimate insurance loss reserves, compare medical treatments and procedures, reduce fraud losses and streamline operations.

                   HNC HEALTHCARE/INSURANCE INDUSTRY PRODUCTS

--------------------------------------------------------------------------------
      PRODUCT                           PRODUCT DESCRIPTION
--------------------------------------------------------------------------------
CRLink               CRLink operates as the bill review engine that links all of the critical components of an effective cost containment
                     program to help clients control the cost of workers'
                     compensation, personal injury and other casualty risks.
--------------------------------------------------------------------------------
MIRA                 MIRA uses statistical predictive methods to automatically
                     determine workers' compensation loss reserves based on
                     historical data gathered from insurance carriers,
                     third-party administrators and state insurance funds
                     throughout the United States.
--------------------------------------------------------------------------------
CompCompare          CompCompare enables clients to compare claims costs or the effectiveness of managed care programs by using
                     benchmarking data from HNC's proprietary workers'
                     compensation database.
--------------------------------------------------------------------------------
ProviderCompare      ProviderCompare is a physician profiling product that
                     provides on-line access to HNC's proprietary workers'
                     compensation database. ProviderCompare enables clients to
                     generate a detailed comparative analysis, such as treatment costs, among providers within the same specialty.
--------------------------------------------------------------------------------
PMAdvisor            PMAdvisor enables claim payers to verify that the number of visits and type of treatment for claims involving physical medicine (primarily chiropractic and physical therapy) are appropriate for the diagnosis and severity of the injury
                     and to identify chiropractic and physical therapy claims
                     that exceed appropriate treatment guidelines.
--------------------------------------------------------------------------------
VeriComp             VeriComp is a workers' compensation claimant system
                     designed to assist in identifying claimant behavior that is likely to indicate the presence of fraud or abuse.
--------------------------------------------------------------------------------
AUTOADVISOR          AUTOADVISOR integrates the medical repricing software with a managed care component for the auto medical claims
                     market.
--------------------------------------------------------------------------------
eCM Director         eCM Director allows clients to identify claims that would
                     benefit most from case management and by automating those
                     decisions.
--------------------------------------------------------------------------------
SPYDER               SPYDER is a fraud and abuse containment system for Medicaid and Medicare agencies and commercial insurers, and is
                     designed to detect emerging, as well as known, fraud
                     schemes before they result in extensive losses.
--------------------------------------------------------------------------------

Financial Services

   The increasing volume of electronic financial transactions requires business-critical decision-making in real time for applications such as credit card charge authorization, that carry a substantial risk of consumer and merchant fraud. The Company's Falcon and ProfitMax product lines are targeted at bank and private label card issuers and payment processors. Falcon employs a client/server architecture that consists of an interface into the customer's legacy system, a decision engine, a cardholder profile database, a case management database and a fraud workstation.

   The Company estimates that loan underwriting costs in the United States currently exceed $2.5 billion each year. Competitive pressures including cost reduction, rapid loan approval and the growth of on-line banking have compelled lenders to turn to software solutions that can automate loan origination in order to lower costs, improve customer service and provide remote access to lending services. The Company's predictive software solution for the loan origination markets, Capstone, allows lenders such as banks and private label card issuers, home equity lenders, auto lenders and mortgage lenders to automate the loan approval decision process.

                    HNC FINANCIAL SERVICES INDUSTRY PRODUCTS

--------------------------------------------------------------------------------
      PRODUCT                        PRODUCT DESCRIPTION
--------------------------------------------------------------------------------
Falcon Product Line        Falcon products are neural network-based solutions
Falcon                     that examine transaction, cardholder and merchant
Falcon Expert              data to detect a wide range of credit and debit card
Falcon Select              fraud. Using predictive software techniques, Falcon
Falcon Debit               captures relationships and patterns that often are
Falcon Retail              missed by traditional methods of detecting suspicious
Falcon Sentry              transactions.
Falcon Cheque
Eagle
--------------------------------------------------------------------------------
Capstone Product Line      Capstone is an intelligent, high-performance new
Capstone Decision Manager  account decision processing solution. Based on expert
Capstone Strategy Manager  rules, Capstone allows users to automate lending
Capstone Strategy Reporter decisions and design, test, implement and track lending policies.
--------------------------------------------------------------------------------
ProfitMax Product Line     ProfitMax provides transaction-based, real-time
ProfitMax Profitability    authorization and action  decisions from within a
ProfitMax Bankruptcy       complete infrastructure for managing the
                           profitability of credit card portfolios. ProfitMax
                           uses neural networks, expert rules and HNC's
                           cardholder behavior profiling technology to analyze
                           the expected profitability of each account in an
                           issuer's portfolio using the issuer's definition of
                           financial profit. ProfitMax Bankruptcy uses the basic
                           ProfitMax structure to predict the likelihood of
                           cardholder bankruptcy even before the cardholder is
                           delinquent.
--------------------------------------------------------------------------------
ProfitVision               ProfitVision is an enterprise-wide, comprehensive,
                           profitability analysis system. It incorporates an
                           interface to core accounting systems and to help
                           ensure the accuracy of profitability measurement.
--------------------------------------------------------------------------------
SelectProfile              SelectProfile is a predictive customer relationship
                           management service that uses transaction data to
                           automatically segment cardholders for targeted
                           marketing programs.
--------------------------------------------------------------------------------

Retail

   Although retailers have made significant investments in customer information, point-of-sale and quick-response ordering systems, these applications often do not include the forecasting ability required to maximize profitability and respond to competition through timely "in-store" replenishment, electronic networking and quick response initiatives. The Company has developed a group of products that effectively addresses inventory control, merchandise management and financial control management. These software solutions allow retailers to build forecasting and marketing models to carry out day-to-day buying and selling activities, thereby reducing carrying costs for inventories and improving purchasing, promotion and logistics efficiencies. The target markets for the Company's retail products are department stores, mass merchandisers and specialty retail chains in multi-store and multi-warehouse environments with gross sales in excess of $200 million.

                                 HNC RETAIL INDUSTRY PRODUCTS

--------------------------------------------------------------------------------
      PRODUCT                        PRODUCT DESCRIPTION
--------------------------------------------------------------------------------
Retek Merchandising        The Retek Merchandising System provides inventory
   System                  control, merchandise management and financial control
                           and addresses the definition and management of
                           merchandise at the SKU level and reporting and
                           financial control through stock ledgers.
--------------------------------------------------------------------------------
Retek Data Warehouse       Retek Data Warehouse provides the transaction
                           infrastructure needed for retailers to plan, buy,
                           move, sell and pay for their merchandise.
--------------------------------------------------------------------------------
Retek Active Retail        Active Retail Intelligence identifies performance
   Intelligence            exceptions and recommends the appropriate corrective
                           action.
--------------------------------------------------------------------------------
Retek Demand Forecasting   Retek Demand Forecasting provides forecasts to
                           retailers' supply chain planning allocation and
                           replenishment functions and uses predictive causal
                           techniques with automated forecasting and
                           multi-dimensional on-line analysis.
--------------------------------------------------------------------------------
Retek Replenishment        Retek Replenishment Optimization uses optimization
  Optimization             simulations to set up and maintain efficient
                           inventory replenishment systems.
--------------------------------------------------------------------------------
Retek Trade Management     Retek Trade Management enables retailers to better
                           manage and optimize the global import process.
--------------------------------------------------------------------------------
Retek Distribution         Retek Distribution Management automates the entire
  Management               distribution management process, handling processes
                           for yard/trailer management to paperless picking and
                           packing.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
      PRODUCT                        PRODUCT DESCRIPTION
--------------------------------------------------------------------------------
Retek Store Operations - RF  Retek Store Operations - RF improves customer service and inventory integrity and lowers payroll
                             by linking store employees to corporate databases
                             through radio-frequency guns and a high-speed
                             intranet.
--------------------------------------------------------------------------------
Retek Behavior Profiling     Retek Behavior Profiling evaluates transaction data
                             to uncover highly profitable relationships between
                             products and customers that might otherwise go
                             undetected.
--------------------------------------------------------------------------------
Retek E-Store                Retek E-Store enables retailers to transfer the
                             success of their retail storefronts into the
                             Internet.
--------------------------------------------------------------------------------

EMERGING MARKET OPPORTUNITIES

   The Company's experience and technology capabilities in the healthcare/insurance, financial services and retail markets often lead to new product ideas and concepts. The Company also evaluates new market opportunities that arise through its commercial and government contract work. As contracts are completed, the end products are evaluated for commercialization. For example, contracts for the Advanced Research Projects Agency, United States Army Research Laboratory, United States Air Force, Office of Naval Research, DataTimes Corporation and Tracor Applied Sciences, Inc. generated a context-based text analysis technology called MatchPlus. This core text analysis technology has been under development at the Company for the last seven years for Department of Defense applications. During 1996, the Company formed its Aptex Software Inc. subsidiary (since merged into HNC) to commercialize the Company's MatchPlus text analysis technology for emerging markets. Aptex has developed a strategic partnership with InfoSeek Corporation, an Internet search and navigation service, to deliver products using this text analysis technology to the Internet market. To date, four new Internet products have been launched: SelectCast, SelectResponse, SelectResource and SelectProfile.

   Substantially all of the Company's revenues in recent years have been attributable to sales of predictive software solutions and services, and these products and services are currently expected to continue to account for a substantial amount of the Company's future revenues. The market for predictive software solutions is still emerging. The rate at which businesses have adopted the Company's products has varied significantly by market and by product within each market, and the Company expects to continue to experience such variations with respect to its target markets and products in the future. The Company has introduced products for the healthcare/insurance, financial services and retail markets. The Company has recently announced several new products, including Falcon Cheque, VeriComp, AUTOADVISOR, eCM Director, SPYDER, Retek Store Operations - RF, Retek Behavior Profiling, Retek E-Store and SelectProfile. To date, none of these products has achieved any significant degree of market acceptance, and there can be no assurance that such products will ever be widely accepted. Although businesses in the Company's target markets have recognized the advantages of using predictive software solutions to automate the decision-making process, many have developed decision automation systems internally rather than licensing them from outside vendors. There can be no assurance that the markets for the Company's products will continue to develop or that the Company's products will be widely accepted, if at all. If the markets for the Company's new or existing products fail to develop, or develop more slowly than anticipated, the Company's sales would be negatively impacted, which would have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMER SERVICE AND SUPPORT

   A high level of continuing maintenance, service and support is critical to maintaining the performance of the Company's predictive software solutions. Service and support are also essential to the Company's objective of developing long-term relationships with, and obtaining recurring revenues from, customers. The Company's service and support activities are related to system installation, performance validation and ongoing consultation on the optimal use of the Company's products.

   Model and Rule Updates. Most of the Company's product license agreements include periodic data, model and/or rule updates to maintain system performance. The Company's technical personnel generally assist the customer with installation of updates. The Company makes commitments to update models and rules at varying intervals, from fixed times (such as quarterly and annually) to unscheduled times, provided the customer has met its commitments to provide data to the Company.

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

PRICING

   The Company generally establishes prices in one of two ways: usage-based fees and fixed-fee licenses with maintenance. The Company generally employs usage-based pricing for its healthcare/insurance products, Falcon and ProfitMax. Under the usage-based pricing structure, the Company generally provides a fixed-term software license, software maintenance, model updates (in the case of HNC-supplied models) and ongoing consulting services in exchange for recurring revenue based on usage. Usage-based term contracts typically include annual price index adjustments. In 1998, 1997 and 1996, annual license and maintenance revenues from these contracts represented 50.8%, 55.2% and 56.1% of HNC's total revenues, respectively. The Company generally employs fixed-fee license pricing for Capstone and all of the Company's retail products except Falcon Retail. Under the fixed-fee license pricing structure, the Company generally licenses the product for the customer's internal use on a perpetual basis. In most cases, the user can separately contract for maintenance services on an annual basis. The Company typically offers early adopter pricing for its usage-based products to customers that agree to be part of pilot or other early product life cycle installations. Early adopter pricing might include reduced-fee perpetual licenses, reduced-fee services or both.

   The Company often contracts for installation services associated with its predictive software solutions. The Company provides user-specific proposals priced at either fixed-fee levels or on a time and materials basis. In nearly all cases, travel expenses are billed separately at cost.

   The Company offers contract consulting services. Because of the complexity associated with predictive software solutions, users often request that the Company help them to develop models or analyze problems. Also, from time to time the Company accepts engagements not associated with current product offerings in order to become more familiar with a new application area and determine the potential for new product development. Although consulting services are included with many of the Company's usage-based products, customers may request additional consulting, often associated with custom modeling.

SALES AND MARKETING

   The Company sells and markets its software and services in North America and internationally through its direct sales organization, joint marketing and distribution agreements. The Company's worldwide sales and marketing organization consisted of 124 employees as of December 31, 1998. The domestic sales staff is based at the Company's corporate headquarters in San Diego and in United States field offices in California, Colorado, Connecticut, Georgia, Minnesota, New York, Pennsylvania, Texas and Virginia. Internationally, the Company has field sales offices in Australia, Canada, France, Germany, Japan, Singapore, South Africa and the United Kingdom. To support its sales force, the Company conducts comprehensive marketing programs, which include direct mail, public relations, advertising, seminars, trade shows and ongoing customer communication programs. The sales staff is generally product-based, and each representative is assigned a geographic territory.

   The Company has licensed First Data Resources, Inc. ("First Data") and EDS to act as service bureaus to provide an alternate channel of distribution for end-users to utilize the Falcon product. First Data also licenses ProfitMax as a service bureau. The Company generally assists its service bureau partners in the sales effort, often employing the Company's direct sales force in the process. The Company's sales representatives earn a commission for service bureau sales in their territory. These service bureaus pay the Company monthly usage fees based on the volume of transactions processed.

   In 1998, 1997 and 1996, international operations and export sales (including sales in Canada) represented 23.1%, 18.9% and 17.7% of the Company's total revenues, respectively. International sales result primarily from Falcon product sales and sales of retail products. The Company intends to continue to expand its operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources. The Company has committed and continues to commit significant time and development resources to customizing certain of its products for selected international markets and to developing international sales and support channels. There can be no assurance that the Company's efforts to develop products, databases and models for targeted international markets or to develop additional international sales and support channels will be successful. The failure of such efforts, which can entail considerable expense, could have a material adverse effect on the Company's business, financial condition and results of operations.

   International sales are subject to additional inherent risks, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, the burdens of complying with a variety of foreign laws, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences and political and economic instability. The Company's international sales are currently denominated predominantly in United States dollars and a small portion is denominated in other currencies, primarily those of Western Europe, Canada and Australia. An increase in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive, and therefore potentially less competitive, in foreign markets. In the future, to the extent the Company's international sales are denominated in local currencies, foreign currency translations may contribute to significant fluctuations in the Company's business, financial condition and results of operations. If for any reason exchange or price controls or other restrictions on foreign currencies are imposed, the Company's business, financial condition and results of operations could be materially adversely affected.

   Due in part to the business-critical nature of certain of the Company's applications, potential customers perceive high risk in connection with adoption of the Company's products. As a result, customers have been cautious in making decisions to acquire the Company's products. In addition, because the purchase of the Company's products typically involves a significant commitment of capital and may involve shifts by the customer to a new software and/or hardware platform, delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the purchase of the Company's products is typically lengthy, unpredictable and subject to a number of significant risks over which the Company has little or no control, including customers' budgetary constraints and internal acceptance reviews. The sales cycle associated with the licensing of the Company's products can typically range from 60 days to 18 months. As a result of the length of the sales cycle and the typical size of customers' orders, the Company's ability to forecast the timing and amount of specific sales is limited. A lost or delayed sale could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Neural-Network Technology. Neural networks have predictive power that can be improved with experience as the historical database increases in size. The term "neural network" refers to a family of nonlinear, statistical modeling techniques, sometimes called "computational intelligence." These techniques distinguish themselves through a process of automated "learning" or "training" that replaces the time-consuming manual techniques of traditional nonlinear, statistical modeling. The neural-network architecture itself consists of groups of "processing elements," or equations with several inputs and a single output. The output of each element becomes either the input to another element or part of the dependent output. Each input receives a "weight" or value, in the equation, which is adjusted during the training process. The actual result from each training record is compared with the answer from the neural network, and the weights are adjusted to reduce the error between the two. This process can become computationally intensive, as millions of training data records must be processed hundreds or thousands of times. The Company has developed proprietary high-speed and parallel-processor boards to accelerate training and execution of its neural-network software. The Company believes that the rapid model development afforded by its technology provides a competitive advantage in the development of predictive software solutions.

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

   Context Vector Technology. Context vector technology is a way to explore, analyze and model unstructured textual data. Context vector technology automatically discovers the underlying structure of free form symbolic data. This structure enables modeling from data elements previously considered impossible to include in predictive software applications. Context vector technology also models behavior. Just as relationships are discovered in unstructured data, observing electronic transaction behavior identifies patterns. Compatibility predictions can be made between information, behavior, people and products. When combined with other HNC technologies, such as neural networks and rule-based systems, the Company believes that context vectors can improve the performance of existing applications while opening new market opportunities. Context vector technology has been demonstrated to increase banner advertising click rates on the Internet, automate e-mail responses and discover unknown relationships in credit card transaction data.

   The Company's success depends upon its ability to enter new markets by successfully developing new products for such markets on a timely and cost-effective basis. The Company's products often require customer data for decision model development and system installation. As a result, completion of new products (particularly new products for markets not previously served by the Company) may be delayed while the Company extracts sufficient amounts of statistically relevant data and develops the models. During this development process, the Company relies on its potential customers in the new market to provide data and to help train the Company's personnel in the use and meaning of the data in the specific industry. These relationships also assist the Company in establishing a market presence and credibility in the new market. These potential customers, most of which have significantly greater financial and marketing resources than the Company, may compete with the Company in the future or otherwise discontinue their relationships with or support of the Company, either during development of the Company's products or thereafter. The failure by the Company to obtain adequate third-party support for new product development would have a material adverse effect on the Company's ability to enter new markets and, consequently, on the Company's business, financial condition and results of operations. See "Risk Factors -- Risks Associated with Technological Change and Delays in Developing New Products."

RESEARCH AND DEVELOPMENT

   Research and development expenses were $26.6 million, $21.2 million and $
13.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company believes that its future success depends in part on its ability to maintain and improve its core technologies, enhance its existing products and develop new products that meet an expanding range of markets and customer requirements. The Company intends to expand its existing product offerings and to introduce new predictive software solutions. In the development of new products and enhancements to existing products, the Company uses its own tools extensively. Until 1996, the Company relied primarily on internal development of its products. Based on timing and cost considerations, however, the Company has acquired, and in the future may consider acquiring, technology or products from third parties. For example, the Company acquired technology and products in connection with its acquisitions of Risk Data and Retek in 1996, CompReview in 1997 and PCS, FTI and ATACS in 1998.

   The Company performs all quality assurance and develops documentation internally. The Company intends to continue to support industry standard operating environments, client-server architectures and network protocols. The Company's specialists in neural network model development, software engineering, user interface design, product documentation and quality improvement are responsible for maintaining and enhancing the performance, quality and usability of all of the Company's predictive software solutions. The marketing services organization is responsible for authoring and updating all user documentation and other publications. See "Risk Factors -- Risks Associated with Technological Change and Delays in Developing New Products."

   The Company strategically targets its long-term research projects. In addition to funds allocated for research, the Company receives research contracts from a range of commercial sources and the United States Government. Government and commercial contract customers have included the Advanced Research Projects Agency, United States Air Force, Office of Naval Research and Tracor Applied Sciences, Inc. The Company believes that these contracts augment its ability to maintain existing technologies and investigate new technologies that may or may not become part of its products. The United States Government typically retains certain intellectual property rights and licenses in the technologies the Company develops under research contracts directly or indirectly sponsored by the government, and in some cases can terminate the Company's rights in such technologies if the Company fails to commercialize them on a timely basis. Historically, these contracts have not resulted in development of products contributing to the Company's revenues in the fiscal year in which the research contract is performed, or in the subsequent fiscal year.

   The market for the Company's predictive software solutions is characterized by rapidly changing technology and improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems and database technology. The Company's success will depend upon its ability to continue to develop and maintain competitive technologies, enhance its current products and develop, in a timely and cost-effective manner, new products that meet changing market conditions, including evolving customer needs, new competitive product offerings, emerging industry standards and changing technology. For example, the rapid growth of the Internet environment creates new opportunities, risks and uncertainties for businesses, such as HNC, which develop software solutions that now may have to be designed to operate in Internet, intranet and other on-line environments. The Company may not be able to develop and market, on a timely basis, or at all, product enhancements or new products that respond to changing technologies. The Company has previously experienced significant delays in the development and introduction of new products and product enhancements, primarily due to difficulties with model development, which has in the past required multiple iterations, as well as difficulties with acquiring data and adapting to particular operating environments. The length of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. Any significant delay in the completion of new products, or the failure of such products, if and when installed, to achieve any significant degree of market acceptance, would have a material adverse effect on the Company's business, financial condition and results of operations. Any failure by the Company to anticipate or to respond adequately to changing technologies, or any significant delays in product development or introduction, could cause customers to delay or decide against purchases of the Company's products and would have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

   The Company relies on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. The Company currently owns eleven issued United States patents and has six United States patent applications pending. The Company has applied for additional patents for its Falcon technology in Canada, Europe and Japan and for its MIRA product in Australia, Canada and Europe. The Company's issued United States patents expire at dates that range from December 2008 to February 2016. There can be no assurance that patents will be issued with respect to pending or future patent applications or that the Company's patents will be upheld as valid or will prevent the development of competitive products. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. As part of its confidentiality procedures, the Company generally enters into invention assignment and proprietary information agreements with its employees and independent contractors and nondisclosure agreements with its distributors, corporate partners and licensees, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise to obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, to ensure that customers will not be adversely affected by an interruption in the Company's business, the Company places source code for certain of its products into escrow, which may increase the likelihood of misappropriation or other misuse of the Company's intellectual property. Moreover, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries, in which the Company has done and may do business. Also, the Company has developed technologies under research projects conducted under agreements with various United States Government agencies or subcontractors to such agencies. Although the Company has acquired certain commercial rights to such technologies, the United States Government typically retains ownership of certain intellectual property rights and licenses in the technologies developed by the Company under such contracts, and in some cases can terminate the Company's rights in such technologies if the Company fails to commercialize them on a timely basis. In addition, under certain United States Government contracts, the results of the Company's research may be made public by the government, which could limit the Company's competitive advantage with respect to future products based on such research.

   In the past, HNC has received communications from third parties asserting that the Company's trademarks infringe such other parties' trademarks, or that data used by the Company is copyrighted by such third party, none of which has resulted in litigation or material losses to the Company. In November 1998, Nestor, Inc. filed a complaint against the Company alleging that the Company is infringing a United States patent issued to Nestor and seeking a declaration that a United States patent issued to the Company is invalid and seeking damages and injunctive relief. The complaint also seeks treble compensatory damages, punitive damages and injunctive relief for alleged violations of the Sherman Antitrust Act and the Rhode Island Antitrust Act. See "Item 3 - Legal Proceedings." Given the Company's ongoing efforts to develop and market new technologies and products, the Company may be subject to claims from other third parties asserting that the Company's products infringe, or may infringe, their intellectual property rights. If as a result of any such claims the Company were precluded from using certain technologies or intellectual property rights, licenses to such disputed third-party technology or intellectual property rights might not be available on reasonable commercial terms, if at all. Furthermore, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation, either as plaintiff or defendant, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks, whether or not such litigation is resolved in favor of the Company. In the event of an adverse ruling in any such litigation, the Company might be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology, and a court might invalidate the Company's patents, trademarks or other proprietary rights. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

COMPETITION

   The market for predictive software solutions is intensely competitive and subject to rapid change. Competitors, many of which have substantially greater financial resources than the Company, vary in size and in the scope of the products and services they offer. The Company encounters competition from a number of sources, including (1) other application software companies, including enterprise software vendors, (2) management information systems departments of customers and potential customers, including financial institutions, insurance companies and retailers, (3) third party professional services organizations, including consulting divisions of public accounting firms, (4) hardware suppliers that bundle or develop complementary software, (5) network and service providers that seek to enhance their value-added services, (6) neural-network tool suppliers and (7) managed care organizations. In the healthcare/insurance market, the Company has experienced competition primarily from National Council on Compensation Insurance ("NCCI"), Corporate Systems, Inc. and CSC Incorporated. In the workers' compensation and medical cost administration market, the Company has experienced competition from Medicode, Inc. ("MediCode"), Medata, Inc., Embassy Software and a division of Automatic Data Processing, Inc. ("ADP") with regard to software licensing, and Intracorp and Corvel Corporation in the service bureau operations market. Additionally, the Company has faced competition from ADP in the automobile accident medical claims market. In the financial services market, the Company has experienced competition from Fair, Isaac & Co., Inc., Cogensys (a subsidiary of Policy Management Systems Corporation), Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac"), International Business Machines Corporation ("IBM"), Nestor, Inc., NeuralTech Inc., Neuralware Inc., PMI Mortgage Services Co., VISA International and others. In the retail market, the Company has experienced competition from JDA Software Group, Inc., SAP AG, PeopleSoft, Inc., IBM, Manugistics Group, Inc. and others. The Company expects to experience additional competition from other established and emerging companies, as well as other technologies. For example, the Company's Falcon product competes against other methods of preventing credit card fraud, such as card activation programs, credit cards that contain the cardholder's photograph, smart cards and other card authorization techniques. Increased competition, whether from other products or new technologies, could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations.

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

   The Company believes that the principal competitive factors affecting its market include technical performance (for example, accuracy in detecting credit card fraud or evaluating workers' compensation claims), access to unique proprietary databases and product attributes such as adaptability, scalability, ability to integrate with products produced by other vendors, functionality, ease-of-use, product reputation, quality, performance, price, customer service and support, the effectiveness of sales and marketing efforts and HNC reputation. Although the Company believes that its products currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

   Some of the Company's current competitors, and many of the Company's potential competitors have significantly greater financial, technical, marketing and other resources than the Company and broader integrated product lines. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company and may possess marketing advantages due to their ability to market integrated suites of related products that are vital to the customer's computing infrastructure. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly gain significant market share. Also, the Company relies upon its customers to provide data, expertise and other support for the ongoing updating of the Company's models. The Company's customers, most of which have significantly greater financial and marketing resources than the Company, may compete with the Company in the future or otherwise discontinue their relationships with or support of the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

EMPLOYEES

   As of December 31, 1998, the Company had 910 employees, including 438 in product development and support, 146 in customer service, 124 in sales and marketing, 78 in service bureau and 124 in finance, administration and MIS. Most of these employees are located in the United States. None of the Company's employees are represented by a labor union. HNC has experienced no work stoppages and believes that its employee relationships are generally good.

   The Company's success depends to a significant degree upon the continued service of members of the Company's senior management and other key research, development, sales and marketing personnel. Accordingly, the loss of any of the Company's senior management or key research, development, sales or marketing personnel could have a material adverse effect on the Company's business, financial condition and results of operations. Only a small number of employees have employment agreements with the Company, and there can be no assurance that such agreements will result in the retention of these employees for any significant period of time. In addition, the untimely loss of a member of the management team or a key employee of a business acquired by the Company could have a material adverse effect on the Company's business, financial condition and results of operations, particularly if such loss occurred before the Company has had adequate time to familiarize itself with the operating details of that business and provide a suitably experienced replacement for such employee. In the past, the Company has experienced difficulty in recruiting a sufficient number of qualified sales and technical employees. In addition, competitors may attempt to recruit the Company's key employees. There can be no assurance that the Company will be successful in attracting, assimilating and retaining such personnel. The failure to attract, assimilate and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

                                  RISK FACTORS


   This Report (including the following section regarding Risk Factors) contains forward-looking statements regarding HNC and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

   Although forward-looking statements in this Report reflect the good faith judgment of HNC's management, such statements can only be based on facts and factors currently known by HNC. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed in "Risk Factors" below as well as those discussed elsewhere in this Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. HNC undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made in this Report, which attempt to advise interested parties of the risks and factors that may affect HNC's business, financial condition, results of operations and prospects.


HNC'S OPERATING RESULTS FLUCTUATE.

   HNC's revenues and operating results have varied significantly in the past and may do so in the future. Factors that affect HNC's revenues and operating results include:

o the degree of acceptance of HNC's products by the markets and industries that HNC serves;

o the historical tendency of HNC to receive, during a given fiscal period, a small number of relatively large customer orders, such that failure to recognize revenue from any such order in that fiscal period may disproportionately and adversely affect HNC's revenues and operating results for that fiscal period;

o customer cancellation of long-term contracts that yield recurring revenues or customers' ceasing their use of HNC products for which HNC receives recurring, usage-based fees and disputes with customers regarding fees payable to HNC;

o   the lengthy sales cycle of most of HNC's products;

o HNC's ability to successfully and timely develop, introduce and market new products and product enhancements;

o the timing of new product announcements and introductions by HNC and its competitors;

o   changes in the mix of HNC's distribution channels;

o   changes in the level of HNC's operating expenses;

o HNC's ability to achieve progress and fulfill its obligations under percentage-of-completion contracts;

o HNC's success in completing certain pilot installations within contracted fee budgets;

o   competitive conditions in the industry;

o   domestic and international economic conditions; and

o   market conditions in HNC's targeted markets.

   In addition, license agreements entered into during a quarter may not meet HNC's revenue recognition criteria. Therefore, even if HNC meets or exceeds its forecast of aggregate licensing and other contracting activity, it is possible that HNC's revenues would not meet expectations. Furthermore, HNC's operating results may be affected by factors unique to certain of its product lines. For example, HNC derives a substantial and increasing portion of its revenues from its retail products, which are generally priced as "perpetual" license transactions in which HNC receives a one-time license fee. HNC recognizes these fees as revenue upon delivery of the software and acceptance by the customer. Thus, failure to complete a perpetual license transaction during a fiscal quarter would have a disproportionate adverse impact on HNC's operating results for that quarter.

   HNC expects fluctuations in its operating results to continue for the foreseeable future. Consequently, HNC believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. Because HNC's expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent, HNC may be unable to adjust its spending in time to compensate for any unexpected revenue shortfall. Accordingly, HNC may not be able to maintain profitability on a quarterly or annual basis in the future. Due to the foregoing factors, it is possible that in some future quarter HNC's operating results will be below the expectations of public market analysts and investors. In that event, the price of HNC's common stock and, in turn, the price of HNC's 4.75% convertible subordinated notes due 2003, would likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

THE SALES CYCLE FOR HNC PRODUCTS IS LENGTHY AND UNPREDICTABLE.

   Due in part to the business-critical nature of certain of HNC's applications, potential customers perceive high risk in connection with adoption of HNC's products. As a result, customers have been cautious in making decisions to acquire HNC's products. In addition, because the purchase of HNC's products typically involves a significant commitment of capital and may involve shifts by the customer to a new software and/or hardware platform, delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the purchase of HNC's products is typically lengthy, unpredictable and subject to a number of significant risks over which HNC has little or no control, including customers' budgetary constraints and internal acceptance reviews. The sales cycle associated with the licensing of HNC's products can typically range from 60 days to 18 months. As a result of the length of the sales cycle and the typical size of customers' orders, HNC's ability to forecast the timing and amount of specific sales is limited. A lost or delayed sale could have a material adverse effect on HNC's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Sales and Marketing."

HNC MUST INTEGRATE RECENTLY ACQUIRED BUSINESSES AND MAY ACQUIRE BUSINESSES IN THE FUTURE.

   Between August 1996 and August 1998, HNC acquired five businesses and purchased one product line. HNC acquired Risk Data and Retek in 1996, CompReview in 1997 and PCS and FTI in 1998. Also in 1998, HNC purchased the ATACS product line and the minority interest in Aptex. HNC believes that its future growth depends, in part, upon the success of these and possible future acquisitions. HNC may not successfully identify, acquire on favorable terms or integrate such businesses, products, services or technologies. HNC may in the future face increased competition for acquisition opportunities, which may inhibit HNC's ability to complete suitable acquisitions and increase the costs of completing acquisitions. The acquisitions of Risk Data, Retek, CompReview, PCS and FTI, Aptex, and the ATACS product line, as well as other potential future acquisitions, will require HNC to successfully manage and integrate the acquired businesses, which may be located in diverse geographic locations. Acquiring other businesses also requires HNC to successfully develop and market products to new industries and markets with which HNC may not be familiar. It also requires HNC to coordinate, and possibly change, the diverse operating structures, policies and practices of the acquired companies and to integrate the employees of the acquired companies into HNC's organization and culture. Failure of HNC to successfully integrate and manage acquired businesses, to retain their employees, and to successfully address new industries and markets associated with acquired businesses, would have a material adverse effect on HNC's business, financial condition and results of operations. The accounting treatment of acquisitions can also affect HNC's reported results of operations. For example, the acquisition of PCS resulted in an accounting charge of approximately $1.8 million in the quarter ended March 31, 1998. The acquisitions of FTI and ATACS resulted in an accounting charge of approximately $4.3 million in the quarter ended June 30, 1998. Any other future acquisitions that may be accounted for as purchases may result in charges that adversely affect HNC's earnings. Additional acquisitions may also involve the issuance of shares of HNC's stock to owners of acquired businesses, resulting in dilution in the percentage of HNC's stock owned by other stockholders. See "Business -- HNC's Strategy."

GROWTH PLACES A SIGNIFICANT STRAIN ON HNC'S BUSINESS.

   In recent years, HNC has experienced changes in its operations that have placed significant demands on HNC's administrative, operational and financial resources. The growth in HNC's customer base and expansion of its product functionality, together with its acquisition of other businesses and their employees and expansion of its product line into new markets, have challenged and are expected to continue to challenge HNC's management and operations, including its sales, marketing, customer support, research and development and finance and administrative operations. HNC's future performance will depend in part on its ability to successfully manage change, both in its domestic and international operations, and to adapt its operational and financial control systems, if necessary, to respond to changes in its business and to facilitate the integration of acquired businesses with HNC's operations. The failure of HNC's management to effectively respond to and manage growth could have a material adverse effect on HNC's business, financial condition and results of operations.

HNC'S NEW PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE.

   The market for predictive software solutions is still emerging. The rate at which businesses have adopted HNC's products has varied significantly by market and by product within each market, and HNC expects to continue to experience such variations with respect to its target markets and products in the future. HNC has introduced products for the healthcare/insurance, financial services and retail markets. The Company has recently announced several new products, including Falcon Cheque, VeriComp, AUTOADVISOR, eCM Director, SPYDER, Retek Store Operations - RF and SelectProfile. To date, none of these products has achieved any significant degree of market acceptance, and such products may never be widely accepted. Although businesses in HNC's target markets have recognized the advantages of using predictive software solutions to automate the decision-making process, many have developed decision automation systems internally rather than licensing them from outside vendors. The markets for HNC's products may not continue to develop, and HNC's products may not be accepted. If the markets for HNC's new or existing products fail to develop, or develop more slowly than anticipated, HNC's sales would be negatively impacted, which would have a material adverse effect on HNC's business, financial condition and results of operations. See "Business -- Emerging Market Opportunities."

HNC MUST KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES.

   In the markets served by HNC, technology changes rapidly and computer hardware, network operating systems, programming tools, programming languages, operating systems and database technology are constantly being improved. HNC's success will depend upon its ability to continue to develop and maintain competitive technologies, enhance its current products and develop, in a timely and cost-effective manner, new products that meet changing market conditions. In particular, HNC must respond to evolving customer needs, new competitive product offerings, emerging industry standards and changing technology. For example, the rapid growth of the Internet environment creates new opportunities, risks and uncertainties for businesses, such as HNC, which develop software solutions that now may have to be designed to operate in Internet, intranet and other on-line environments. HNC may not be able to develop and market, on a timely basis, or at all, product enhancements or new products that respond to changing technologies. HNC has previously experienced significant delays in the development and introduction of new products and product enhancements, primarily due to difficulties with model development, which has in the past required multiple iterations, as well as difficulties with acquiring data and adapting to particular operating environments. The length of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. Any significant delay in the completion of new products, or the failure of such products, if and when installed, to achieve any significant degree of market acceptance, would have a material adverse effect on HNC's business, financial condition and results of operations. Any failure by HNC to anticipate or to respond adequately to changing technologies, or any significant delays in product development or introduction, could cause customers to delay or decide against purchases of HNC's products and would have a material adverse effect on HNC's business, financial condition and results of operations.

HNC DERIVES SUBSTANTIAL REVENUES FROM ONE PRODUCT OR PRODUCT LINE IN EACH OF ITS TARGET MARKETS.

   HNC currently has one product or product line in each of its three target markets that accounts for a majority of HNC's total revenues from that market. These products in the aggregate accounted for 49.2% of HNC's total revenues in 1998, 57.9% of HNC's total revenues in 1997 and 59.1% of HNC's total revenues in 1996. In the healthcare/insurance market, HNC's CRLink product accounted for 21.5% of total revenues in 1998, 23.0% of total revenues in 1997 and 24.6% of total revenues in 1996, and HNC expects that CRLink will continue to account for a substantial portion of HNC's total revenues for the foreseeable future. The quality and timely introduction of future product enhancements and competition will affect continued market acceptance of CRLink. Demand for, or use of, CRLink could decline as a result of competition, simplification of state workers' compensation fee schedules, changes in the overall payment system or regulatory structure for workers' compensation claims, technological change, the inability of HNC to obtain or use state fee schedule or claims data, saturation of market demand, industry consolidation or other factors. Decline in demand for CRLink would result in decreased revenues from CRLink, which could have a material adverse effect on HNC's business, financial condition and results of operations.

   Revenues from the Retek Merchandising System, or RMS, a retail management product, accounted for 13.2% of HNC's total revenues in 1998, 18.9% of HNC's total revenues in 1997 and 13.6% of HNC's total revenues in 1996, and HNC expects that RMS will continue to account for a substantial portion of HNC's revenues for the foreseeable future. The quality and timely introduction of future product enhancements and competition will affect continued market acceptance of RMS. Demand for, or use of, RMS could decline as a result of continued entry into the retail inventory management market by vendors that may have significantly greater resources and a broader customer base than HNC, technological change, saturation of market demand, industry consolidation or other factors. Decline in demand for RMS would result in decreased revenues from RMS, which could have a material adverse effect on HNC's business, financial condition and results of operations.

   Revenues from HNC's Falcon product line for credit card fraud detection accounted for 14.5% of total revenues in 1998, 16.0% of total revenues in 1997 and 20.9% of total revenues in 1996, and HNC expects that Falcon products will continue to account for a substantial portion of HNC's total revenues for the foreseeable future. The quality and timely introduction of future product enhancements and competition will affect continued market acceptance of the Falcon product line. In addition, it is possible that patterns of credit card fraud may change in a manner that the Falcon product line would not detect and that other methods of credit card fraud prevention may reduce customers' needs for the Falcon product line. As a result of increasing saturation of market demand for the Falcon product line, HNC may also need to rely increasingly on international sales to maintain or increase Falcon revenue levels. Furthermore, Falcon customers are banks and related financial institutions. Accordingly, HNC's future success depends upon the capital expenditure budgets of such customers and the continued demand by such customers for Falcon products. The financial services industry tends to be cyclical, which may result in variations in demand for HNC's products. In addition, there has been and continues to be consolidation in the financial services industry, which in some cases has led to lost or delayed sales and reduced HNC's financial solutions customer base, which may lead to reduced demand for HNC's products. Industry consolidation also could affect HNC's base of recurring revenues on transaction based contracts as customers combine their operations under one contract with HNC that, in some cases, could result in lower payments or fees than those previously paid by such customers. Demand for, or use of, Falcon, could decline as a result of competition, technological change, change in fraud patterns, the cyclical nature of the financial services industry, saturation of market demand, fluctuations in interest rates, industry consolidation, reduction in capital spending or other factors. Decline in demand for Falcon would result in decreased revenues from Falcon products, which could have a material adverse effect on HNC's business, financial condition and results of operations. See "Business -- Markets and Products."

HNC DEPENDS ON DATA TO UPDATE STATISTICAL MODELS.

   The development, installation and support of HNC's credit card fraud control and profitability management, loan underwriting and certain healthcare/insurance products require periodic statistical model updates. HNC must develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update its models. For example, in the electronic payments market, the data required by HNC are collected privately and maintained in proprietary databases. As a result, HNC and its Falcon and ProfitMax customers enter into agreements pursuant to which customers agree to provide the data HNC requires to analyze transactions, report results and build new fraud detection and profitability models. Many of HNC's healthcare/insurance products use historical workers' compensation claims data obtained from customers. CRLink also uses data from state workers' compensation fee schedules adopted by state regulatory agencies, and certain third parties have asserted copyright interests in such data. In most cases, such data must be periodically updated and refreshed to enable HNC's predictive software products to continue to work effectively. In addition, the development of new and enhanced products also depends to a significant extent on the availability of sufficient amounts of statistically relevant data to enable HNC to develop models. HNC may not be able to continue to obtain adequate amounts of statistically relevant data on time, in the required formats or on reasonable terms and conditions, whether from customers or commercial suppliers. Any failure by HNC to obtain required data when it is needed, for a reasonable price and on reasonable terms, could have a significant negative impact on existing product performance, new product development and product pricing which could in turn have a material adverse effect on HNC's business, financial condition and results of operations. See "Business -- Customer Service and Support."

HNC'S MARKETS ARE HIGHLY COMPETITIVE.

   The market for predictive software solutions is intensely competitive and subject to rapid change. Competitors, many of which have substantially greater financial resources than HNC, vary in size and in the scope of the products and services they offer. HNC encounters competition from a number of sources, including:

o   other application software companies, including enterprise software vendors;

o management information systems departments of customers and potential customers, including financial institutions, insurance companies and retailers;

o third-party professional services organizations, including consulting divisions of public accounting firms;

o   hardware suppliers that bundle or develop complementary software;

o network and service providers that seek to enhance their value-added services;

o   neural-network tool suppliers; and

o   managed care organizations.

   HNC expects to experience additional competition from other established and emerging companies, as well as from other technologies. For example, HNC's Falcon product competes against other methods of preventing credit card fraud, such as card activation programs, credit cards that contain the cardholder's photograph, smart cards and other card authorization techniques. Increased competition, whether from other products or new technologies, could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially adversely affect HNC's business, financial condition and results of operations.

   HNC expects that it will face increasing pricing pressures from its current competitors and new market entrants. Price competition could adversely affect HNC's ability to obtain new long-term contracts and renewals of existing long-term contracts on terms favorable to HNC. Any reduction in the price of HNC's products could materially adversely affect HNC's business, financial condition and results of operations.

   Some of HNC's current competitors, and many of HNC's potential competitors, have significantly greater financial, technical, marketing and other resources than HNC and broader integrated product lines. As a result, they may have competitive advantages over HNC, including:

o the ability to respond more quickly than HNC to new or emerging technologies and changes in customer requirements;

o the ability to devote greater resources to the development, promotion and sale of their products than HNC; and

o the ability to market integrated suites of related products that are vital to the customer's computing infrastructure.

   In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of HNC's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly gain significant market share. Also, HNC relies upon its customers to provide data, expertise and other support for the ongoing updating of HNC's models. HNC's customers, most of which have significantly greater financial and marketing resources than HNC, may compete with HNC in the future or otherwise discontinue their relationships with or support of HNC. HNC may not be able to compete successfully against current and future competitors and competitive pressures faced by HNC may materially adversely affect its business, financial condition and results of operations. See "Business -- Competition."

HNC MUST RECRUIT AND RETAIN QUALIFIED PERSONNEL.

   HNC's success depends to a significant degree upon the continued service of members of HNC's senior management and other key research, development, sales and marketing personnel. Accordingly, the loss of any of HNC's senior management or key research, development, sales or marketing personnel could have a material adverse effect on HNC's business, financial condition and results of operations. Only a small number of employees have employment agreements with HNC, and these agreements may not result in the retention of these employees for any significant period of time. In addition, the untimely loss of a member of the management team or a key employee of a business acquired by HNC could have a material adverse effect on HNC's business, financial condition and results of operations, particularly if such loss occurred before HNC has had adequate time to familiarize itself with the operating details of that business and provide a suitably experienced replacement for such employee. In the past, HNC has experienced difficulty in recruiting a sufficient number of qualified sales and technical employees. In addition, competitors may attempt to recruit HNC's key employees. HNC may not be successful in attracting, assimilating and retaining such personnel. The failure to attract, assimilate and retain key personnel could have a material adverse effect on HNC's business, financial condition and results of operations. See "Business -- Employees".

INTERNATIONAL SALES POSE RISKS.

   International operations and export sales (including sales in Canada) represented 23.1% of HNC's total revenues in 1998, 18.9% of HNC's total revenues in 1997 and 17.7% of HNC's total revenues in 1996. HNC intends to continue to expand its operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources. For certain more mature products, such as Falcon, HNC may need to increase international sales in order to continue to expand the product's customer base. HNC has committed and continues to commit significant time and development resources to customizing certain of its products for selected international markets and to developing international sales and support channels. HNC's efforts to develop products, databases and models for targeted international markets or to develop additional international sales and support channels may not be successful. The failure of such efforts, which can entail considerable expense, could have a material adverse effect on HNC's business, financial condition and results of operations.

   International sales are subject to additional inherent risks, including:

   o  longer payment cycles;

   o  unexpected changes in regulatory requirements;

   o  import and export restrictions and tariffs;

   o  difficulties in staffing and managing foreign operations;

   o  the burdens of complying with a variety of foreign laws;

   o  greater difficulty or delay in accounts receivable collection;

   o  potentially adverse tax consequences; and

   o  political and economic instability.


   HNC's international sales are currently denominated predominately in United States dollars and a small portion are denominated in the currencies of Western Europe, Canada and Australia. An increase in the value of the United States dollar relative to foreign currencies could make HNC's products more expensive, and therefore potentially less competitive, in foreign markets. In the future, to the extent that HNC's international sales are denominated in local currencies, foreign currency translations may contribute to significant fluctuations in HNC's business, financial condition and results of operations. If for any reason, exchange or price controls or other restrictions on foreign currencies are imposed, HNC's business, financial condition and results of operations could be materially adversely affected. See "Business -- Sales and Marketing."

HNC'S PRODUCTS ARE SUBJECT TO GOVERNMENT REGULATION.

   HNC's customers are subject to a number of government regulations and certain other industry standards with which many of HNC's key products must comply. For example, HNC's financial services products are affected by Regulation B promulgated under the Equal Credit Opportunity Act, by regulations governing the extension of credit to consumers and by Regulation E promulgated under the Electronic Fund Transfers Act governing the transfer of funds from and to consumer deposit accounts, as well as VISA and MasterCard electronic payment standards. In the mortgage services market, HNC's products are affected by regulations such as Fannie Mae and Freddie Mac regulations for conforming loans. In addition, recent regulatory initiatives have restricted the availability of bank and credit bureau data, reflecting a consumer privacy trend that could limit HNC's ability to obtain or use certain credit-related information. It is also possible that insurance-related regulations may in the future apply to HNC's healthcare/insurance products. In addition, if state-mandated workers' compensation laws or regulations or state workers' compensation fee schedules are simplified, such changes would diminish the need for, and the benefit provided by, the CRLink product. In many states, including California, there have been periodic legislative efforts to reform workers' compensation laws in order to reduce the cost of workers' compensation insurance and to curb abuses of the workers' compensation system. Changes in workers' compensation laws or regulations could adversely affect HNC's healthcare/insurance products by making them obsolete, or by requiring extensive changes in these products to reflect new workers' compensation rules. To the extent that HNC sells new products targeted to markets that include regulated industries and businesses, HNC's products will need to comply with these additional regulations. Any failure of HNC's products to comply with existing or future regulations and standards could result in legal action against HNC or its customers by regulatory authorities or by third parties, including actions seeking civil or criminal penalties, injunctions against HNC's use of data or civil damages, any of which could have a material adverse effect on HNC's business, financial condition and results of operations. HNC may also be liable to its customers for failure of its products to comply with such regulatory requirements. Furthermore, changes to these regulations and standards or the adoption of new regulations or standards that affect HNC's products could affect the performance of such products and have a material adverse effect on HNC's business, financial condition and results of operations.

HNC MUST PROTECT ITS INTELLECTUAL PROPERTY.

   HNC relies on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. HNC also seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite HNC's measures to protect confidentiality of intellectual property, it may be possible for a third party to copy or otherwise to obtain and use HNC's products or technology without authorization, or to develop similar technology independently. Patents may not be issued with respect to HNC's pending or future patent applications and HNC's patents may not be upheld as valid or prevent the development of competitive products. In addition, to ensure that customers will not be adversely affected by an interruption in HNC's business, HNC places source code for certain of its products into escrow, which may increase the likelihood of misappropriation or other misuse of HNC's intellectual property. Moreover, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries in which HNC has done and may do business. Also, HNC has developed technologies under research projects conducted under agreements with various United States Government agencies or subcontractors to such agencies. Although HNC has acquired certain commercial rights to such technologies, the United States Government typically retains ownership of certain intellectual property rights and licenses in the technologies developed by HNC under such contracts, and in some cases can terminate HNC's rights in such technologies if HNC fails to commercialize them on a timely basis. In addition, under certain United States Government contracts, the results of HNC's research may be made public by the government, which could limit HNC's competitive advantage with respect to future products based on such research. See "Business -- Intellectual Property and Other Proprietary Rights."

HNC IS SUBJECT TO CLAIMS OF INFRINGEMENT OF PROPRIETARY RIGHTS.

   In the past, HNC has received communications from third parties asserting that HNC trademarks infringe such other parties' trademarks, or that data used by HNC is copyrighted by such third party, none of which has resulted in litigation or material losses to HNC. In November 1998, Nestor, Inc. filed a complaint against HNC alleging that HNC is infringing a United States patent issued to Nestor and seeking a declaration that a United States patent issued to HNC is invalid and seeking damages and injunctive relief. The complaint also seeks treble compensatory damages, punitive damages and injunctive relief for alleged violations of the Sherman Antitrust Act and the Rhode Island Antitrust Act. See "Item 3 -- Legal Proceedings." Given HNC's ongoing efforts to develop and market new technologies and products, HNC may be subject to claims from other third parties asserting that HNC's products infringe, or may infringe, their intellectual property rights. If as a result of any claims HNC were precluded from using certain technologies or intellectual property rights, licenses to such disputed third-party technology or intellectual property rights might not be available on reasonable commercial terms, if at all. Furthermore, HNC may initiate claims or litigation against third parties for infringement of

HNC's proprietary rights or to establish the validity of HNC's proprietary rights. Litigation, either as plaintiff or defendant, could result in significant expense to HNC and divert the efforts of HNC's technical and management personnel from productive tasks, whether or not such litigation is resolved in favor of HNC. In the event of an adverse ruling in any such litigation, HNC might be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology, and a court might invalidate HNC's patents, trademarks or other proprietary rights. In the event of a successful claim against HNC and the failure of HNC to develop or license a substitute technology, HNC's business, financial condition and results of operations would be materially and adversely affected. As the number of software products increases and the functionality of these products further overlaps, HNC believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend and could materially and adversely affect HNC's business, financial condition and results of operations. See "Business -- Intellectual Property and Other Proprietary Rights."

HNC'S PRODUCTS ARE COMPLEX AND ARE VULNERABLE TO PRODUCT DEFECTS AND PRODUCT LIABILITY CLAIMS.

   Software products as complex as those offered by HNC often contain undetected errors or failures when first introduced or as new versions are released. In addition, to the extent that HNC may have to develop new products that operate in new environments, such as the Internet, the possibility for program errors and failures may increase due to factors such as the use of new technologies or the need for more rapid product development that is characteristic of the Internet market. Despite pre-release testing by HNC and by current and potential customers, there still may be errors in new products, even after commencement of commercial shipments. The occurrence of errors could result in delay in, or failure to achieve, market acceptance of HNC's products, which could have a material adverse effect on HNC's business, financial condition and results of operations. Although HNC's license agreements with its customers typically contain provisions designed to limit HNC's exposure to potential product liability claims, it is possible that such limitation of liability provisions may not be effective as a result of existing or future laws or judicial decisions. Because HNC's products are used in business-critical applications, any errors or failures in such products may give rise to substantial product liability claims, which could have a material adverse effect on HNC's business, financial condition and results of operations.

HNC'S COMMON STOCK PRICE FLUCTUATES AND HAS BEEN VOLATILE.

   HNC's common stock has experienced significant price volatility and such volatility may be expected to continue in the future. Factors such as announcements of the introduction of new products by HNC or its competitors, acquisitions of businesses or products by HNC, quarter-to-quarter variations in HNC's operating results and the gain or loss of significant orders, as well as market conditions in the technology and emerging growth company sectors, may have a significant impact on the market price of HNC's common stock. Further, the stock market has historically experienced extreme volatility that has particularly affected the market prices of securities of many technology companies and that often has been unrelated or disproportionate to the operating performance of such companies. These market fluctuations may adversely affect the price of HNC common stock.

YEAR 2000 COMPLIANCE.

   It is generally anticipated that many organizations will experience operational difficulties at the beginning of the Year 2000 as a result of the fact that many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Significant uncertainty exists in the software and other industries concerning the scope and magnitude of problems associated with the century change. To track performance of completing any remaining compliance work as well as to assess the Year 2000 issue more broadly, HNC developed a Year 2000 project plan. All costs associated with carrying out HNC's plan for the Year 2000 compliance are being expensed as incurred. The total cost associated with preparation for the Year 2000 has not been, and is not expected to be, material to HNC's business, financial condition or results of operations. Nevertheless, HNC may not timely identify and remediate all significant Year 2000 problems and remedial efforts may involve significant time and expense. Failure to identify such problems could, for example, impair HNC's internal product development efforts and internal management systems. Year 2000 compliance problems of HNC or its customers or suppliers may have a material adverse effect on HNC's business, financial condition and results of operations.

   The inability of HNC to complete its assessment and any necessary modifications to recently acquired products could have a material adverse effect on HNC's business, financial condition and results of operations. Based on HNC's assessment of its major software products to date, HNC believes that the current version of each is Year 2000 compliant. However, some number of HNC's customers may not install the Year 2000 compliant version of HNC's products in time, which could lead to failure of customer systems and product liability claims against HNC. Even if HNC's products are Year 2000 compliant, HNC may in the future be subject to claims based on Year 2000 issues in the products of other companies, or issues arising from the integration of multiple products within a system. The costs of defending and resolving Year 2000-related disputes, and any liability of HNC for Year 2000 related damages, including consequential damages, could have a material adverse effect on HNC's business, financial condition and results of operations. Further, HNC's products are generally used with enterprise systems involving complex software products developed by other vendors, which may not be Year 2000 compliant. In particular, many of HNC's customers are financial institutions, insurance companies and other companies with insurance and financial services businesses, all of which use legacy computer systems that are expected to be particularly susceptible to Year 2000 compliance issues. If HNC's customers are unable to use their information systems because of the failure of such non-compliant systems or software or for any other reason, there would be a decrease in the volume of transactions that HNC's customers process using HNC's products. As a result, HNC's recurring revenue in the form of usage-based transactional fees from customers in the insurance and financial solutions markets would decline, which would have a material adverse effect on HNC's business, financial condition and results of operations. Such failure could also affect the perceived performance of HNC's products, which could have a negative effect on HNC's competitive position. In addition, HNC believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by HNC, which could result in a material adverse effect on HNC's business, financial condition and results of operations.

   Potential worst case Year 2000 scenarios currently being considered by HNC address issues arising from non-compliance by its customers, suppliers or internal operating systems. Although HNC's Y2k Project will strive to uncover significant non-compliance issues, in the worst case not all Y2k problems may be uncovered by the year 2000, which could have a material adverse effect on HNC's business. However, HNC believes that its most probable worst case scenario is more likely to arise from its customers' and vendors' inability to become Year 2000 compliant than from HNC's failure to bring its own products into compliance. As a result, HNC's supply chain and revenues could be adversely impacted.

HNC IS SUBJECT TO ANTI-TAKEOVER PROVISIONS.

   HNC's board of directors is authorized to issue up to 4,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by HNC's stockholders. The rights of the holders of HNC's common stock will be subject to, and may be adversely affected by, the rights of the holders of any of HNC's preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of HNC. HNC has no current plans to issue shares of preferred stock. In addition, Section 203 of the Delaware General Corporation Law restricts certain business combinations with any "interested stockholder" as defined by such statute. The statute may have the effect of delaying, deferring or preventing a change in control of HNC.


ITEM 2. PROPERTIES

   The Company's principal administrative, sales, marketing, support, research and development facilities are located in approximately 112,000 square feet of space in San Diego, California. The Company and its subsidiaries also lease an aggregate of approximately 157,000 square feet of additional office space in Irvine, California; Minneapolis, Minnesota; Costa Mesa, California; Cincinnati, Ohio; and Atlanta, Georgia. The Company and its subsidiaries also maintain numerous field offices in the United States and in foreign countries. The Company believes that its current facilities are adequate to meet its needs for the foreseeable future. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

   On November 25, 1998, Nestor filed a complaint against the Company in the United States District Court for the District of Rhode Island (C.A. No. 98 569). In the complaint, Nestor alleges that the Company has violated the federal Sherman Antitrust Act and the Rhode Island Antitrust Act and tortuously interfered with prospective contractual business relationships of Nestor in connection with the Company's marketing of its Falcon credit card fraud detection product. The complaint also alleges that the Company has infringed a United States patent held by Nestor. Nestor seeks to recover unspecified compensatory damages, treble damages and punitive damages and to obtain certain injunctive relief arising from these claims. The complaint also seeks a declaratory judgment that a United States patent held by the Company relating to technology used in HNC's Falcon products is invalid and unenforceable due to alleged inequitable conduct of the Company in obtaining such patent and that Nestor's products do not infringe such patent. Although the Company is in the early stages of analyzing Nestor's complaint, the Company believes that the complaint is without merit and that the Company has good and valid defenses to Nestor's claims. The Company intends to defend the action rigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   A Special Meeting of Stockholders was held on November 20, 1998 to approve an amendment to the Company's 1995 Equity Incentive Plan increasing the number of shares of the Company's Common Stock reserved for issuance thereunder by 700,000 shares. The proposal passed by the following vote:

                                                                 ABSTENTIONS
                                                                 AND BROKER
                                     VOTES FOR   VOTES AGAINST   NON-VOTES
                                     ---------   -------------   -----------
          Proposal..............    14,271,352     6,500,305     42,713

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

                                           HIGH      LOW
                                           ----      ---
          1998:
            First Quarter............   $ 43       $ 30 3/4
            Second Quarter...........     42 3/4     31 1/2
            Third Quarter............     47 1/8     33 7/8
            Fourth Quarter...........     40 1/2     22 1/2

          1997:
            First Quarter............   $ 36 3/4   $ 23 1/4
            Second Quarter...........     42 3/8     18 1/4
            Third Quarter............     43 5/8     33 3/4
            Fourth Quarter...........     43 1/2     30

   As of February 26, 1999, there were approximately 230 holders of record of the Common Stock.

   The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all future earnings for use in its business and does not anticipate paying any cash dividends in the foreseeable future. The Company's bank credit agreement prohibits the Company from declaring or paying any cash dividends without the bank's consent.

ITEM  6. SELECTED FINANCIAL DATA

   The selected consolidated financial data as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998 have been derived from the Company's audited Consolidated Financial Statements included elsewhere in this Report. The selected consolidated financial data as of December 31, 1996, and for the year ended December 31, 1995 have been derived from separate audited financial statements for the Company not included herein. The selected consolidated financial data as of December 31, 1995 and 1994 and for the year ended December 31, 1994 have been derived from separate audited financial statements for the Company and CompReview is not included herein. The data set forth below is qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this Report.

                                                                                          YEAR ENDED DECEMBER 31,
                                                                           ----------------------------------------------------
                                                                             1998       1997       1996       1995       1994
                                                                           --------   --------   --------   --------   --------
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
         STATEMENT OF INCOME DATA:(1)
             Total revenues ............................................   $178,608   $113,735   $ 71,439   $ 43,704   $ 29,838
             Operating income ..........................................     21,026     23,040      9,659      5,082      2,881
             Net income ................................................     10,452     17,565     11,893      6,077      3,142
             Basic net income per common share(2) ......................       0.41       0.72       0.50       0.38       0.28
             Diluted net income per common share(2) ....................       0.39       0.68       0.47       0.28       0.17
             Pro forma net income(3) ...................................                15,417      9,731      4,534      2,137
             Pro forma basic net income per common share(3) ............                  0.64       0.41       0.30       0.25
             Pro forma diluted net income per common share(3) ..........                  0.60       0.38       0.21       0.12
             Shares used in computing basic net income
               per common share and basic pro forma net
               income per common share .................................     25,362     24,275     23,552     15,195      8,642
             Shares used in computing diluted net income
               per common share and diluted  pro forma net
               income per common share .................................     26,650     25,681     25,363     21,510     18,142

                                                                                               DECEMBER 31,
                                                                           ----------------------------------------------------
                                                                             1998       1997       1996       1995       1994
                                                                           --------   --------   --------   --------   --------
                                                                                              (IN THOUSANDS)
         BALANCE SHEET DATA:
             Cash,  cash  equivalents and investments available for sale   $153,340   $ 42,946   $ 34,849   $ 44,975   $  7,827
             Total assets ..............................................    283,914    119,877     98,293     63,113     20,663
             Long-term obligations, less current portion ...............    101,039        239        683      1,659      1,212
             Mandatorily redeemable convertible preferred stock ........       --         --         --         --       13,169

----------

(1) The selected consolidated financial data gives retroactive effect to the acquisitions of Risk Data, Retek and CompReview for all periods presented, accounted for as poolings of interests.

(2) The computations of basic net income per common share for 1994 and 1995 include reductions of consolidated net income in the amounts of $717,000 and $348,000, respectively, related to the accretion of dividends on mandatorily redeemable convertible Preferred Stock, which converted into Common Stock upon the closing of the Company's initial public offering on June 26, 1995.

(3) Pro forma net income and net income per common share reflect a provision for taxes on the income of CompReview, which was a subchapter S corporation prior to its acquisition by HNC, as if CompReview had been subject to corporate income taxes as a C corporation for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Report (including without limitation the following section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

   Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed in "Risk Factors" in Item 1 above as well as those discussed elsewhere in this Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made in this Report, which attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, results of operations and prospects.

OVERVIEW

   The Company develops, markets and supports predictive software solutions for leading service industries. These predictive software solutions employ proprietary neural-network predictive decision engines, profiles, traditional statistical modeling, business models, expert rules and context vectors to convert existing data and business experiences into meaningful recommendations and actions. The Company's segments are as follows: the Financial Solutions Group ("FSG"), the Insurance Solutions Group ("ISG") and the Retail Solutions Group ("RSG"). The FSG segment provides transaction-based, real-time authorization and action decisions for applications such as credit card charge authorization and the loan approval decision process. The ISG segment provides users with the ability to reduce fraud losses and streamline operations in the containment of the medical costs of workers' compensation and automobile accident insurance claims, workers' compensation loss reserving, workers' compensation fraud, managed care effectiveness and provider effectiveness. The RSG segment offers predictive software solutions to allow retailers to build forecasting and marketing models to carry out day-to-day buying and selling activities which address inventory control, merchandise management and financial control management, thereby reducing carrying costs for inventories and improving purchasing, promotion and logistics efficiencies. The Company was founded in 1986 to provide software tools and contracted technology services using neural-network technology.

   In August 1996, the Company completed its acquisition of Risk Data in a transaction accounted for as a pooling of interests. Risk Data is based in Irvine, California and develops, markets and supports proprietary software decision products for use in the insurance industry. In November 1996, the Company completed its acquisition of Retek in a transaction accounted for as a pooling of interests. Retek is based in Minneapolis, Minnesota and develops, markets and supports management decision software products for retailers and their vendors. In November 1997, the Company completed its acquisition of CompReview, in a transaction accounted for as a pooling of interests. CompReview is located in Irvine, California and develops, markets and supports a software product and related services designed to assist in the management and containment of the medical costs of workers' compensation and automobile accident medical claims. CompReview provides its product and services primarily to insurance companies, managed care organizations, third party administrators and large self-insured employers. In March 1998, the Company acquired PCS, a company that develops, markets and supports fully integrated distribution center management software products that address the distribution needs of the retail, manufacturing and wholesale industries. In April 1998, the Company acquired FTI, which develops and markets profitability measurement and decision support software products and related support services to banks and other similar financial institutions. In June 1998, the Company acquired the ATACS product line of Bedford Associates, Inc., which is a wholly owned subsidiary of British Airways plc. ATACS is a fraud-management software solution for wireline, wireless and Internet telecommunication service providers. In June 1998, Risk Data merged with and into CompReview to form HNC Insurance Solutions. In December 1998, the Company acquired the minority interest of Aptex Software Inc. ("Aptex"), previously a majority-owned subsidiary located in San Diego, California that develops, markets and supports electronic text analysis technology in products designed for the Internet and other environments. The Company anticipates that from time to time it will consider acquisitions of other businesses in order to expand the markets served by the Company and to acquire complementary technologies, products and personnel. See "Business -- Risk Factors -- Acquisitions" and "Business -- HNC's Strategy."

   After giving retroactive effect to the Company's acquisitions of Risk Data, Retek and CompReview, HNC experienced compound annual growth in total revenues of 62% from 1994 through 1998. See "Business -- Risk Factors -- Risks Associated with Managing Growth." This revenue growth resulted primarily from increased license fees for the Retek suite of products, CRLink, the Falcon product line, and ProfitMax products. Contributing to the growth during 1998 were revenues derived from products of the recently acquired companies, FTI, PCS and ATACS. Because of the long sales and development cycle associated with the Company's products, the Company has not received significant revenues to date from the Falcon Cheque, VeriComp, AUTOADVISOR, eCM Director, SPYDER, Retek Store Operations - RF and SelectProfile products. See "Business -- Risk Factors -- Lengthy and Unpredictable Sales Cycle."

   The Company markets many of its predictive software solutions as an ongoing service that includes software licenses, decision model updates, application consulting and on-line or on-site support and maintenance. The Company's pricing for the CRLink, AUTOLINK, Falcon, MIRA, ProfitMax, PMAdvisor, CompCompare and ProviderCompare products typically includes an annual or monthly usage fee and a one to seven year contract commitment. In 1998, 1997 and 1996, recurring license and maintenance revenues represented 50.8%, 55.2% and 56.1% of the Company's total revenues, respectively.

   The Company's revenues and operating results have varied significantly in the past and may do so in the future. Factors affecting the Company's revenues and operating results include: market acceptance of the Company's products; the relatively large size and small number of customer orders that may be received during a given period; customer cancellation of long-term contracts yielding recurring revenues or customers' ceasing their use of the Company's products for which the Company's fees are usage based; the length of the sales cycle of the Company's products; the Company's ability to develop, introduce and market new products and product enhancements; the timing of new product announcements and introductions by the Company and its competitors; changes in the mix of the Company's distribution channels; changes in the level of the Company's operating expenses; the Company's ability to achieve progress on percentage-of-completion contracts; the Company's success in completing certain pilot installations for contracted fees; competitive conditions in the industry; domestic and international economic conditions; and market conditions in the Company's targeted markets. In addition, license agreements entered into during a quarter may not meet HNC's revenue recognition criteria. Therefore, even if the Company meets or exceeds its forecast of aggregate licensing and other contracting activity, it is possible that the Company's revenues would not meet expectations. Furthermore, the Company's operating results may be affected by factors unique to certain of its product lines. For example, the Company derives a substantial and increasing portion of its revenues from its retail products, which are generally priced as "perpetual" license transactions in which the Company receives a one-time license fee. The Company recognizes these fees as revenue upon delivery of the software and acceptance by the customer. Thus, failure to complete a perpetual license transaction during a fiscal quarter would preclude the Company from recognizing revenue from that transaction in that quarter, and thus would have a disproportionate adverse impact on the Company's operating results for that quarter.

   The Company expects fluctuations in its operating results to continue for the foreseeable future. Consequently, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an indication of future performance. Because the Company's expense levels are based in part on its expectations regarding future revenues and in the short term are fixed to a large extent, the Company may be unable to adjust its spending in time to compensate for any unexpected revenue shortfall. Accordingly, the Company may not be able to maintain profitability on a quarterly or annual basis in the future. Due to the foregoing factors, it is possible that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In that event, the price of the Company's Common Stock and, in turn, the price of the Company's 4.75% Convertible Subordinated Notes due 2003, would likely be materially adversely affected.

RESULTS OF OPERATIONS

   The Company's revenues are comprised of license and maintenance revenues and services and other revenues. Total revenues increased by 57.0% to $178.6 million in 1998 and by 59.2% to $113.7 million in 1997. International operations and export sales represented 23.1%, 18.9% and 17.7% of the Company's total revenues in 1998, 1997 and 1996, respectively. For the year ended December 31, 1998, approximately 6.8% of the Company's sales were denominated in currencies other than the Company's functional currency, which is the US dollar. These foreign currencies are primarily those of Western Europe, Canada and Australia. The retail product line currently has more sales in international markets than the healthcare/insurance and financial services product lines combined. The Company believes that international sales represent a significant opportunity for revenue growth and expects international sales to increase as a percent of total revenue.

   License and Maintenance Revenues. The Company's license and maintenance revenues are derived from annual license fees, monthly license fees, perpetual license fees and annual maintenance fees. The Company typically licenses many of its products for an annual or monthly usage fee under long-term contracts that include software licenses, decision model updates, application consulting, and on-line or on-site support and maintenance. The Company's revenue from periodic software license and maintenance agreements is generally recognized ratably over the respective license or agreement periods. Revenue from certain short-term periodic software license and maintenance agreements with a guaranteed minimum license fee is recognized as related services are performed. Transactional fees are recognized as revenue based on system usage or when fees based on system usage exceed the monthly minimum license fees. Revenue from perpetual licenses of the Company's software for which there are no significant continuing obligations and collection of the related receivables is probable is recognized on delivery of the software and acceptance by the customer. See "Business -- Risk Factors -- Potential Fluctuations in Operating Results" and " -- New Accounting Pronouncements."

   License and maintenance revenues increased by 55.4% to $139.3 million in 1998 from $89.6 million in 1997. License and maintenance revenues from the financial solutions segment increased by 82.8% to $44.3 million in 1998 from $24.2 million in 1997. License and maintenance revenues from the retail solutions segment increased by 53.6% to $44.4 million in 1998 from $28.9 million in 1997. License and maintenance revenues from the insurance solutions segment increased by 32.3% to $43.8 million in 1998 from $33.1 million in 1997. The increase in the financial solutions segment was attributable to an increase in the sales of the Falcon suite of products and sales generated by the recently acquired company, FTI. In September 1998, the Company entered into a two year service agreement and a three year sale/license agreement for its AREAS, Data Mining Workstation, Deploynet/API and SIMD Numerical Array Processor products with Transamerica Intellitech which contributed to the increase in license and maintenance revenues. The increase in the retail solutions segment was primarily attributable to an increase in sales of the Retek suite of products. Products of the recently acquired company, PCS, were added to the Retek suite of products during the first quarter of 1998. The increase in the insurance solutions segment was a result of an increase in revenues derived by the CRLink product, which was due primarily to an increase in the customer base.

   License and maintenance revenues increased by 83.4% to $89.6 million in 1997 from $48.9 million in 1996. License and maintenance revenues from the retail solutions segment increased by 196.78% to $28.9 million in 1997 from $9.7 million in 1996. License and maintenance revenues from the insurance solutions segment increased by 51.6% to $33.1 million in 1997 from $21.8 million in 1996. License and maintenance revenues from the financial solutions segment increased by 57.8% to $24.2 million in 1997 from $15.4 million in 1996. The increase in the retail solutions segment was primarily attributable to an increase in sales of the Retek suite of products. The increase in the insurance solutions segment was a result of an increase in revenues derived by the CRLink product, which was due primarily to an increase in the customer base. Contributing to the increase in the insurance solutions segment were increased sales of the PMAdvisor and MIRA products. The increase in the financial solutions segment was attributable to an increase in sales of the Falcon suite of products and sales of the ProfitMax and Capstone products.

   Services and Other Revenues. Services and other revenues are comprised of installation and implementation revenues, service bureau operations revenues and revenues which are derived from consulting contracts, new product development contracts with commercial customers and, to a lesser extent, research and development contracts with the United States Government. Revenues from installation and implementation services and contract services are generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Service bureau revenues are derived from the Company's service bureau operations, which provide CRLink's functionality to customers that do no wish to obtain a license, that use this service until they can implement their own internal CRLink operation or that use this service when their volumes peak to high levels. Service bureau customers typically subscribe for services under month-to-month agreements and service bureau fees are recognized as revenue when the processing services are performed.

   Services and other revenues increased by 63.2% to $39.3 million in 1998 from $24.1 million in 1997. Services and other revenues from the retail solutions segment increased 505.5% to $12.3 million in 1998 from $2.0 million in 1997, which was the result of an increase in consulting contracts with commercial customers within the retail industry. Services and other revenues from the financial solutions segment increased by 25.4 % to $13.3 million in 1998 from $10.6 million in 1997 and services and other revenues from the insurance solutions segment increased by 35.1% to $8.4 million in 1998 from $6.2 million in 1997. These increases were attributable to an increase in installations of the Falcon suite of products and the Capstone products in the financial solutions segment and an increase in customers utilizing the service bureau operations in the insurance solutions segment.

   Services and other revenues increased by 6.8% to $24.1 million in 1997 from $22.5 million in 1996. Services and other revenues from the financial solutions segment increased by 15.7 % to $10.6 million in 1997 from $9.1 million in 1996 and services and other revenues from the insurance solutions segment increased by 29.6% to $6.2 million in 1997 from $4.8 million in 1996. These increases were attributable to an increase in installations of the Falcon suite of products and the ProfitMax product in the financial solutions segment and an increase in customers utilizing the service bureau operations in the insurance solutions segment. Services and other revenues from the retail solutions segment decreased by 45.1% to $2.0 million in 1997 from $3.7 million in 1996. This decrease was attributable to a decrease in commercial development contracts.

Gross Margin

   The following table sets forth the gross margin for each of the Company's revenue categories for each of the comparison periods.

                                                YEARS ENDED DECEMBER 31,
                                              ---------------------------
                                               1998       1997       1996
                                              -----      -----      -----
         License and maintenance .....        76.0%      77.8%      71.9%
         Services and other ..........        27.1%      38.0%      38.9%

   License and Maintenance Gross Margin. License and maintenance costs primarily represent the Company's expenses for personnel engaged in customer support, travel to customer sites and documentation materials. The Company's gross margin on license and maintenance revenues was 76.0%, 77.8% and 71.9% in 1998, 1997 and 1996, respectively. License and maintenance gross margin from the retail solutions segment was 90.5%, 89.3% and 81.6% in 1998, 1997 and 1996, respectively. These increases were primarily a result of license fees increasing at a higher rate than the costs associated with providing these licenses. Contributing to the increase was increased pricing producing higher margins. License and maintenance gross margin from the financial solutions segment was 82.3%, 86.2% and 88.2% in 1998, 1997 and 1996, respectively. The primary reason for the decreases in gross margin was increased staffing and associated costs in client services to support an increased volume of business. License and maintenance gross margin from the insurance solutions segment was 55.4%, 60.8% and 57.3% in 1998, 1997 and 1996, respectively. The decrease in 1998 was attributable to an increase in the Preferred Provider Organization bill repricing, which typically have lower margins than the overall bill review business. The increase in 1997 was primarily a result of license fees increasing at a higher rate than the costs associated with providing these licenses.

   Services and Other Gross Margin. Services and other expenses consist of personnel and other expenses associated with providing installation and implementation services and performing development, consulting, and research development contracts, and the costs associated with the service bureau operations. The Company's gross margin on services and other revenues was 27.1%, 38.0% and 38.9% in 1998, 1997 and 1996, respectively. Service and other gross margin from the retail solutions segment was 23.0%, 55.7% and 43.6% in 1998, 1997 and 1996, respectively. The decrease in 1998 was attributable to an increase in consulting contracts with commercial customers. Due to the increase in demand for retail consulting services, the retail solutions segment utilized a significant amount of contract labor, which in turn caused a decrease in gross margins. The increase in 1997 was a result of a change in the pricing of installation services. The retail solutions segment shifted from a fixed price pricing model to a time and materials pricing model. Service and other gross margin from the financial solutions segment was 24.3%, 36.9% and 44.1% in 1998, 1997 and 1996, respectively. These decreases were a result of a shift in the mix of implementations due primarily to an increase in Capstone implementations, which have substantially lower margins than implementations of the Falcon product line. Service and other gross margin from the insurance solutions segment was 28.2%, 30.0% and 29.6% in 1998, 1997 and 1996, respectively. The slight decrease in 1998 is attributable to a marginal increase in labor costs required to support the service bureau business combined with a more static customer base.

   Research and Development Expenses. Research and development expenses consist primarily of salaries and other personnel-related expenses, subcontracted development services, depreciation for development equipment and supplies. Research and development expenses increased to $32.7 million in 1998 from $21.2 million in 1997 and from $13.8 million in 1996, representing 18.3%, 18.6% and 19.3% of total revenues in 1998, 1997 and 1996, respectively. Research and development expenses from the insurance solutions segment increased to $8.3 million in 1998 from $2.3 million in 1997 and from $1.9 million in 1996. Research and development expenses from the retail solutions segment increased to $12.8 million in 1998 from $9.5 million in 1997 and from $4.8 million in 1996. Research and development expenses from the financial solutions segment increased to $9.8 million in 1998 from $7.5 million in 1997 and from $4.8 million in 1996. The increase in these expenses in absolute dollars was due primarily to increases in staffing and related costs to support new product development activities, primarily related to enhancements to products in the insurance solutions segment, and to a lesser extent, products in the retail solutions segment and financial solutions segment. Contributing to the increase in absolute dollars in 1998, were the increased efforts required to support research and development functions of businesses acquired by the Company in late fiscal 1997 and in fiscal 1998.

   Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is not established until completion of a working model. Costs incurred by the Company between completion of the working model and the point at which a product is ready for general release have been insignificant. As a result, no significant software development costs were capitalized through December 31, 1998. The Company anticipates that research and development expenses will increase in dollar amount and could increase as a percentage of total revenues for the foreseeable future.

   Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel, entertainment and promotional expenses. Sales and marketing expenses increased to $34.5 million in 1998 from $22.0 million in 1997 and $11.9 million in 1996, representing 19.3%, 19.4% and 16.7% of total revenues in 1998, 1997 and 1996, respectively. Sales and marketing expenses from the retail solutions segment increased to $14.0 million in 1998 from $8.3 million in 1997 and from $1.9 million in 1996. Sales and marketing expenses from the financial solutions segment increased to $12.7 million in 1998 from $7.6 million in 1997 and from $5.8 million in 1996. Sales and marketing expenses from the insurance solutions segment increased to $4.6 million in 1998 from $4.1 million in 1997 and from $3.4 million in 1996. The increases in sales and marketing expenses were due primarily to increases in staffing related to the Company's expansion of its direct sales and marketing staff. Contributing to the increases were increased expenses for trade shows, advertising, corporate marketing programs and other expenses to support the recently acquired businesses. The Company expects sales and marketing expenses to continue to increase for the foreseeable future. Such expenses could also increase as a percentage of total revenues as the Company continues to develop a direct sales force in Europe and other international markets, expand its domestic sales and marketing organization and increase the breadth of its product lines.

   General and Administrative Expenses. General and administrative expenses consist primarily of personnel costs for finance, contract administration, human resources and general management, as well as acquisition, insurance and professional services expenses. General and administrative expenses increased to $19.0 million in 1998 from $12.6 million in 1997 and $8.6 million in 1996, representing 10.6%, 11.1% and 12.0% of total revenues, respectively. Included in general and administrative expenses were acquisition expenses of $4.8 million, primarily related to Aptex and the terminated acquisition of Open Solutions, Inc., $1.4 million, primarily related to CompReview, and $1.2 million, primarily related to Risk Data and Retek, in 1998, 1997 and 1996, respectively. Excluding acquisition expenses, general and administrative expenses were $14.2 million or 7.9% of total revenues, $11.2 million or 9.8% of total revenues and $7.4 million or 10.3% of total revenues in 1998, 1997 and 1996, respectively.

   Excluding acquisition costs, general and administrative expenses from the retail solutions segment increased to $4.4 million in 1998 from $2.8 million in 1997 and from $1.3 million in 1996. General and administrative expenses excluding acquisition costs from the financial solutions segment increased to $3.7 million in 1998 from $2.7 million in 1997 and from $2.3 million in 1996. General and administrative expenses excluding acquisition costs from the insurance solutions segment increased to $5.3 million in 1998 from $4.9 million in 1997 and from $3.1 million in 1996. The increase in absolute dollars was due primarily to increased staffing and related expenses, including recruiting costs, to support higher levels of sales and development activity across the Company resulting in part from the Company's recent acquisitions. The decrease of general and administrative expenses as a percentage of total revenues was the result of general and administrative expenses increasing at a lower rate than revenues in the same fiscal periods.

   In-process Research and Development Expenses. In-process research and development expenses were $6.1 million or 3% of total revenues in 1998. These one-time write-offs were related to the acquisitions of PCS, $1.8 million, and FTI, $3.0 million, and the asset purchase of ATACS, $1.3 million.

   Practical Control Solutions, Inc. PCS is a supplier of fully integrated distribution center management software products that address the distribution needs of the retail, wholesale and manufacturing industries. PCS' products may be classified into two categories: Nautilus, an off-the-shelf warehouse management software system designed to provide the tools needed to control the course of warehouse operations and Nautilus CBT, an operational tutorial database which guides the user through Nautilus operations. Certain products were complete in certain areas and under development in others. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86 ("SFAS 86"), Statement of Financial Accounting Standards No. 2 ("SFAS 2") and Financial Accounting Standards Board Interpretation No. 4 ("FIN4"). At the time of acquisition, PCS had a number of new software products under development, including Nautilus Versions 6.0 and 7.0 and Nautilus CBT. Nautilus Version 6.0 and Nautilus CBT were both nearly complete but had not reached technological feasibility as of the acquisition date and approximately $280,000 of development costs were assumed to be incurred through to their scheduled completion in mid-1998. Nautilus 7.0 was in an early stage of development as of the acquisition date. HNC assumed that it would incur approximately $974,000 of additional development costs through to technological feasibility, which was assumed to be in early 1999.

   The PCS in-process research and development (R&D) projects continue to progress, in all material respects, consistently with the assumptions that HNC provided to the independent appraiser for use in the valuation of the in-process R&D. The inability of HNC to complete this technology within the expected timeframes could materially impact future revenues and earnings, which could have a material adverse effect on HNC's business, financial condition and results of operations.

   Financial Technology, Inc. FTI has been a provider of management accounting software for financial institutions since 1982. Since 1994, FTI has focused on profitability measurement and other decision support systems. FTI's products are generally classified into six categories: ProfitVision, MarketVision, RiskVision, DataVision, Decision Support Products and Financial Platform Products. FTI had various new products under development in each of these categories, none of which had reached technological feasibility as of the acquisition date. The classification of each new technology as complete or under development was made in accordance with the guidelines of SFAS 86, SFAS 2 and FIN4. Each new product under development has varying release dates for completion ranging from July 1998 through December 1999. The valuation of in-process research and development was based on the assumption that the estimated cost to complete all products under development, measured as of the acquisition date, is approximately $2.1 million, of which $1.2 million would be incurred through December 1998 and an additional $900,000 would be incurred during 1999. The valuation approach also assumed that these products would generate revenues through the year 2002. These statements regarding revenues and expenses are forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those anticipated. The important factors that could cause actual results to differ include those discussed in "Business -- Risk Factors" and elsewhere in this Report. The inability of HNC to complete this technology within the expected timeframes could materially impact future revenues and earnings, which could have a material adverse effect on HNC's business, financial condition and results of operations.

   The FTI in-process research and development projects continue to progress, in all material respects, consistently with management's original assumptions that were provided to the independent appraiser and used to value the in-process R&D.

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

   The ATACS in-process research and development projects continue to progress, in all material respects, consistently with HNC's original assumptions that were provided to the independent appraiser and used to value the in-process R&D.

   Valuation Approach. HNC used an independent appraisal firm to assist it with its valuation of the fair market value of the purchased assets of PCS, FTI and ATACS. Fair market value is defined as the estimated amount at which an asset might be expected to be exchanged between a willing buyer and willing seller assuming the buyer continues to use the assets in its current operations. HNC provided assumptions by product line of revenue, cost of goods sold and operating expense to the appraiser to assist in the valuation. The appraisal considered three traditional approaches to valuation: the cost approach, the market approach and the income approach.

   Practical Control Solutions, Inc. With respect to the forecasted earnings provided to the appraiser, PCS is forecasting slightly higher revenue growth rates as long as it can continue to meet market demands with new releases each year. These higher growth rates reflect PCS' expectation of greater market acceptance with the release of its ORACLE-based platform, as well as improvements planned to be incorporated into Nautilus versions 6 and 7. PCS' gross margins are forecasted to remain consistent relative to prior years. PCS is also expecting its current operating expense levels to increase only moderately in absolute dollars and, as a result, earnings before interest and taxes are expected to increase in later years. Management believes these growth expectations are reasonable if new product versions are offered according to schedule. The statements regarding expectations for PCS are forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those anticipated. The important factors that could cause actual results to differ include those discussed in "Business -- Risk Factors " and elsewhere in this Report.

   Financial Technology Inc. Prior to 1997, FTI primarily sold financial reporting general ledger software to mid-sized banks. During 1997, FTI began to derive a significant amount of its revenue from ProfitVision, a customer profitability system for these same financial institutions. With respect to the forecasted earnings provided to the appraiser, FTI is forecasting significant revenue growth from a full line of new software measurement tools. The financial forecasts reflected in the appraiser's report reflect management's expectation of significant revenue growth from a number of new product offerings. Operating margins (before interest and taxes) are currently expected to increase from historical trends. Management currently believes that these projected increases are reasonable in light of the number of new product offerings and increased gross profit obtained from these new software measurement tools which is in contrast to those obtained from the financial reporting packages historically sold by FTI. The statements regarding expectations for FTI are forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those anticipated. The important factors that could cause actual results to differ include those discussed in "Business -- Risk Factors " and elsewhere in this Report.

   ATACS. ATACS represented a product line within Bedford Associates, Inc. since 1995. Management was provided with limited historical information but, in conjunction with the acquisition, reviewed contracts that supported revenue. The Company identified and ultimately hired the development and support team that represents the underlying costs of revenue as well as development costs. Under Bedford, ATACS was not an aggressively marketed product and, as a result, sales growth slowed and margins dropped slightly. The product becomes more widely marketable with the offering of Version 4.2, which expands the functionality to three new operating environments. With respect to the forecasted earnings provided to the appraiser, the forecasts reflected higher growth rates than prior years' ranges, reflecting the new product offering and several years of prior marketing of the product now generating sales opportunities. Gross margins are also forecasted to increase rather significantly reflecting higher revenue levels and economies of scale in the production and support cost areas. The statements regarding expectations for ATACS are forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those anticipated. The important factors that could cause actual results to differ include those discussed in "Business -- Risk Factors " and elsewhere in this Report.

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

   Practical Control Solutions, Inc.. Because PCS did not have short-term or long-term debt as of the date of acquisition, the Moody's seasoned Baa rate for March 31, 1998 was utilized as the cost of debt. The Capital Asset Pricing Model was used to determine the cost of equity. It combines a risk free rate of return with an equity risk premium multiplied by a factor, referred to as Beta, which is based on the performance of common stock prices of similar publicly traded companies. Employing these data, the discount rate attributable to the business was 30%, which was used for valuing completed technology. Since incomplete technology represents a mix of near and mid-term prospects for the business and imparts a certain level of uncertainty and would require a higher return than completed technology, the valuation report prepared by the Company's appraiser suggests that a rate of 40% be ascribed to the excess earnings of incomplete technology.

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

   Acquisition Related Amortization Expenses. Acquisition related amortization expenses were $3.2 million or 2% of total revenues in 1998. These expenses represent the amortization of intangible assets purchased in conjunction with the Company's acquisitions of PCS and FTI and the asset purchase of ATACS during 1998. The average amortization life is approximately 4 years.

   Operating Income. The above factors resulted in operating income of $21.0 million in 1998, constituting 11.8% of total revenues in 1998, $23.0 million in 1997, constituting 20.3% of total revenues in 1997, and $9.7 million in 1996, constituting 13.5% of total revenues in 1996. The Company does not expect that operating income will continue to increase significantly as a percentage of total revenues.

   Other Income (Expense) Net. Interest and other income, net of interest expense, increased to $2.2 million in 1998 from $1.9 million in 1997 and from $1.7 million in 1996. The increase in 1998 was primarily attributable to the increase in interest income due to the investment of the proceeds from the public offering in March 1998 of $100 million of 4.75% Convertible Subordinated Notes due 2003, partially offset by the interest expense related to the Notes. The increase in 1997 was primarily due to a decrease in interest expense of approximately $397,000 primarily related to the repayment of Risk Data's bank notes payable during the third quarter of 1996, offset by a decrease in interest income of approximately $165,000.

   Income Tax Provision (Benefit). The 1998 income tax provision of $12.8 million includes the tax effects of non-deductible, one-time write-offs of in-process research and development and/or amortization expense related to the purchases of PCS and FTI. The 1997 income tax provision of $7.4 million was lower than 1997 taxes at statutory rates primarily as a result of CompReview's subchapter S corporation status prior to the acquisition, which resulted in most of CompReview's tax liability being borne by its former stockholders. As of the date of the acquisition, CompReview's tax status was changed to C corporation. In the future, the Company expects that the effective tax rate will be reflective of the tax rate of other California-based companies.

   The income tax benefit of $534,000 in 1996 was primarily attributable to the recognition of a $2.7 million deferred tax asset based on anticipated future utilization of all of the remaining net operating loss carryforwards and research and development credit carryforwards relating to Risk Data and Retek. That deferred tax asset had previously been offset by a valuation allowance. Based on pre-tax income generated in the third and fourth quarters of fiscal 1996 at both Risk Data and Retek and estimates of future taxable income, it was management's assessment that it was more likely that not that the Company would realize the deferred tax assets in future periods; therefore, the Company released the valuation allowances provided on the deferred tax assets of these two subsidiaries during the fourth quarter of 1996. However, if the Company's revenues and operating results fall below prior levels and expectations, the realizability of the Company's deferred tax assets may be adversely impacted and this may adversely impact the Company's financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

   The $20.2 million of net cash provided by operating activities in 1998 represents net income before depreciation and amortization of approximately $20.7 million, further increased by a decrease in deferred income taxes of $10.9 million and offset by an increase in accounts receivable of $22.9 million. Net cash used in investing activities was $91.1 million in 1998 primarily due to $139.6 million of purchases of investments available for sale, offset by $61.5 million of maturities and $4.0 million of proceeds from sales of investments available for sale. Contributing to this increase were $8.1 million expended for property and equipment and $9.5 expended for acquisitions. Net cash provided by financing activities was $107.1 million in 1998 as a result of proceeds from the issuance of the Company's 4.75% Convertible Subordinated Notes (the "Notes") due 2003 of $100.0 million issued in conjunction with the Company's debt offering in March 1998 and net proceeds of $10.7 million from the issuance of common stock. This was partially offset by costs of approximately $2.6 million related to the issuance of the above-mentioned Notes.

   As of December 31, 1998, the Company had $153.3 million in cash, cash equivalents and investments available for sale. The Company believes that its current cash, cash equivalents and investments available for sale balances, borrowings under its credit facility and net cash provided by operating activities, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company expects to invest approximately $14.1 million in capital assets, including computer equipment and building improvements during 1999. Management intends to invest the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities. A portion of the Company's cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies or data. The proceeds from the Notes will be used for general corporate purposes, including working capital and possibly to acquire complementary businesses, products or technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products, technologies or data. The Company has no present understandings, commitments or agreements with respect to any material acquisition of businesses, products, technologies or data.

   The objectives of the Company's investment policy are the safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. The Company's policy is to place its cash, cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also the Company's policy to maintain certain concentration limits and to invest only in certain "allowable securities" as determined by the Company's management. The Company's investment policy also provides that its investment portfolio must not have an average portfolio maturity of beyond one year and that the Company must maintain certain liquidity positions. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars.

 YEAR 2000 COMPLIANCE.

   General. It is generally anticipated that many organizations will experience operational difficulties at the beginning of the Year 2000 as a result of the fact that many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Significant uncertainty exists in the software and other industries concerning the scope and magnitude of problems associated with the century change. As early as 1997, the Company had begun the process of planning and updating, in some cases, its earlier versions of existing software products. More recent versions of these same products as well as new products were developed with Year 2000 date processing in mind. To track performance of completing any remaining compliance work as well as to assess the Year 2000 issue more broadly, the Company developed a Year 2000 project plan.

   Project. The Company initiated a company-wide Year 2000 Project (Y2k Project) during 1998 to more formally monitor compliance of its year 2000 exposure for each major business unit and has divided the project into three major sections that address its critical date sensitive components: software products, information technology ("IT") infrastructure, and non-IT systems. The Y2k Project consists of (1) assessing the current state of readiness for all critical components, (2) developing project plans that track the status of work performed toward completing planned solutions and (3) developing contingency plans.

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

   During the fourth quarter of 1998, the Company substantially completed its review of its IT infrastructure, including purchased software and applications developed in-house. The assessment includes ongoing plans to repair or replace components as recommended by third party vendors and in-house information technology staff.

   The Company has also substantially completed its review of major non-IT system components for Year 2000 compliance and is undertaking appropriate repair or replace actions based on the results of the review. Non-IT systems include hardware and other electronic systems, excluding application systems, used in operations of the Company's business. In general, the Company relies on manufacturer's recommendations, certifications and warranties as validation of Year 2000 compliance.

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

   Potential worst case Year 2000 scenarios currently being considered by the Company address issues arising from non-compliance by its customers, suppliers or internal operating systems. Although the Company's Y2k Project will strive to uncover significant non-compliance issues, in the worst case not all Y2k problems may be uncovered by the year 2000, which could have a material adverse effect on the Company's business. However, the Company believes that its most probable worst case scenario is more likely to arise from its customers' and vendors' inability to become Year 2000 compliant than from the Company's failure to bring its own products into compliance. As a result, the Company's supply chain and revenues could be adversely impacted. As discussed below, the Company generates a significant portion of its revenues from usage-based license fees which would be at risk if its customers are unable to operate their computer systems due to Year 2000 problems caused by software developed internally by the customer or purchased from a third party vendor. Some considerations include quantifying the impact that usage-based fees may have on the Company's business and understanding the compliance programs and contingency plans, if any, the Company's vendors and customers have developed.

   Costs. All costs associated with carrying out the Company's plan for the Year 2000 compliance are being expensed as incurred. The total cost associated with preparation for the Year 2000 has not been, and is not expected to be, material to the Company's business, financial condition or results of operations. Nevertheless, the Company may not timely identify and remediate all significant Year 2000 problems and remedial efforts may involve significant time and expense. Failure to identify such problems could, for example, impair the Company's internal product development efforts and internal management systems. There can be no assurance that any Year 2000 compliance problems of the Company or its customers or suppliers will not have a material adverse effect on the Company's business, financial condition and results of operations.

   Risks. The inability of the Company to complete its assessment and any necessary modifications to recently acquired products could have a material adverse effect on the Company's business, financial condition and results of operations. Even if the Company's products are Year 2000 compliant, the Company may in the future be subject to claims based on Year 2000 issues in the products of other companies, or issues arising from the integration of multiple products within a system. The costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000 related damages, including consequential damages, could have a material adverse effect on the Company's business, financial condition and results of operations. Further, the Company's products are generally used with enterprise systems involving complex software products developed by other vendors, which may not be Year 2000 compliant. In particular, many of the Company's customers are financial institutions, insurance companies and other companies with insurance and financial services businesses, all of which use legacy computer systems that are expected to be particularly susceptible to Year 2000 compliance issues. If the Company's customers are unable to use their information systems because of the failure of such non-compliant systems or software or for any other reason, there would be a decrease in the volume of transactions that the Company's customers process using the Company's products. As a result, the Company's recurring revenue in the form of usage-based transactional fees from customers in the insurance and financial solutions markets would decline, which would have a material adverse effect on the Company's business, financial condition and results of operations. Such failure could also affect the perceived performance of the Company's products, which could have a negative effect on the Company's competitive position. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could result in a material adverse effect on the Company's business, financial condition and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which HNC will be required to adopt for its 2000 annual financial statements. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. HNC has not determined the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations.

   In January 1999, the American Institute of Certified Public Accountants issued Statement of Position No. 98-9 ("SOP 98-9"), "Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions." This SOP amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 that appear in SOP 98-4. The adoption of SOP 98-9 is not expected to have a significant impact on the Company's consolidated financial position or results of operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

   The Company's foreign currency risks are mitigated principally by contracting primarily in US dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short term operations of the Company's subsidiaries are kept in the local currencies in which they do business, with excess funds transferred to the Company's offices in the United States for investment. For the year ended December 31, 1998, approximately 6.8% of the Company's sales were denominated in currencies other than the Company's functional currency, which is the US dollar. These foreign currencies are primarily those of Western Europe, Canada and Australia.

   The fair value of the Company's investments available for sale at December 31, 1998 was $99.1 million. The objectives of the Company's investment policy are the safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. The Company's policy is to place its cash, cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also the Company's policy to maintain certain concentration limits and to invest only in certain "allowable securities" as determined by the Company's management. The Company's investment policy also provides that its investment portfolio must not have an average portfolio maturity of beyond one year and that the Company must maintain certain liquidity positions. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following documents are filed as part of this report:

DESCRIPTION                                                                        PAGE
-----------                                                                        ----
Report of Independent Accountants...............................................    37
Consolidated Balance Sheet as of December 31, 1998 and 1997.....................    38
Consolidated Statement of Income for the years ended December 31,
     1998, 1997 and 1996........................................................    39
Consolidated Statement of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996...........................................    40
Consolidated Statement of Changes in Stockholders' Equity and Comprehensive
     Income For the years ended December 31, 1998, 1997 and 1996................    41
Notes to Consolidated Financial Statements......................................    42
Selected Consolidated Quarterly Operating Results (unaudited)...................    58

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of HNC Software Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 59 present fairly, in all material respects, the financial position of HNC Software Inc. and its subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP


San Diego, California
January 29, 1999

                                HNC SOFTWARE INC.

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS


                                                                               DECEMBER 31,
                                                                        -------------------------
                                                                          1998            1997
                                                                        ---------       ---------
Current assets:
  Cash and cash equivalents ......................................      $  54,267       $  18,068
  Short-term investments available for sale ......................         41,095          24,878
  Accounts receivable, net .......................................         58,078          32,980
  Current portion of deferred income taxes .......................         10,163          11,310
  Other current assets ...........................................          5,459           2,802
                                                                        ---------       ---------
          Total current assets ...................................        169,062          90,038
Deferred income taxes, less current portion ......................         12,829          15,322
Property and equipment, net ......................................         14,495          12,102
Long-term investments available for sale .........................         57,978            --
Intangible assets, net ...........................................         25,103           1,303
Other assets .....................................................          4,447           1,112
                                                                        ---------       ---------
                                                                        $ 283,914       $ 119,877
                                                                        =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...............................................      $   4,226       $   5,728
  Accrued liabilities ............................................         16,123           5,933
  Deferred revenue ...............................................          9,427           3,883
  Other current liabilities ......................................             78             191
                                                                        ---------       ---------
          Total current liabilities ..............................         29,854          15,735

Non-current liabilities ..........................................          1,039             239
Convertible Subordinated Notes ...................................        100,000            --

Minority interest in consolidated subsidiary .....................           --                43

Commitments and contingencies (Notes 5 and 12)

Stockholders' equity:
  Preferred stock, $0.001 par value -- 4,000  shares authorized:
     no shares issued or outstanding .............................           --              --
  Common stock, $0.001 par value -- 50,000 shares authorized:
     25,894 and 24,538 shares issued and outstanding, respectively             26              25
  Paid-in capital ................................................        134,674          95,919
  Accumulated other comprehensive loss ...........................           (160)           (113)
  Retained earnings ..............................................         18,481           8,029
                                                                        ---------       ---------
          Total stockholders' equity .............................        153,021         103,860
                                                                        ---------       ---------
                                                                        $ 283,914       $ 119,877
                                                                        =========       =========



           See accompanying notes to consolidated financial statements

                                HNC SOFTWARE INC.

                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     YEAR ENDED DECEMBER 31,
                                                                               ---------------------------------
                                                                                  1998        1997        1996
                                                                               ---------   ---------   ---------
Revenues:
  License and maintenance ..................................................   $ 139,294   $  89,643   $  48,890
  Services and other .......................................................      39,314      24,092      22,549
                                                                               ---------   ---------   ---------
          Total revenues ...................................................     178,608     113,735      71,439
                                                                               ---------   ---------   ---------
Operating expenses:
  License and maintenance ..................................................      33,473      19,937      13,725
  Services and other .......................................................      28,656      14,932      13,773
  Research and development .................................................      32,669      21,151      13,808
  Sales and marketing ......................................................      34,515      22,049      11,923
  General and administrative ...............................................      18,977      12,626       8,551
  In-process research and development ......................................       6,090        --          --
  Acquisition related amortization .........................................       3,202        --          --
                                                                               ---------   ---------   ---------
          Total operating expenses .........................................     157,582      90,695      61,780
                                                                               ---------   ---------   ---------
Operating income ...........................................................      21,026      23,040       9,659
Interest and other income ..................................................       6,860       2,003       2,178
Interest expense ...........................................................      (4,550)        (81)       (478)
Minority  interest  in  income  of  consolidated subsidiary ................        (126)        (43)       --
                                                                               ---------   ---------   ---------
          Income  before  income  tax  provision (benefit) .................      23,210      24,919      11,359
Income tax provision (benefit) .............................................      12,758       7,354        (534)
                                                                               ---------   ---------   ---------
          Net income .......................................................   $  10,452   $  17,565   $  11,893
                                                                               =========   =========   =========
Earnings per share:
  Basic net income per common share ........................................   $    0.41   $    0.72   $    0.50
                                                                               =========   =========   =========
  Diluted net income per common share ......................................   $    0.39   $    0.68   $    0.47
                                                                               =========   =========   =========
UNAUDITED PRO FORMA DATA (NOTE 1):
  Income before income tax provision .......................................               $  24,919   $  11,359
  Income tax provision .....................................................                   9,502       1,628
                                                                                           ---------   ---------
       Net income ..........................................................               $  15,417   $   9,731
                                                                                           =========   =========
Basic pro forma net income per common share ................................               $    0.64
                                                                                           =========
Diluted pro forma net income per common share ..............................               $    0.60
                                                                                           =========
Shares used in computing basic net income per common share and
  unaudited basic pro forma net income per common share (Note 1) ...........      25,362      24,275      23,552
                                                                                  ======      ======      ======
Shares used in computing  diluted net income per common share and
  unaudited  diluted  pro forma net  income  per common share (Note 1)......      26,650      25,681      25,363
                                                                                  ======      ======      ======



          See accompanying notes to consolidated financial statements

                                HNC SOFTWARE INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                              YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------
                                                                           1998        1997        1996
                                                                        ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................................................   $  10,452   $  17,565   $  11,893
  Adjustments  to  reconcile  net  income to net cash provided by operating activities:
    Depreciation and amortization ...................................      10,827       4,833       3,605
    Purchased in process research and development ...................       6,090        --          --
    Compensation charge .............................................       2,387        --          --
    Tax benefit from stock option transactions ......................       7,381       3,848         896
    Changes in assets and liabilities:
      Accounts receivable, net ......................................     (22,939)    (11,124)    (10,978)
      Other assets ..................................................      (2,312)       (295)     (1,207)
      Deferred income taxes .........................................       3,522       6,909      (1,324)
      Accounts payable ..............................................      (1,945)      1,360       2,167
      Accrued liabilities ...........................................       6,659      (2,348)        625
      Deferred revenue ..............................................       1,024         375       1,472
      Other liabilities .............................................        (227)       (116)       (441)
                                                                        ---------   ---------   ---------
         Net cash provided by operating activities ..................      20,919      21,007       6,708
                                                                        ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments available for sale ........................    (139,583)    (26,517)    (26,113)
  Maturities of investments available for sale ......................      61,463      24,666      18,125
  Proceeds  from sales of  investments  available for sale ..........       4,000       3,716       3,707
  Cash purchased in business acquisitions ...........................         648        --          --
  Cash paid for business acquisitions, net of cash acquired .........      (9,531)       --          --
  Acquisitions of property and equipment ............................      (8,142)     (9,593)     (3,978)
                                                                        ---------   ---------   ---------
         Net cash used in investing activities ......................     (91,145)     (7,728)     (8,259)
                                                                        ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuances of common stock .......................      10,536       4,039       1,935
  Convertible Subordinated Notes issuance costs .....................     100,000        --          --
  Debt issuance costs ...............................................      (3,087)       --          --
  Repayments of notes payable to stockholders .......................        (770)       --        (1,000)
  Proceeds from bank line of credit .................................        --          --           309
  Repayments of bank line of credit .................................        --          --        (2,504)
  Repayments of debt from asset purchases ...........................        --          --        (4,710)
  Capital lease payments ............................................        (160)       (408)       (553)
  Proceeds from issuances of bank notes payable .....................        --          --         1,999
  Repayments of bank notes payable ..................................        --          --        (1,999)
  Distributions to CompReview stockholders ..........................        --        (6,798)     (5,908)
                                                                        ---------   ---------   ---------
         Net cash provided by (used in) financing activities ........     106,519      (3,167)    (12,431)
                                                                        ---------   ---------   ---------
Effect of exchange rate changes on cash .............................         (94)       (165)         54
                                                                        ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents ................      36,199       9,947     (13,928)
Cash and cash equivalents at beginning of period ....................      18,068       8,121      22,049
                                                                        ---------   ---------   ---------
Cash and cash equivalents at end of period ..........................   $  54,267   $  18,068   $   8,121
                                                                        =========   =========   =========
SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Assets purchased through issuance of debt .........................   $    --     $    --     $   4,710
                                                                        =========   =========   =========
  Acquisitions of property and equipment under capital leases .......   $    --     $    --     $     344
                                                                        =========   =========   =========
  Net assets purchased through issuance of common stock..............   $  20,003   $    --     $    --
                                                                        =========   =========   =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid .....................................................   $   2,335   $     101   $     448
                                                                        =========   =========   =========
  Income taxes paid .................................................   $   1,151   $     547   $     165
                                                                        =========   =========   =========



           See accompanying notes to consolidated financial statements

                                HNC SOFTWARE INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                 COMMON STOCK
                                                             -------------------     PAID-IN     DEFERRED
                                                             SHARES     AMOUNT       CAPITAL   COMPENSATION
                                                             ------    ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1995 ........................        22,778    $      23    $  55,771           --
Common stock options exercised ......................         1,140            1        1,095           --
Common stock issued under Employee Stock
   Purchase Plan ....................................            94           --          839           --
Tax benefit from stock option transactions ..........            --           --        7,889           --
Tax benefit from Retek taxable pooling (Note 7)......            --           --       18,397           --
Unrealized loss on investments ......................            --           --           --           --
Foreign currency translation adjustment .............            --           --           --           --
Distributions to CompReview stockholders ............            --           --           --           --
Net income ..........................................            --           --           --           --
                                                             ------    ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1996 ........................        24,012           24       83,991           --
Common stock options exercised ......................           475            1        2,845           --
Common stock issued under Employee Stock
   Purchase Plan ....................................            51           --        1,193           --
Tax benefit from stock option transactions ..........            --           --        4,192           --
Unrealized gain on investments ......................            --           --           --           --
Foreign currency translation adjustment .............            --           --           --           --
Distributions to CompReview stockholders ............            --           --           --           --
CompReview contribution to capital ..................            --           --        3,698           --
Net income ..........................................            --           --           --           --
                                                             ------    ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1997 ........................        24,538           25       95,919           --

Common stock options exercised ......................           748            1        8,602           --
Common stock issued under Employee Stock
   Purchase Plan ....................................            68           --        1,933           --

Tax benefit from stock option transactions ..........            --           --        7,569           --
Compensation related to vested options in
   Aptex buy-back ...................................            --           --        3,346           --
Unearned stock compensation expense .................            --           --           --    $  (2,508)
Common stock issued for acquisition of PCS ..........           143           --        5,088           --
Common stock issued for acquisition of FTI ..........           397           --       14,725           --
Unrealized gain on investments ......................            --           --           --           --
Foreign currency translation adjustment .............            --           --           --           --
Net income ..........................................            --           --           --           --
                                                             ------    ---------    ---------    ---------
BALANCE AT DECEMBER 31, 1998 ........................        25,894    $      26    $ 137,182    $  (2,508)
                                                             ======    =========    =========    =========

                                                         ACCUMULATED   (ACCUMULATED
                                                             OTHER        DEFICIT)       TOTAL
                                                         COMPREHENSIVE    RETAINED   STOCKHOLDERS' COMPREHENSIVE
                                                         INCOME (LOSS)    EARNINGS       EQUITY       INCOME
                                                           ---------     ---------     ---------     ---------
BALANCE AT DECEMBER 31, 1995 ........................      $      92     $  (5,025)    $  50,861     $      --
Common stock options exercised ......................             --            --         1,096            --
Common stock issued under Employee Stock
   Purchase Plan ....................................             --            --           839            --
Tax benefit from stock option transactions ..........             --            --         7,889            --
Tax benefit from Retek taxable pooling (Note 7)......             --            --        18,397            --
Unrealized loss on investments ......................           (151)           --          (151)    $    (151)
Foreign currency translation adjustment .............             54            --            54            54
Distributions to CompReview stockholders ............             --        (5,908)       (5,908)           --
Net income ..........................................             --        11,893        11,893        11,893
                                                           ---------     ---------     ---------     ---------
BALANCE AT DECEMBER 31, 1996 ........................             (5)          960        84,970     $  11,796
                                                                                                     =========
Common stock options exercised ......................             --            --         2,846            --
Common stock issued under Employee Stock
   Purchase Plan ....................................             --            --         1,193            --
Tax benefit from stock option transactions ..........             --            --         4,192            --
Unrealized gain on investments ......................             57            --            57            57
Foreign currency translation adjustment .............           (165)           --          (165)         (165)
Distributions to CompReview stockholders ............             --        (6,798)       (6,798)           --
CompReview contribution to capital ..................             --        (3,698)           --            --
Net income ..........................................             --        17,565        17,565        17,565
                                                           ---------     ---------     ---------     ---------
BALANCE AT DECEMBER 31, 1997 ........................           (113)        8,029       103,860     $  17,457
                                                                                                     =========
Common stock options exercised ......................             --            --         8,603            --
Common stock issued under Employee Stock ............             --            --         1,933            --
   Purchase Plan
Tax benefit from stock option transactions ..........             --            --         7,569            --
Compensation related to vested options in
   Aptex buy-back ...................................             --            --         3,346            --
Unearned stock compensation expense .................             --            --        (2,508)           --
Common stock issued for acquisition of PCS ..........             --            --         5,088            --
Common stock issued for acquisition of FTI ..........             --            --        14,725            --
Unrealized gain on investments ......................             47            --            47            47
Foreign currency translation adjustment .............            (94)           --           (94)          (94)
Net income ..........................................             --        10,452        10,452        10,452
                                                           ---------     ---------     ---------     ---------
BALANCE AT DECEMBER 31, 1998 ........................      $    (160)    $  18,481     $ 153,021     $  10,405
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

           See accompanying notes to consolidated financial statements

                                HNC SOFTWARE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

   Headquartered in San Diego, California, HNC Software Inc. (the "Company" or "HNC") develops, markets and supports predictive software solutions for leading service industries. These predictive software solutions employ proprietary neural-network predictive decision engines, profiles, traditional statistical modeling, business models, expert rules and context vectors to convert existing data and business experiences into meaningful recommendations and actions. HNC provides innovative predictive software systems in the healthcare/insurance, financial services and retail markets.

Basis of Presentation

   In August 1996, the Company acquired Risk Data Corporation ("Risk Data"), a company that develops, markets and supports proprietary software decision products for use in the insurance industry. In November 1996, the Company acquired Retek Distribution Corporation, now named Retek Information Systems, Inc. ("Retek"), a company that develops, markets and supports management decision software products for retailers and their vendors. In November 1997, the Company acquired CompReview, Inc. ("CompReview"), a company that develops, markets and supports a software product and related services designed to assist in the management and containment of the medical costs of workers' compensation and automobile accident medical claims. The acquisitions of Risk Data, Retek and CompReview have been accounted for as poolings of interests.

   The consolidated financial statements and related notes give retroactive effect to these acquisitions for all of the periods presented. The consolidated balance sheet as of December 31, 1998 and 1997 includes the accounts of Risk Data, Retek and CompReview as of December 31, 1998 and 1997. The consolidated statements of income, of cash flows and of changes in stockholders' equity and comprehensive income for each of the three years in the period ended December 31, 1998 include the results of Risk Data, Retek and CompReview for each of the years then ended. The term "Company" as used in these consolidated financial statements refers to HNC and its subsidiaries, including Risk Data, Retek, and CompReview.

   No adjustments to conform the accounting methods of the acquired companies to the accounting methods of HNC were required. Certain amounts have been reclassified with regard to presentation of the financial information of the acquired companies. Revenues and net income (loss) for each of the previously separate companies for the periods prior to their respective acquisition dates are as follows:

                                               SIX MONTHS        NINE MONTHS ENDED
                                 YEAR ENDED      ENDED              SEPTEMBER 30,
                                DECEMBER 31,    JUNE 30,       ----------------------
                                    1996          1996           1997          1996
                                  --------      --------       --------      --------
                                              (UNAUDITED)            (UNAUDITED)
          Revenues:
            HNC ............      $ 53,833      $ 16,478       $ 62,683      $ 31,423
            Risk Data ......            --         2,600             --            --
            Retek ..........            --         3,377             --         5,635
            CompReview .....        17,606         8,119         18,971        12,631
                                  --------      --------       --------      --------
                                  $ 71,439      $ 30,574       $ 81,654      $ 49,689
                                  ========      ========       ========      ========
          Net income (loss):
            HNC ............      $  6,376      $  1,780       $  7,597      $    975
            Risk Data ......            --        (2,184)            --            --
            Retek ..........            --            43             --            93
            CompReview .....         5,517         2,123          6,702         3,679
                                  --------      --------       --------      --------
                                  $ 11,893      $  1,762       $ 14,299      $  4,747
                                  ========      ========       ========      ========

   Transaction costs of $563, $515 and $1,440 were incurred to complete the acquisitions of Risk Data, Retek and CompReview, respectively. Transaction costs were deferred and charged to income when the related transactions were consummated. Transaction costs consisted primarily of investment banker, legal and accounting fees, and printing, mailing and registration expenses.

Acquisitions

   In March 1998, the Company acquired Practical Control Systems ("PCS"), a company that develops, markets and supports fully integrated distribution center management software products that address the distribution needs of the retail, manufacturing and wholesale industries. The Company acquired PCS in exchange for 143 shares of HNC common stock, 14 of which are subject to an escrow to secure certain indemnification obligations of the former PCS stockholders plus the contingent right, subject to PCS' achievement of certain financial objectives during calendar 1998 and 1999, to receive certain additional shares of HNC common stock. The Company expects to issue additional shares in conjunction with this contingent right which would be recorded as an addition to the purchase price. The application of the purchase method of the acquisition of PCS resulted in an excess of cost over net assets acquired of approximately $5.1 million, of which $3.3 million has been allocated to intangibles and $1.8 million has been allocated to in-process research and development.

   In April 1998, the Company acquired Financial Technology Inc. ("FTI"), a company that develops and markets profitability measurement and decision-support software products and related support services to banks and other similar financial institutions. The Company acquired FTI in exchange for the issuance of 397 shares of HNC common stock, 97 of which are subject to an escrow to secure certain indemnification obligations of the former FTI stockholders; a cash payment of $1.5 million; and the contingent right, subject to FTI's achievement of certain financial objectives during calendar 1998, to receive additional shares of HNC common stock. The Company does not expect to issue any additional shares in conjunction with this contingent right. The application of the purchase method of the acquisition of FTI resulted in an excess of cost over net assets acquired of approximately $19.2 million, of which $16.2 million has been allocated to intangibles and $3.0 million has been allocated to in-process research and development.

   In June 1998, the Company acquired the Advanced Telecommunications Abuse Control System ("ATACS") product line. ATACS is a fraud-management software solution for wireline, wireless and Internet telecommunication service providers. The Company acquired the ATACS product line for a cash payment of $4.75 million. The application of the purchase method of the acquisition of ATACS resulted in an excess of cost over net assets acquired of approximately $4.9 million, of which $3.6 million has been allocated to intangibles and $1.3 million has been allocated to in-process research and development.

   During 1996, the Company established Aptex Software Inc. ("Aptex"), a majority owned subsidiary, in order to develop, market and support certain text analysis technology that is being used to develop products for the Internet market. Aptex employees held a minority equity interest in Aptex through their ownership of Aptex common stock and stock options. During the fourth quarter of 1998, the Company agreed to acquire the remaining minority interest held by employees of Aptex and merge Aptex into the Company. Pursuant to the merger and related transactions, the Company acquired the Aptex stock held by Aptex employees for approximately $5.3 million in cash and assumed all outstanding Aptex stock options and converted such options into options to purchase approximately 380 shares of the Company's common stock. As a result of this merger, the Company incurred a one-time charge of $2.4 million and incurred an unearned stock redemption compensation expense of $2.5 million. The application of the purchase method of the acquisition of Aptex resulted in an excess of cost over net assets acquired of approximately $3.6 million, which has been allocated to intangibles.

   These acquisitions have been accounted for as purchases for accounting purposes. In conjunction with these purchases, the Company recorded various intangible assets. Intangible assets are amortized as follows:

                                        Amortization Method         Estimated Useful Life
                                        -------------------         ---------------------
      Software development costs            Straight-line               36 to 42 months
      Assembled work force                  Straight-line               3 years
      Covenants not to compete              Straight-line               3 years
      Customer base                         Straight-line               5 years
      Trademarks                            Straight-line               5 years
      Goodwill                              Straight-line               5 years

   The unaudited pro forma results of operations below present the impact on the Company's results of operations as if the PCS, FTI and Aptex acquisitions had occurred on January 1, 1997, instead of on their respective acquisition dates.

                                                              YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------
                                                       1998                             1997
                                          ----------------------------      ----------------------------
                                                            PRO FORMA                         PRO FORMA
                                           HISTORICAL       COMBINED         HISTORICAL       COMBINED
                                          -----------      -----------      -----------      -----------
                                                           (UNAUDITED)                       (UNAUDITED)
          Total revenues                  $   178,608      $   180,590      $   113,735      $   122,253

          Total net income                     10,452            8,574           17,565           16,381

          Basic earnings per share        $      0.41      $      0.34      $      0.72      $      0.67

          Diluted earnings per share      $      0.39      $      0.32      $      0.68      $      0.64

          Principles of Consolidation

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

Investments

   Management determines the appropriate classification of its investments in marketable debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company classifies all securities as "available for sale" and carries them at fair value with unrealized gains or losses related to these securities included in stockholders' equity in the Company's consolidated balance sheet. The objectives of the Company's investment policy are the safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. The Company's policy is to place its cash, cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also the Company's policy to maintain certain concentration limits and to invest only in certain "allowable securities" as determined by the Company's management. The Company's investment policy also provides that its investment portfolio must not have an average portfolio maturity of beyond one year and that the Company must maintain certain liquidity positions. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S.
dollars.

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

Software Development Costs

   Software costs are comprised of purchased software and other rights that are stated at the lower of cost or net realizable value. Development costs for software to be licensed or sold that are incurred from the time technological feasibility is established until the product is available for general release to customers are capitalized and reported at the lower of cost or net realizable value. Through December 31, 1998, no significant amounts were expended subsequent to reaching technological feasibility.

Long-Lived Assets

   The Company investigates potential impairments of long-lived assets, certain identifiable intangibles and associated goodwill when events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss would be recognized if the sum of the expected future net cash flows were less than the carrying amount of the asset. No such impairments of long-lived assets existed through December 31, 1998.

Stock-Based Compensation

   The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense.

Revenue Recognition

   The Company's revenue from periodic software license and maintenance agreements is generally recognized ratably over the respective license periods. Revenue from certain short-term periodic software license and maintenance agreements with guaranteed minimum license fees is recognized as related services are performed. Transactional fees are recognized as revenue based on system usage or when fees based on system usage exceed the monthly minimum license fees. Revenue from perpetual licenses of the Company's software for which there are no significant continuing obligations and collection of the related receivables is probable is recognized on delivery of the software and acceptance by the customer. Revenue from hardware product sales, which is included in services and other revenue, is recognized upon shipment to the customer.

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

   During the first quarter of 1998, the Company adopted Statement of Position No. 97-2 ("SOP 97-2"), "Software Revenue Recognition." SOP 97-2 provides guidance for software revenue recognition. The adoption of SOP 97-2 did not have a significant impact on HNC's financial position or results of operations. During the second quarter of 1998, the Company adopted Statement of Position No. 98-4 ("SOP 98-4"), "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." This SOP defers for one year the application of several passages in SOP 97-2. The adoption of SOP 98-4 did not have a significant impact on the Company financial position or results of operations.

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

Net Income Per Common Share

   Basic net income per common share is computed as net income divided by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed as net income divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period.

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                           ---------------------------
                                                                                             1998     1997      1996
                                                                                           -------   -------   -------
     NET INCOME USED:
       Net income used in  computing  basic and diluted net income per common share....    $10,452   $17,565   $11,893
                                                                                           =======   =======   =======
     SHARES USED:
       Weighted average common shares outstanding used in computing basic net income per common share and unaudited basic pro
         forma net income per common share ............................................     25,362    24,275    23,552
       Weighted  average  options to purchase  common stock as
         determined by application of the treasury stock method .......................      1,227     1,383     1,796
       Additional common shares to be issued for PCS acquisition earn-out .............         23        --        --
       Purchase Plan common stock equivalents .........................................         38        23        15
                                                                                           -------   -------   -------
     Shares used in computing diluted net income per
       common share and unaudited diluted pro forma net
       income per common share ........................................................     26,650    25,681    25,363
                                                                                           =======   =======   =======

   The conversion of the Company's 4.75% Convertible Subordinated Notes for the year ended December 31, 1998 of 1,834 shares, were not used to calculate diluted net income per share as their effect would be anti-dilutive.

Unaudited Pro Forma Data

Prior to the acquisition of CompReview by HNC on November 28, 1997, CompReview had elected sub-chapter S corporation status for income tax purposes; therefore, its income was included in the tax returns of its stockholders, and no income tax provision was recorded for CompReview other than certain minimum state taxes on subchapter S corporations. As a result of the acquisition, beginning November 29, 1997, CompReview became subject to corporate income taxes on its taxable income. For comparative purposes, unaudited pro forma data with respect to the merged companies' income tax provision has been presented as if CompReview had been subject to corporate income taxes on its taxable income for 1996 and 1997.

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

   The Company has one major product or product line in each of its three target markets. In the healthcare/insurance market, revenues from one product accounted for 21.5%, 23.0% and 24.6% of the Company's total revenues for 1998, 1997 and 1996, respectively. During those same periods, one product in the retail market accounted for 13.2%, 18.9% and 13.6%, respectively, of the Company's total revenues, and one product line in the financial services market accounted for 14.5%, 16.0% and 20.9%, respectively, of the Company's total revenues. Revenues from international operations and export sales, primarily to Western Europe and Canada, represented approximately 23.1%, 18.9% and 17.7% of total revenues in 1998, 1997 and 1996, respectively. Export sales were $27,840, $10,231 and $7,310 in 1998, 1997 and 1996, respectively.

Disclosures About Fair Value of Financial Instruments

   The carrying amounts of cash and cash equivalents and accrued liabilities approximate fair value because of the short-term maturities of these financial instruments. The carrying amounts of capital lease obligations approximate their fair values based on interest rates currently available to the Company for borrowings with similar terms and maturities. During March 1998, the Company
completed an offering of   $100,000 of 4.75% Convertible Subordinated Notes (the
"Notes") due in 2003. The fair value of the Notes at December 31, 1998 was $107,000.

Stock Split

   In April 1996, the Company consummated a two-for-one stock split effected in the form of a common stock dividend. All references to share and per share amounts of common and preferred stock and other data in these financial statements have been retroactively restated to reflect the stock split.

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

Segment Reporting

   For the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information" (see Note 10). This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Under FAS 131, operating segments are to be determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance.

New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") which HNC will be required to adopt in the first quarter of 2000. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. HNC has not determined the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations.

   In January 1999, the American Institute of Certified Public Accountants issued Statement of Position No. 98-9 ("SOP 98-9"), "Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions." This SOP amends SOP 98-4 to extend the deferral of the application of certain passages of SOP 97-2 that appear in SOP 98-4. The adoption of SOP 98-9 is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

Reclassifications

   Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 2 -- COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                            DECEMBER 31,
                                                       ---------------------
                                                         1998         1997
                                                       --------     --------
          Accounts receivable, net:
            Billed ...............................     $ 47,107     $ 27,812
            Unbilled .............................       13,347        8,368
                                                       --------     --------
                                                         60,454       36,180
          Less allowance for doubtful accounts....       (2,376)      (3,200)
                                                       --------     --------
                                                       $ 58,078     $ 32,980
                                                       ========     ========

   Unbilled accounts receivable represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be realized within one year.

                                                                          DECEMBER 31,
                                                                     ---------------------
                                                                       1998         1997
                                                                     --------     --------
          Property and equipment, net:
            Computer equipment ..................................    $ 21,173     $ 15,611
            Furniture and fixtures ..............................       6,404        4,632
            Leasehold improvements ..............................       1,334        1,012
                                                                     --------     --------
                                                                       28,911       21,255
          Less accumulated depreciation and amortization ........     (14,416)      (9,153)
                                                                     --------     --------
                                                                     $ 14,495     $ 12,102
                                                                     ========     ========
          Intangible assets, net:
            Goodwill ............................................    $ 20,748     $    109
            Software development costs ..........................       7,628        2,989
            Other ...............................................       2,510           --
                                                                     --------     --------
                                                                       30,886        3,098
          Less accumulated amortization .........................      (5,783)      (1,795)
                                                                     --------     --------
                                                                     $ 25,103     $  1,303
                                                                     ========     ========
          Accrued liabilities:
          Payroll and related benefits ..........................    $  6,369     $  3,456
            Vacation ............................................       1,666          927
            Accrued acquisition costs ...........................       2,647           --
            Accrued interest payable ............................       1,583           --
            Other ...............................................       3,858        1,550
                                                                     --------     --------
                                                                     $ 16,123     $  5,933
                                                                     ========     ========


NOTE 3 -- INVESTMENTS

   At December 31, 1998 and 1997, the amortized cost and estimated fair value of investments available for sale were as follows:

                                                                       DECEMBER 31, 1998
                                                          -------------------------------------------
                                                          AMORTIZED UNREALIZED  UNREALIZED     FAIR
                                                            COST       GAINS      LOSSES       VALUE
                                                          --------- ----------  ----------    -------
          U.S. government and federal agencies .....       $65,797      $ 49       $ --       $65,846
          U.S. corporate debt ......................        26,181         5         --        26,186
          Foreign corporate debt ...................         7,023        18         --         7,041
                                                           -------      ----       ----       -------
                                                           $99,001      $ 72       $ --       $99,073
                                                           =======      ====       ====       =======

                                                                       DECEMBER 31, 1997
                                                          -------------------------------------------
                                                          AMORTIZED UNREALIZED  UNREALIZED     FAIR
                                                            COST       GAINS      LOSSES       VALUE
                                                          --------- ----------  ----------    -------
          U.S.  government  and federal agencies....       $20,682      $ --       $ (1)      $20,681
          U.S. corporate debt ......................         1,894        --         (1)        1,893
          Foreign corporate debt ...................         2,304        --         --         2,304
                                                           -------      ----       ----       -------
                                                           $24,880      $ --       $ (2)      $24,878
                                                           =======      ====       ====       =======

No significant gains or losses were realized during the years ended December 31, 1998, 1997 and 1996. The cost of securities sold is determined by the specific identification method. At December 31, 1998 and 1997, all foreign corporate debt investments were denominated in U.S. dollars.

NOTE 4 -- NOTES PAYABLE

   The Company has a Credit Agreement with a bank that provides for a $15,000 revolving line of credit through July 11, 1999. The agreement requires that the Company maintain certain financial ratios and levels of working capital, tangible net worth and profitability, and also restricts the Company's ability to pay cash dividends and make loans, advances or investments without the bank's consent. At December 31, 1998, the Company had no amounts outstanding under the revolving line of credit. Interest is payable monthly at the bank's prime rate or LIBOR rate plus 1.5%. The applicable interest rate was 6.56% at December 31, 1998.

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


NOTE 5 -- LEASES

   At December 31, 1998, The Company was obligated through 2006 under noncancelable operating leases for its facilities and certain equipment as follows:

                                                                    NET FUTURE
                                 FUTURE MINIMUM   LESS SUBLEASE   MINIMUM LEASE
                                 LEASE PAYMENTS      INCOME          PAYMENTS
                                 --------------   -------------   -------------
          1999................        5,468            749            4,719
          2000................        4,962            160            4,802
          2001................        4,807             96            4,711
          2002................        4,888             --            4,888
          2003................        3,311             --            3,311
          Thereafter..........        3,500             --            3,500

   The lease for the Company's corporate headquarters provides for scheduled rent increases and an option to extend the lease for five years with certain changes to the terms of the lease agreement and a refurbishment allowance. Rent expense under operating leases for the years ended December 31, 1998, 1997 and 1996 was approximately $3,689, $2,687 and $1,623, respectively, net of sublease income of $1,029, $477 and $125, respectively.

NOTE 6 -- CONVERTIBLE SUBORDINATED NOTES

   During March 1998, the Company completed an offering of $100,000 of 4.75% Convertible Subordinated Notes due in 2003. The Notes are convertible into the Company's common stock at any time prior to the close of business on the maturity date at a conversion price of $44.85 per share. This offering resulted in net proceeds to the Company of $97,000 after the payment of underwriters' commissions but before the deduction of offering expenses. Debt issuance costs were recorded at cost and are being amortized using the straight-line method, which approximates the interest-method, over the life of the Notes.

NOTE 7 -- CAPITAL STOCK

   During March 1998, the Company completed a secondary public offering of 2,100 shares of common stock (of which 2,080 share were sold by certain selling stockholders and 20 shares were sold by the Company) at a price to the public of $34.50 per share, which resulted in net proceeds to the Company of $655 after the payment of underwriters' commissions but before the deduction of offering expenses.

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

NOTE 8 -- INCOME TAXES

Income before income tax provision (benefit) was taxed under the following jurisdictions:

                                      YEAR ENDED DECEMBER 31,
                               --------------------------------------
                                 1998          1997            1996
                               -------       --------        --------
          Domestic .....       $21,388       $ 23,907        $  8,599
          Foreign ......         1,822          1,012           2,760
                               -------       --------        --------
                               $23,210       $ 24,919        $ 11,359
                               =======       ========        ========

   The income tax provision (benefit) is summarized as follows:

                                      YEAR ENDED DECEMBER 31,
                               --------------------------------------
                                 1998          1997            1996
                               -------       --------        --------
          CURRENT:
            Federal ....       $ 6,659       $  2,257        $  1,132
            State ......         1,549            537             204
            Foreign ....           511            233              51

          DEFERRED:
            Federal ....         3,218          3,197          (1,569)
            State ......           715            985             (56)
            Foreign ....           106            145            (296)
                               -------       --------        --------
                               $12,758       $  7,354        $   (534)
                               =======       ========        ========

Deferred tax assets are summarized as follows:

                                                               DECEMBER 31,
                                                           --------------------
                                                            1998         1997
                                                           -------      -------
          Taxable pooling basis difference ...........     $16,097      $16,955
          Net operating loss carryforwards ...........         993        7,404
          Tax credit carryforwards ...................       4,302        2,059
          Other ......................................       1,600          214
                                                           -------      -------
          Gross deferred tax assets ..................      22,992       26,632
          Deferred tax asset valuation allowance .....          --           --
                                                           -------      -------
                    Net deferred tax asset ...........     $22,992      $26,632
                                                           =======      =======

   During 1996, the Company released the valuation allowances related to Risk Data's and Retek's deferred tax assets based on management's assessment that it was more likely than not that the Company would realize those assets in future periods due to improvements in the operating results of those subsidiaries.

   During 1998, 1997 and 1996, the Company realized certain tax benefits related to stock option transactions in the amount of $7,569, $4,192 and $7,889, respectively. The benefit from the stock option tax deduction is credited directly to paid-in capital.

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

   In connection with the acquisitions of PCS and FTI during 1998, acquired in-process research and development of $4,750 was charged to operations as of the acquisition dates (Note 9). Pursuant to these acquisitions, the Company recorded a $2,895 non-recurring, non-tax-deductible charge for purchased in-process research and development and other non-recurring, non-tax-deductible acquisition costs.

   In 1998, the Company acquired the remaining minority equity interest held by employees of Aptex (Note 1). Pursuant to this merger, the Company recorded a non-recurring, non-tax-deductible compensation expense of $835.

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

   A reconciliation of the income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate to income before income tax provision is summarized as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------
                                                                   1998         1997         1996
                                                                 --------     --------     --------
          Amounts computed at statutory federal rate ......      $  8,123     $  8,472     $  3,862
            State income taxes, net of federal benefit.....         1,860        1,407          554
            Subchapter S corporation earnings .............            --       (2,888)      (1,901)
            Change in tax status of S corporation .........            --          869           --
            Tax credit carryforwards generated ............          (949)        (284)        (334)
            Release of valuation allowance ................            --           --       (2,717)
            Non-deductible stock redemption
              compensation expense ........................           835           --           --
            Non-deductible purchased technology and
              other non-deductible acquisition costs ......         2,895           --           --
            Foreign income taxes ..........................            21           27         (296)
            Other, net ....................................           (27)        (249)         298
                                                                 --------     --------     --------
          Income tax provision (benefit) ..................      $ 12,758     $  7,354     $   (534)
                                                                 ========     ========     ========

   At December 31, 1998, the Company had federal and foreign net operating loss carryforwards of approximately $2,838 and $76, respectively. The federal net operating loss carryforwards expire in 2011.

   The Company also has approximately $2,559 of federal research and development credit carryforwards, which expire from 2000 to 2018, $552 of state research and development credit carryforwards, which have no expiration date, $763 of foreign tax credit carryforwards, which expire from 1999 to 2003, and federal and state alternative minimum tax credits of $417 and $11, respectively, which have no expiration date. Certain of these net operating loss and research and development credit carryforwards generated by Risk Data, Retek and CompReview prior to their acquisitions by HNC are subject to annual limitations on their utilization and also are limited to utilization solely by the company that generated them. Should a substantial change in HNC's ownership occur, as defined by the Tax Reform Act of 1986, there will be an annual limitation on its utilization of net operating loss and research and development credit carryforwards.


NOTE 9 -- IN-PROCESS RESEARCH AND DEVELOPMENT

   In connection with the acquisitions of PCS, FTI and ATACS, acquired in-process research and development of $1.8 million, $3.0 million and $1.3 million, respectively, was charged to operations at the acquisition dates.

   PCS is a supplier of fully integrated distribution center management software products that address the distribution needs of the retail, wholesale and manufacturing industries. PCS' products may be classified into two categories:
Nautilus, an off-the-shelf warehouse management software system designed to provide the tools needed to control the course of warehouse operations and Nautilus CBT, an operational tutorial database which guides the user through Nautilus operations. Certain products were complete in certain areas and under development in others. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86 ("SFAS 86"), Statement of Financial Accounting Standards No. 2 ("SFAS 2") and Financial Accounting Standards Board Interpretation No. 4 ("FIN4"). At the time of acquisition, PCS had a number of new software products under development including Nautilus Versions 6.0 and 7.0 and Nautilus CBT. Nautilus Version 6.0 and Nautilus CBT were both nearly complete but had not reached technological feasibility as of the acquisition date.

   FTI has been a provider of management accounting software for financial institutions since 1982. Since 1994, FTI has focused on profitability measurement and other decision support systems. FTI's products are generally classified into six categories: ProfitVision,

MarketVision, RiskVision, DataVision, Decision Support Products and Financial Platform Products. FTI had various new products under development in each of these categories, none of which had reached technological feasibility as of the acquisition date. The classification of each new technology as complete or under development was made in accordance with the guidelines of SFAS 86, SFAS 2 and FIN4.

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


NOTE 10 -- SEGMENT INFORMATION

   The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's reportable segments are as follows:
Financial Solutions Group ("FSG"), Insurance Solutions Group ("ISG") and Retail Solutions Group ("RSG"). The FSG segment provides transaction-based, real-time authorization and action decisions for applications such as credit card charge authorization and the loan approval decision process. The ISG segment provides users with the ability to reduce fraud losses and streamline operations in the containment of the medical costs of workers' compensation and automobile accident insurance claims, workers' compensation loss reserving, workers' compensation fraud, managed care effectiveness and provider effectiveness. The RSG segment offers predictive software solutions to allow retailers to build forecasting and marketing models to carry out day-to-day buying and selling activities which address inventory control, merchandise management and financial control management, thereby reducing carrying costs for inventories and improving purchasing, promotion and logistics efficiencies. The Company's Internet and telecommunications segments are reflected in the "Other" category.

   The accounting policies of the segments are the same as those described in "Note 1 -- The Company and its Significant Accounting Policies." The Company evaluates the performance of its segments and allocates resources to them based on operating income. Intersegment sales are accounted for at fair value as if the sales were to third parties.

   The Company is organized on the basis of products and services. The segments are strategic business units that offer different products and services. The table below presents information about the reported revenues and operating income, which excludes all amortization and acquisition related expenses, of the Company for 1998, 1997 and 1996:

                                                           YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
                                                       1998          1997         1996
                                                    ---------     ---------    ---------
          Segment revenue:
              FSG                                   $  57,570     $  34,819    $  24,505
              RSG                                      56,669        30,923       13,433
              ISG                                      52,140        39,273       26,599
              Other                                    13,429         8,720        6,902
              Intersegment elimination                 (1,200)           --           --
                                                    ---------     ---------    ---------
                      Total consolidated revenue    $ 178,608     $ 113,735    $  71,439
                                                    =========     =========    =========

                                                                             YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------
                                                                          1998         1997        1996
                                                                       ---------    ---------    ---------
          Segment operating income (loss):
              FSG                                                      $  13,471    $   7,016    $   4,080
              RSG                                                         11,246        6,757        1,505
              ISG                                                          8,319       10,684        5,483
              Other                                                        2,080           23         (232)
                                                                       ---------    ---------    ---------
                      Total segment operating income                      35,166       24,480       10,836
                                                                       ---------    ---------    ---------
              Acquisition expense                                         (4,798)      (1,440)      (1,177)
              In-process research and development                         (6,090)          --           --
              Acquisition related amortization                            (3,202)          --           --
                                                                       ---------    ---------    ---------
                      Consolidated operating income                       21,026       23,040        9,659
                                                                       ---------    ---------    ---------
              Interest and other income                                    6,860        2,003        2,178
              Interest expense                                            (4,550)         (81)        (478)
              Minority interest in income of consolidated subsidiary        (126)         (43)          --
                                                                       ---------    ---------    ---------
                      Income before income tax provision (benefit)     $  23,210    $  24,919    $  11,359
                                                                       =========    =========    =========

   Specified items included in segment operating income:

                                                                             YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------
                                                                          1998         1997        1996
                                                                       ---------    ---------    ---------
          Segment depreciation expense:
              FSG                                                      $   2,602    $   1,825    $   1,195
              RSG                                                          1,262          394          113
              ISG                                                          1,564          999          825
              Other                                                          674          548          324
                                                                       ---------    ---------    ---------
                      Total segment depreciation expense               $   6,102    $   3,766    $   2,457
                                                                       =========    =========    =========

   The tables below present information about the reported assets of the Company for 1998, 1997 and 1996:

                                                                             YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------
                                                                          1998         1997        1996
                                                                       ---------    ---------    ---------
          Total segment assets:
              FSG                                                      $  37,896    $  18,030    $  14,781
              RSG                                                         32,333       15,081       10,241
              ISG                                                         22,937       18,895       11,024
              Other                                                       14,770        7,027        5,761
                                                                       ---------    ---------    ---------
                      Total segment assets                               107,936       59,033       41,807
                                                                       ---------    ---------    ---------
              Corporate                                                  207,784       98,857       81,043
              Eliminations                                               (31,806)     (38,013)     (24,574)
                                                                       ---------    ---------    ---------
                      Total  consolidated assets                       $ 283,914    $ 119,877    $  98,276
                                                                       =========    =========    =========

   Corporate assets are primarily comprised of cash, short-term and long-term investments available for sale, deferred tax assets and intersegment receivables. Eliminations primarily relate to intercompany payables.

                                                                             YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------
                                                                          1998         1997        1996
                                                                       ---------    ---------    ---------
          Segment capital expenditures:
              FSG                                                      $   2,571    $   3,038    $   2,367
              RSG                                                          2,939        3,101          281
              ISG                                                          1,831        2,442          358
              Other                                                          801        1,012          972
                                                                       ---------    ---------    ---------
                      Total capital expenditures                       $   8,142    $   9,593    $   3,978
                                                                       =========    =========    =========

   The following is sales and long-lived asset information by geographic areas for 1998, 1997 and 1996:

                                                                             YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------
                                                                          1998         1997        1996
                                                                       ---------    ---------    ---------
          Revenue by geographic area:
              United States                                            $ 137,332    $  92,294    $  58,807
              Foreign                                                     41,276       21,441       12,632
                                                                       ---------    ---------    ---------
                      Total revenue                                    $ 178,608    $ 113,735    $  71,439
                                                                       =========    =========    =========

                                                                             YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------
                                                                          1998         1997        1996
                                                                       ---------    ---------    ---------
          Long-lived assets by geographic area:
              United States                                            $  43,852    $  14,231    $   9,555
              Foreign                                                        193          286          114
                                                                       ---------    ---------    ---------
                      Total long-lived assets                          $  44,045    $  14,517    $   9,669
                                                                       =========    =========    =========

   The Company's foreign sales represent revenues from export sales and international operations. Export sales include sales from the United States to foreign countries. International operations include sales by foreign operations.


NOTE 11 -- EMPLOYEE BENEFIT PLANS

   During 1987, the Company adopted the 1987 Stock Option Plan and reserved 2,500 shares of the Company's common stock for issuance pursuant to nonqualified and incentive stock options to its officers, directors, key employees and consultants. The plan, as amended, is administered by the Board of Directors or its designees and provides generally that, for incentive stock options and nonqualified stock options, the exercise price must not be less than the fair market value of the shares as determined by the Board of Directors at the date of grant. The options expire no later than ten years from the date of grant and may be exercised in installments based upon stipulated timetables (not in excess of seven years). At December 31, 1998, options to purchase 465 shares were exercisable.

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

   The Directors Plan provides for the issuance of up to 300 nonqualified stock options to the Company's outside directors. Under the provisions of the Directors Plan, options to purchase 25 shares of the Company's common stock are granted to outside directors upon their respective dates of becoming members of the Board of Directors and options to purchase ten shares of such stock will be granted on each anniversary of such dates. Options under the Directors Plan are granted at the fair market value of the stock at the grant date and vest at specific times over a four-year period. At December 31, 1998, options to purchase 80 shares were exercisable.

   The Incentive Plan provides for the issuance of up to 5,250 shares of the Company's common stock in the form of nonqualified or incentive stock options, restricted stock or stock bonuses. In addition, all shares that remained unissued under the 1987 Stock Option Plan on the effective date of the Incentive Plan, and all shares issuable upon exercise of options granted pursuant to the 1987 Stock Option Plan that expire or become unexercisable for any reason without having been exercised in full are available for issuance under the Incentive Plan. Nonqualified stock options and restricted stock may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award. Options granted under the Incentive Plan may have a term of up to ten years. The Company has the discretion to provide for restrictions and the lapse thereof in respect of restricted stock awards. Options typically vest at the rate of 25% of the total grant per year over a four-year period; however, the Company may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 1998, 814 shares were exercisable.

   The Purchase Plan provides for the issuance of a maximum of 400 shares of common stock. Each purchase period, eligible employees may designate between 2% and 10% of their cash compensation, subject to certain limitations, to be deducted from their compensation for the purchase of common stock under the Purchase Plan. The purchase price of the shares under the Purchase Plan is equal to 85% of the lesser of the fair market value per share on the first day of the twelve-month offering period or the last day of each six-month purchase period. Approximately 65% of eligible employees have participated in the Purchase Plan in the last three years.

   During 1998, the Company adopted the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan provides for the issuance of up to 1,000 shares of the Company's common stock in the form of nonqualified stock options to employees, officers, consultants and independent advisors of the Company. Options granted under the 1998 Plan may have a term of up to ten years. Options typically vest at the rate of 25% of the total grant per year over a four-year period; however, the Company may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 1998, there were no shares exercisable under the 1998 Plan.

   Risk Data's stock option plan is administered by HNC's Board of Directors. All outstanding Risk Data options were converted into options to purchase HNC common stock and adjusted to give effect to the acquisition exchange ratio in the Risk Data acquisition. No changes were made to the terms of the Risk Data options in connection with the exchange. Options granted under the Risk Data stock option plan generally vest at the rate of 25% of the total grant per year and expire ten years after the date of grant. At December 31, 1998, 16 shares were exercisable under the Risk Data plan.

   Retek's stock options are administered by HNC's Board of Directors. All outstanding Retek options were converted into options to purchase the Company's common stock and adjusted to give effect to the acquisition exchange ratio in the Retek acquisition. No changes were made to the terms of the Retek options in connection with the exchange. Options granted vest ratably over periods from one to four years and have a term of up to ten years. At December 31, 1998, options to purchase 13 shares were exercisable.

   The CompReview 1995 Stock Option Plan is administered by HNC's Board of Directors. All outstanding CompReview stock options were converted into options to purchase HNC common stock in the CompReview acquisition and adjusted to give effect to the acquisition exchange ratio. No changes were made to the terms of the CompReview options in connection with the exchange. Options granted under the CompReview Stock Option Plan generally vest ratably over periods from two to four years and expire ten years after the date of grant. At December 31, 1998, options to purchase 15 shares were exercisable.

   The PCS 1998 Stock Option Plan is administered by HNC's Board of Directors. There were no PCS options outstanding on the acquisition date. Options granted under the PCS Plan may have a term of up to ten years. Options typically vest at the rate of 25% of the total grant per year over a four-year period; however, the Company may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 1998, there were no options exercisable under the PCS Plan.

   The Aptex plan is administered by HNC's Board of Directors. During the fourth quarter of 1998, the Company agreed to acquire the remaining minority interest held by employees of Aptex (Note 1). All of the outstanding Aptex stock options were converted into options to purchase HNC common stock in the Aptex acquisition and adjusted to give effect to the acquisition exchange ratio. Nonqualified stock options and restricted stock may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award. Options granted under the Aptex plan may have a term of up to ten years. The Company has the discretion to provide for restrictions and the lapse thereof in respect of restricted stock awards. Options typically vest at the rate of 25% of the total grant per year over a four-year period; however, the Company may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 1998, 15 shares were exercisable under the Aptex plan.

   Transactions under the Company's stock option and purchase plans during the years ended December 31, 1998, 1997 and 1996, including options under the Risk Data stock option plan, options under the Retek stock option plan, options under the CompReview Stock Option Plan, options under the PCS Stock Option Plan and options under the Aptex stock option plan are summarized as follows.

                                                                          YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------------
                                                         1998                      1997                       1996
                                               -----------------------    ----------------------     ----------------------
                                                       WEIGHTED AVERAGE          WEIGHTED AVERAGE           WEIGHTED AVERAGE
                                               SHARES   EXERCISE PRICE    SHARES  EXERCISE PRICE     SHARES  EXERCISE PRICE
                                               ------   --------------    ------- --------------     ------- --------------
   Outstanding at beginning of year .......     4,591       $23.92         3,215       $15.65          2,868       $ 2.84
     Options granted ......................     3,333        34.59         2,177        32.61          1,645        27.98
     Options exercised ....................      (732)       12.12          (475)        6.16         (1,140)        0.96
     Options canceled .....................      (718)       32.04          (326)       26.33           (158)       17.62
                                               ------                     ------                      ------
   Outstanding at end of year .............     6,474        29.84         4,591        23.92          3,215        15.65
                                               ======                     ------                      ======
   Options exercisable at end of year......     1,418                      1,096                         841
   Weighted average fair value of
     options granted during the year.......    $22.17                     $19.79                      $14.50

   The following table summarizes information about employee stock options outstanding at December 31, 1998:

                               OPTIONS OUTSTANDING
                     -------------------------------------     OPTIONS EXERCISABLE
                                      WEIGHTED              -------------------------
                         NUMBER        AVERAGE     WEIGHTED    NUMBER      WEIGHTED
                     OUTSTANDING AT   REMAINING     AVERAGE OUTSTANDING AT AVERAGE
       RANGE OF       DECEMBER 31,   CONTRACTUAL   EXERCISE  DECEMBER 31,  EXERCISE
   EXERCISE PRICES        1998     LIFE (IN YEARS)  PRICE       1998        PRICE
-------------------   -----------  --------------- -------- -------------  ---------
$  0.02 to $ 15.38...      842          5.44        $ 3.22        612       $ 2.78
  16.50      30.75...    1,153          7.98         27.44        368        27.52
  30.81      32.00...    1,255          8.78         31.63        192        31.41
  32.06      35.05...    1,145          9.45         34.02         47        33.40
  35.13      38.31...    1,176          9.01         36.87        111        36.78
  38.50      49.50...      903          9.04         40.74         90        41.45
                         -----                                  -----
   0.02      49.50...    6,474          8.40         29.84      1,418        19.17
                         =====                                  =====

   The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation. No compensation expense has been recognized for its employee stock option grants, which are fixed in nature, as the options have been granted at fair market value. No compensation expense has been recognized for the Purchase Plan. Had compensation cost for the Company's stock-based compensation awards issued during 1998 and 1997 been determined based on the fair value at the grant dates of awards consistent with the method of Financial Accounting Standards Board Statement No. 123 ("FAS 123"), the Company's net income and basic and diluted pro forma net income per common share would have been reduced to the pro forma amounts indicated below:

                                                          YEAR ENDED DECEMBER 31,
                                                  ----------    ----------     ----------
                                                     1998          1997           1996
                                                  ----------    ----------     ----------
          Net income (loss):
            As reported ......................     $ 10,452      $17,565        $11,893
            Pro forma ........................      (21,678)       2,232          6,122
          Basic net income per common share:
            As reported ......................     $   0.41      $  0.72        $  0.50
            Pro forma ........................     $  (0.84)     $  0.09        $  0.26
          Diluted net income per common share:
            As reported ......................     $   0.39      $  0.68        $  0.47
            Pro forma ........................     $  (0.85)     $  0.09        $  0.24

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 1998, 1997 and 1996, respectively: dividend yield of 0.0% for all three years, risk-free interest rates of 5.14%, 6.10% and 6.03%, expected volatilities of 65%, 65% and 70% (0% for 1996 options granted by Risk Data, Retek and CompReview prior to their acquisition by HNC), and expected lives of 3.0, 3.0 and 3.5 years. The fair value of the employees' purchase rights pursuant to the Purchase Plan is estimated using the Black-Scholes model with the following assumptions: dividend yield of 0.0% for all three years, risk-free interest rates of 5.23%, 5.32% and 5.36%, expected volatilities of 65%, 65% and 70%, and an expected life of 6 months for all three years. The weighted average fair value of those purchase rights granted in 1998, 1997 and 1996 was $16.25, $14.10 and $9.61, respectively.

   The fair value of each option granted under the Aptex plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 1998, 1997 and 1996: dividend yield of 0.0% for all three years, risk-free interest rates of 5.15%, 6.33% and 6.42%, expected volatility of 90% for all three years, and expected lives of 5.0 years, 8.0 years and 9.25 years. Options to purchase 120, 214 and 704 shares were granted during 1998, 1997 and 1996, with weighted average exercise prices per share of $0.60, $0.08 and $0.03, respectively. During 1998 and 1997, options to purchase 219 and 173 shares with weighted average exercise prices of $0.04 and $0.03 per share, respectively, were exercised. During 1998 and 1997, options to purchase 41 and 58 shares with weighted average exercise prices of $0.08 and $0.03 per share, respectively, were cancelled. The weighted average fair values per share of options granted during 1998, 1997 and 1996 were $0.94, $0.07 and $0.03, respectively.

NOTE 12 -- CONTINGENCIES

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


NOTE 13 -- SUBSEQUENT EVENTS

   On January 25, 1999, the Company announced that it had terminated the previously announced proposed acquisition of Open Solutions, Inc. ("OSI") due to current uncertainty in the small to medium size banking business environment. The Company also announced that it has commenced negotiations to establish a strategic alliance with OSI. The proposed alliance is expected to involve a cooperative marketing relationship and a minority equity investment in OSI by HNC. The Company incurred transaction costs of approximately $975 in connection with this terminated acquisition during the fourth quarter of 1998.

                SELECTED CONSOLIDATED QUARTERLY OPERATING RESULTS
                                   (UNAUDITED)


                                            YEAR ENDED DECEMBER 31, 1998
                               ----------------------------------------------------
                                FIRST     SECOND      THIRD     FOURTH       TOTAL
                               QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                               -------    -------    -------    -------    --------
                                                 (IN THOUSANDS)
          REVENUES             $35,081    $43,141    $47,750    $52,636    $178,608
          OPERATING INCOME       4,754      2,848      8,198      5,226      21,026
          NET INCOME             2,387        508      5,076      2,481      10,452

                                            YEAR ENDED DECEMBER 31, 1997
                               ----------------------------------------------------
                                FIRST     SECOND      THIRD     FOURTH       TOTAL
                               QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                               -------    -------    -------    -------    --------
                                                 (IN THOUSANDS)
          REVENUES             $24,072    $27,593    $29,989    $32,081    $113,735
          OPERATING INCOME       5,120      6,002      6,371      5,547      23,040
          NET INCOME             4,212      4,959      5,127      3,267      17,565


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this Item, which will be set forth under the captions "Proposal No. 1 Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Compliance" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this Item, which will be set forth under the captions "Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item, which will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item, which will be set forth under the caption "Certain Transactions" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  The following documents are filed as part of this report:

       1. Consolidated Financial Statements:

          The consolidated financial statements of the Company listed below and the report thereon are included in Item 8 hereof:

          Report of Independent Accountants
          Consolidated Balance Sheet as of December 31, 1998 and 1997 Consolidated Statement of Income for the years ended December 31, 1998, 1997 and 1996
          Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997 and 1996
          Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income for the years ended December 31, 1998, 1997 and 1996
          Notes to Consolidated Financial Statements

       2. Financial Statement Schedule:

          The financial statement schedule of the Company listed below and the report thereon are included herein:

          Schedule II -- Valuation and Qualifying Accounts and Reserves for the years ended December 31, 1998, 1997 and 1996 (See page 63.)

          All other schedules are omitted because they are not applicable or not required or because the required information is shown in the Consolidated Financial Statements or notes thereto.

   3. Exhibits:

      EXHIBIT
      NUMBER                             DESCRIPTION
      ------                             -----------
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

       2.07        Agreement and Plan of Reorganization dated as of April 6,
                   1998 by and among the Registrant, FW2 Merger Corp. and the shareholders of Financial Technology, Inc. (Incorporated by reference to Exhibit Number 2.01 to Registrant's Current
                   Report on Form 8-K filed on April 22, 1998 (the "FTI 8-K").)

      EXHIBIT
      NUMBER                             DESCRIPTION
      ------                             -----------
          2.08     Plan of Merger dated December 21, 1998 adopted by Registrant and Aptex Software Inc. (Incorporated by reference to Exhibit
                   Number 2.01 to Registrant's Current Report on Form 8-K filed on February 5, 1999).
        3(i).01    Registrant's Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 13, 1996.
                   (Incorporated by reference to Exhibit Number 3(i).04 to
                   Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the "Second Quarter 1996 10-Q").)
       3(ii).02    Registrant's Bylaws, as amended. (Incorporated by reference to Exhibit Number 3(i).01 to Registrant's Quarterly Report on
                   Form 10-Q for the quarter ended June 30, 1998, as amended
                   (the "Second Quarter 1998 10-Q").)
          4.01     Form of Specimen Certificate for Registrant's Common Stock.
                   (Incorporated by reference to Exhibit Number 4.01 to
                   Registrant's Form S-1 Registration Statement, as amended
                   (File No. 33-91932) (the "IPO S-1").)
          4.02     Registration Rights Agreement dated as of October 25, 1996 by and among the Registrant and the former shareholders of Retek
                   Distribution Corporation. (Incorporated by reference to
                   Exhibit Number 4.01 to the Retek 8-K.)
          4.03     Amendment No. 1 to the Registration Rights Agreement dated as of February 24, 1997 by and between the Registrant and the former shareholders of Retek Distribution Corporation.
                   (Incorporated by reference to Exhibit Number 4.06 to
                   Registrant's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996 (the "1996 10-K").)
          4.04     Registration Rights Agreement dated as of March 31, 1998 by and among the Registrant and the former shareholders of
                   Practical Control Systems Technologies, Inc. (Incorporated by
                   reference to Exhibit Number 4.06 to Registrant's Form S-3
                   Registration Statement, File No. 333-50779.)
          4.05     Registration Rights Agreement dated as of April 6, 1998 by and among the Registrant and the former shareholders of
                   Financial Technology, Inc. (Incorporated by reference to
                   Exhibit Number 4.01 to the FTI 8-K.)
         10.01     Registrant's 1987 Stock Option Plan and related documents.
                   (Incorporated by reference to Exhibit Number 10.01 to the IPO
                   S-1.)(1)
         10.02     Registrant's 1995 Equity Incentive Plan, as amended through
                   November 20, 1998. (Incorporated by reference to Exhibit
                   Number 4.01 to Registrant's Form S-8 Registration Statement,
                   File No. 333-71923 (the "February 1999 S-8").)(1)
         10.03     Form of 1995 Equity Incentive Plan Stock Option Agreement and
                   Stock Option Exercise Agreement. (Incorporated by reference to Exhibit Number 4.02 to the February 1999 S-8.) (1)
         10.04     Registrant's 1995 Directors Stock Option Plan and related
                   documents. (Incorporated by reference to Exhibit Number 10.03 to the IPO S-1.)(1)
         10.05     Registrant's 1995 Employee Stock Purchase Plan and related documents. (Incorporated by reference to Exhibit Number 10.04 to the IPO S-1.)(1)
         10.06     Registrant's 1998 Stock Option Plan, as amended through March
                   20, 1998. (Incorporated by reference to Exhibit Number 4.01 to Registrant's Form S-8 Registration Statement, File No.
                   333-50623 (the "April 1998 S-8").)(1)
         10.07     Form of 1998 Stock Option Plan Stock Option Agreement and
                   Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 4.02 to the April 1998 S-8.)(1)
         10.08     Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. (Incorporated by reference to Exhibit Number 10.08 to the IPO S-1.)(1)
         10.09     Office Building Lease dated as of December 1, 1993, as
                   amended effective February 1, 1994 and June 1, 1994, between
                   Registrant and PacCor Partners. (Incorporated by reference to
                   Exhibit Number 10.09 to the IPO S-1.)
         10.10     Loan and Security Agreement dated as of July 11, 1997,
                   between Registrant and Wells Fargo Bank, National
                   Association. (Incorporated by reference to Exhibit Number
                   10.01 to Registrant's Quarterly Report on Form 10-Q, as
                   amended, for the quarter ended June 30, 1997 (the "Second
                   Quarter 1997 10-Q").)
         10.11     Office Building Lease dated as of May 30, 1997, between Retek
                   Information Systems, Inc. and Midwest Real Estate Holdings,
                   Inc. (Incorporated by reference to Exhibit Number 10.02 to the Second Quarter 1997 10-Q.)
         10.12     Office Building Lease dated as of June 17, 1996, between
                   Registrant and Williams Properties I, LLC & Williams
                   Properties II, LLC. (Incorporated by reference to Exhibit
                   Number 10.12 to the 1996 10-K.)
         10.13     Aptex Software Inc.'s 1996 Equity Incentive Plan.
                   (Incorporated by reference to Exhibit Number 4.03 to the
                   February 1999 S-8.)(1)

      EXHIBIT
      NUMBER                             DESCRIPTION
      ------                             -----------
         10.14     Form of Aptex Software Inc. 1996 Equity Incentive Plan Stock
                   Option Agreement and Stock Option Exercise Agreement.
                   (Incorporated by reference to Exhibit Number 4.04 to the
                   February 1999 S-8.)(1)
         10.15     Practical Control Systems Technologies, Inc. 1998 Stock
                   Option Plan. (Incorporated by reference to Exhibit Number
                   4.03 to the April 1998 S-8.)(1)
         10.16     Form of Practical Control Systems Technologies, Inc. 1998
                   Stock Option Plan Stock Option Agreement and Stock Option
                   Exercise Agreement. (Incorporated by reference to Exhibit
                   Number 4.04 to the April 1998 S-8.)(1)
         10.17     Office Building Lease dated June 17, 1993, between
                   Linsco/Private Ledger Corp. and PacCor Partners and
                   Assignment of such lease to the Registrant. (Incorporated by reference to Exhibit Number 10.17 to Registrant's Annual
                   Report on Form 10-K, as amended, for the year ended December
                   31, 1997.)
         10.18     First Amendment to Lease Agreement between Williams
                   Properties I, LLC and Williams Properties II, LLC and the
                   Registrant dated June 17, 1996, amended October 28, 1997.
                   (Incorporated by reference to Exhibit Number 10.16 to
                   Registrant's Form S-4 Registration Statement, File No.
                   333-64527 (the "S-4").)
         10.19     Second Amendment to Lease between the Registrant and W9/PC
                   Real Estate Limited Partnership dated as of April 13, 1998.
                   (Incorporated by reference to Exhibit Number 10.17 to the
                   S-4.)
         10.20     Office Building Lease dated as of October 2, 1998, between the Registrant and The Irvine Company. (Incorporated by
                   reference to Exhibit Number 99.01 to the February 1999 S-8.)
         10.21     Office Building Lease Amendment No. 1 dated as of November
                   30, 1998, between Retek Information Systems, Inc. and Midwest
                   Real Estate Holdings LLC. (Incorporated by reference to
                   Exhibit Number 99.02 to the February 1999 S-8.)
         10.22     Office Building Lease Amendment No. 2 dated as of December
                   18, 1998, between Retek Information Systems, Inc. and Midwest
                   Real Estate Holdings LLC. (Incorporated by reference to
                   Exhibit Number 99.03 to the February 1999 S-8.)
        *21.01     List of Registrant's subsidiaries.
        *23.01     Consent of PricewaterhouseCoopers LLP, Independent
                   Accountants.
        *27.01     Financial Data Schedule

 ----------
 *   Filed herewith.
(1)  Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K
         None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 26, 1999                HNC SOFTWARE INC.



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

                  SIGNATURE                                       TITLE                            DATE
                  ---------                                       -----                            ----
           /s/   ROBERT L. NORTH               President and Chief Executive Officer          March 26, 1999
--------------------------------------------   (Principal Executive Officer)
               Robert L. North


           /s/   RAYMOND V. THOMAS             Vice President, Finance & Administration       March 26, 1999
--------------------------------------------   and Chief Financial Officer (Principal
                 Raymond V. Thomas             Financial Officer)


          /s/   KENNETH J. SAUNDERS            Vice President, Corporate Controller           March 26, 1999
--------------------------------------------   (Principal Accounting Officer)
             Kenneth J. Saunders


          /s/   EDWARD K. CHANDLER             Director                                       March 26, 1999
--------------------------------------------
              Edward K. Chandler


            /s/   OLIVER D. CURME              Director                                       March 26, 1999
--------------------------------------------
               Oliver D. Curme


                                               Director                                       March  , 1999
--------------------------------------------
                Thomas F. Farb


        /s/   CHARLES H. GAYLORD, JR.          Director                                       March 26, 1999
--------------------------------------------
           Charles H. Gaylord, Jr.


             /s/   ALEX W. HART                Director                                       March 26, 1999
--------------------------------------------
                 Alex W. Hart

                                HNC SOFTWARE INC.

          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVEs FOR THE THREE YEARS ENDED DECEMBER 31, 1998


                                              ALLOWANCE FOR         DEFERRED TAX
                                             DOUBTFUL ACCOUNT      ASSET VALUATION
                                             AND SALES RETURNS       ALLOWANCE
                                             -----------------     ---------------
Balance at December 31, 1995 ...........        $   553,000         $ 4,238,000
  Provision ............................            279,000             702,000
  Write-off ............................            (94,000)                 --
  Recovery .............................            (29,000)         (2,223,000)
                                                -----------         -----------
Balance at December 31, 1996 ...........            709,000           2,717,000
  Provision ............................          3,171,000                  --
  Write-off ............................           (505,000)                 --
  Recovery .............................           (175,000)         (2,717,000)
                                                -----------         -----------
Balance at December 31, 1997 ...........          3,200,000                  --
  Provision ............................          3,172,000                  --
  Write-off ............................         (3,917,000)                 --
  Recovery .............................            (79,000)                 --
                                                -----------         -----------
Balance at December 31, 1998 ...........        $ 2,376,000         $        --
                                                ===========         ===========

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
     2.01  Agreement and Plan of Reorganization dated as of July 19, 1996 by and among the Registrant, HNC Merger Corp. and Risk Data Corporation, as
           amended. (Incorporated by reference to Exhibit Number 2.01 to
           Registrant's Current Report on Form 8-K filed on September 12, 1996, as amended (the "Risk Data 8-K").)
     2.02  Agreement of Merger dated August 30, 1996 by and between HNC Merger
           Corp. and Risk Data Corporation. (Incorporated by reference to
           Exhibit Number 2.02 to the Risk Data 8-K.)
     2.03  Exchange Agreement dated as of October 25, 1996 by and among the
           Registrant, Retek Distribution Corporation and the shareholders of
           Retek Distribution Corporation. (Incorporated by reference to Exhibit
           Number 2.01 to Registrant's Current Report on Form 8-K filed on
           December 12, 1996 (the "Retek 8-K").)
     2.04  Form of Option Exchange Agreement between the Registrant and each person who held outstanding options to purchase shares of Retek
           Distribution Corporation on November 29, 1996. (Incorporated by
           reference to Exhibit Number 2.02 to the Retek 8-K.)
     2.05  Agreement and Plan of Reorganization dated as of July 14, 1997 by and among the Registrant, FW1 Acquisition Corp., CompReview, Inc., Robert
           L. Kaaren and Mishel E. Munnayer, a.k.a. Michael Munayyer, Trustee of
           the Michael Munayyer Trust dated August 11, 1995. (Pursuant to Item
           601(b)(2) of Regulation S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request.)
           (Incorporated by reference to Exhibit Number 2.01 to Registrant's
           Current Report on Form 8-K filed on December 15, 1997 (the
           "CompReview 8-K").)
     2.06  Agreement of Merger dated as of November 28, 1997 by and between FW1
           Acquisition Corp. and CompReview, Inc. (Incorporated by reference to
           Exhibit Number 2.02 to the CompReview 8-K.)
     2.07  Agreement and Plan of Reorganization dated as of April 6, 1998 by and among the Registrant, FW2 Merger Corp. and the shareholders of
           Financial Technology, Inc. (Incorporated by reference to Exhibit
           Number 2.01 to Registrant's Current Report on Form 8-K filed on April
           22, 1998 (the "FTI 8-K").)
     2.08  Plan of Merger dated December 21, 1998 adopted by Registrant and
           Aptex Software Inc. (Incorporated by reference to Exhibit Number 2.01 to Registrant's Current Report on Form 8-K filed on February 5,
           1999).
  3(i).01  Registrant's Restated Certificate of Incorporation filed with the
           Secretary of State of Delaware on June 13, 1996. (Incorporated by
           reference to Exhibit Number 3(i).04 to Registrant's Quarterly Report
           on Form 10-Q for the quarter ended June 30, 1996 (the "Second Quarter
           1996 10-Q").)
  3(ii).02 Registrant's Bylaws, as amended. (Incorporated by reference to
           Exhibit Number 3(i).01 to Registrant's Quarterly Report on Form 10-Q
           for the quarter ended June 30, 1998, as amended (the "Second Quarter
           1998 10-Q").)
     4.01  Form of Specimen Certificate for Registrant's Common Stock.
           (Incorporated by reference to Exhibit Number 4.01 to Registrant's
           Form S-1 Registration Statement, as amended (File No. 33-91932) (the
           "IPO S-1").) 4.02 Registration Rights Agreement dated as of October
           25, 1996 by and among the Registrant and the former shareholders of
           Retek Distribution Corporation. (Incorporated by reference to Exhibit
           Number 4.01 to the Retek 8-K.)
     4.03  Amendment No. 1 to the Registration Rights Agreement dated as of
           February 24, 1997 by and between the Registrant and the former shareholders of Retek Distribution Corporation. (Incorporated by
           reference to Exhibit Number 4.06 to Registrant's Annual Report on
           Form 10-K, as amended, for the year ended December 31, 1996 (the
           "1996 10-K").)
     4.04  Registration Rights Agreement dated as of March 31, 1998 by and among the Registrant and the former shareholders of Practical Control
           Systems Technologies, Inc. (Incorporated by reference to Exhibit
           Number 4.06 to Registrant's Form S-3 Registration Statement, File No.
           333-50779.)
     4.05  Registration Rights Agreement dated as of April 6, 1998 by and among the Registrant and the former shareholders of Financial Technology,
           Inc. (Incorporated by reference to Exhibit Number 4.01 to the FTI
           8-K.)
     10.01 Registrant's 1987 Stock Option Plan and related documents.
           (Incorporated by reference to Exhibit Number 10.01 to the IPO
           S-1.)(1)
     10.02 Registrant's 1995 Equity Incentive Plan, as amended through November
           20, 1998. (Incorporated by reference to Exhibit Number 4.01 to
           Registrant's Form S-8 Registration Statement, File No. 333-71923 (the
           "February 1999 S-8").)(1)
     10.03 Form of 1995 Equity Incentive Plan Stock Option Agreement and Stock
           Option Exercise Agreement.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
           (Incorporated by reference to Exhibit Number 4.02 to the February
           1999 S-8.) (1)
    10.04  Registrant's 1995 Directors Stock Option Plan and related documents.
           (Incorporated by reference to Exhibit Number 10.03 to the IPO
           S-1.)(1)
    10.05  Registrant's 1995 Employee Stock Purchase Plan and related documents.
           (Incorporated by reference to Exhibit Number 10.04 to the IPO
           S-1.)(1)
    10.06  Registrant's 1998 Stock Option Plan, as amended through March 20,
           1998. (Incorporated by reference to Exhibit Number 4.01 to
           Registrant's Form S-8 Registration Statement, File No. 333-50623 (the
           "April 1998 S-8").)(1)
    10.07  Form of 1998 Stock Option Plan Stock Option Agreement and Stock
           Option Exercise Agreement. (Incorporated by reference to Exhibit 4.02 to the April 1998 S-8.)(1)
    10.08  Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. (Incorporated by reference to
           Exhibit Number 10.08 to the IPO S-1.)(1)
    10.09  Office Building Lease dated as of December 1, 1993, as amended effective February 1, 1994 and June 1, 1994, between Registrant and
           PacCor Partners. (Incorporated by reference to Exhibit Number 10.09 to the IPO S-1.)
    10.10  Loan and Security Agreement dated as of July 11, 1997, between
           Registrant and Wells Fargo Bank, National Association. (Incorporated
           by reference to Exhibit Number 10.01 to Registrant's Quarterly Report
           on Form 10-Q, as amended, for the quarter ended June 30, 1997 (the
           "Second Quarter 1997 10-Q").)
    10.11  Office Building Lease dated as of May 30, 1997, between Retek
           Information Systems, Inc. and Midwest Real Estate Holdings, Inc.
           (Incorporated by reference to Exhibit Number 10.02 to the Second
           Quarter 1997 10-Q.)
    10.12  Office Building Lease dated as of June 17, 1996, between Registrant and Williams Properties I, LLC & Williams Properties II, LLC.
           (Incorporated by reference to Exhibit Number 10.12 to the 1996 10-K.)
    10.13  Aptex Software Inc.'s 1996 Equity Incentive Plan. (Incorporated by
           reference to Exhibit Number 4.03 to the February 1999 S-8.)(1)
    10.14  Form of Aptex Software Inc. 1996 Equity Incentive Plan Stock Option
           Agreement and Stock Option Exercise Agreement. (Incorporated by
           reference to Exhibit Number 4.04 to the February 1999 S-8.)(1)
    10.15  Practical Control Systems Technologies, Inc. 1998 Stock Option Plan.
           (Incorporated by reference to Exhibit Number 4.03 to the April 1998
           S-8.)(1)
    10.16  Form of Practical Control Systems Technologies, Inc. 1998 Stock
           Option Plan Stock Option Agreement and Stock Option Exercise
           Agreement. (Incorporated by reference to Exhibit Number 4.04 to the
           April 1998 S-8.)(1)
    10.17  Office Building Lease dated June 17, 1993, between Linsco/Private
           Ledger Corp. and PacCor Partners and Assignment of such lease to the
           Registrant. (Incorporated by reference to Exhibit Number 10.17 to
           Registrant's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997.)
    10.18  First Amendment to Lease Agreement between Williams Properties I, LLC and Williams Properties II, LLC and the Registrant dated June 17,
           1996, amended October 28, 1997. (Incorporated by reference to Exhibit
           Number 10.16 to Registrant's Form S-4 Registration Statement, File
           No. 333-64527 (the "S-4").)
    10.19  Second Amendment to Lease between the Registrant and W9/PC Real
           Estate Limited Partnership dated as of April 13, 1998. (Incorporated by reference to Exhibit Number 10.17 to the S-4.)
    10.20  Office Building Lease dated as of October 2, 1998, between the
           Registrant and The Irvine Company. (Incorporated by reference to
           Exhibit Number 99.01 to the February 1999 S-8.)
    10.21  Office Building Lease Amendment No. 1 dated as of November 30, 1998, between Retek Information Systems, Inc. and Midwest Real Estate
           Holdings LLC. (Incorporated by reference to Exhibit Number 99.02 to the February 1999 S-8.)
    10.22  Office Building Lease Amendment No. 2 dated as of December 18, 1998, between Retek Information Systems, Inc. and Midwest Real Estate
           Holdings LLC. (Incorporated by reference to Exhibit Number 99.03 to the February 1999 S-8.)
   *21.01  List of Registrant's subsidiaries.
   *23.01  Consent of PricewaterhouseCoopers LLP, Independent Accountants.
   *27.01  Financial Data Schedule

----------

 *  Filed herewith.

(1) Management contract or compensatory plan or arrangement.