Form 10-Q
period 1999-03-31
HNC SOFTWARE INC/DE
filed 1999-05-14
CIK 945093

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

AS OF APRIL 30, 1999 THERE WERE 24,554,477 SHARES OF REGISTRANT'S COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING.

================================================================================

                                  INDEX LISTING

================================================================================

                                                                               Page
                                                                              Number
PART I  FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

        Consolidated Balance Sheet at March 31, 1999 (unaudited)
           and December 31, 1998                                                 3

        Consolidated Statement of Income (unaudited) for the three
           months ended March 31, 1999 and 1998                                  4

        Consolidated Statement of Cash Flows (unaudited) for
           the three months ended March 31, 1999 and 1998                        5

        Consolidated Statement of Changes in Stockholders' Equity
           and Comprehensive Income (unaudited) for the three
           months ended March 31, 1999                                           6

        Notes To Consolidated Financial Statements (unaudited)                   7

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                     12

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK              26


PART II OTHER INFORMATION

Item 6: EXHIBITS AND REPORTS ON FORM 8-K                                        27

Signatures                                                                      28

Exhibit Index                                                                   29

PART  I  -  FINANCIAL INFORMATION

================================================================================
Item 1:    FINANCIAL STATEMENTS

                                HNC SOFTWARE INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)

                                     ASSETS

                                                                            MARCH 31,             DECEMBER 31,
                                                                              1999                    1998
                                                                            ---------               ---------
                                                                           (unaudited)
Current assets:
  Cash and cash equivalents                                                 $  38,900               $  54,267

  Investments available for sale                                               25,714                  41,095
  Accounts receivable, net                                                     55,939                  58,078
  Current portion of deferred income taxes                                     10,163                  10,163

  Other current assets                                                          5,777                   5,459
                                                                            ---------               ---------
    Total current assets                                                      136,493                 169,062
Property and equipment, net                                                    18,285                  14,495
Deferred income taxes, less current portion                                    11,381                  12,829

Long-term investments available for sale                                       71,814                  57,978

Intangible assets, net                                                         23,340                  25,103
Other assets                                                                    6,240                   4,447
                                                                            ---------               ---------
                                                                            $ 267,553               $ 283,914
                                                                            =========               =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                          $   5,645               $   4,226
  Accrued liabilities                                                          11,034                  16,123
  Deferred revenue                                                             10,899                   9,427
  Other current liabilities                                                        21                      78
                                                                            ---------               ---------
    Total current liabilities                                                  27,599                  29,854
Convertible Subordinated Notes                                                100,000                 100,000
Other non-current liabilities                                                   1,077                   1,039

Stockholders' equity:
  Preferred stock, $0.001 par value - 4,000 shares authorized:
    no shares issued or outstanding                                                --                      --

  Common stock, $0.001 par value - 50,000 shares authorized:
    25,329 and 25,894 shares issued and outstanding,                               25                      26
    respectively
  Paid-in capital                                                             137,424                 134,674
  Retained earnings                                                            20,605                  18,481
  Accumulated other comprehensive loss                                           (398)                   (160)
  Common stock in treasury, at cost - 700 shares                              (18,779)                     --

                                                                            ---------               ---------
    Total stockholders' equity                                                138,877                 153,021
                                                                            ---------               ---------
                                                                            $ 267,553               $ 283,914
                                                                            =========               =========



          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                    ------------------------------
                                                                      1999                 1998
                                                                    --------              --------
Revenues:
  License and maintenance                                           $ 36,471              $ 26,882
  Services and other                                                  12,718                 8,199
                                                                    --------              --------
    Total revenues                                                    49,189                35,081
                                                                    --------              --------

Operating expenses:
  License and maintenance                                             10,717                 5,972
  Services and other                                                   8,657                 4,772
  Research and development                                             9,520                 6,861
  Sales and marketing                                                  9,778                 7,641
  General and administrative                                           4,580                 3,331
  In-process research and development                                     --                 1,750
  Acquisition related amortization                                     2,252                    --
                                                                    --------              --------
    Total operating expenses                                          45,504                30,327
                                                                    --------              --------

Operating income                                                       3,685                 4,754

Other income, net                                                        303                   401
Minority interest in income of consolidated subsidiary                    --                   (22)

                                                                    --------              --------
    Income before income tax provision                                 3,988                 5,133
Income tax provision                                                   1,864                 2,746
                                                                    ========              ========
      Net income                                                    $  2,124              $  2,387
                                                                    ========              ========


Earnings per share:

Basic net income per common share                                   $   0.08              $   0.10
                                                                    ========              ========

Diluted net income per common share                                 $   0.08              $   0.09
                                                                    ========              ========

Shares used in computing  basic net income per
  common share                                                        25,766                24,620
                                                                    ========              ========
Shares used in computing diluted net income per
  common share                                                        26,483                26,041
                                                                    ========              ========



          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                            ---------------------------------
                                                                              1999                    1998
                                                                            ---------               ---------
Cash flows from operating activities:
   Net income                                                               $   2,124               $   2,387
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                             4,314                   1,598
      Purchased research and development                                           --                   1,750
      Cash received from fixed asset disposals                                    179                      --
      Tax benefit from stock option transactions                                  257                   1,168
      Changes in assets and liabilities:
         Accounts receivable, net                                               2,139                  (4,122)
         Other assets                                                             485                    (872)
         Deferred income taxes                                                  1,448                   2,746
         Accounts payable                                                       1,419                  (1,221)
         Accrued liabilities                                                   (5,090)                 (1,263)
         Deferred revenue                                                       1,472                   2,690
         Other liabilities                                                         37                      (6)
                                                                            ---------               ---------
           Net cash provided by operating activities                            8,784                   4,855
                                                                            ---------               ---------

Cash flows from investing activities:
   Purchases of investments                                                   (36,504)                (41,145)
   Maturities of investments                                                   16,900                  10,670
   Proceeds from sale of investments                                           21,014                      --
   Investments in unconsolidated subsidiaries                                  (2,750)                     --
   Cash purchased in business acquisition                                          --                     559
   Acquisitions of property and equipment                                      (5,781)                 (1,778)
                                                                            ---------               ---------
           Net cash used in investing activities                               (7,121)                (31,694)
                                                                            ---------               ---------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                                   2,047                   2,681
   Purchase of treasury stock                                                 (18,779)                     --
   Proceeds from issuance of Convertible Subordinated Notes                        --                 100,000
   Debt issuance costs                                                             --                  (3,087)
   Repayment of capital lease obligations                                         (56)                    (59)
                                                                            ---------               ---------
           Net cash (used in) provided by financing activities                (16,788)                 99,535
                                                                            ---------               ---------

Effect of exchange rate changes on cash                                          (242)                    125
                                                                            ---------               ---------
Net (decrease) increase in cash and cash equivalents                          (15,367)                 72,821
Cash and cash equivalents at the beginning of the period                       54,267                  18,068
                                                                            ---------               ---------

Cash and cash equivalents at the end of the period                          $  38,900               $  90,889
                                                                            =========               =========

Supplemental schedule of non-cash investing activities:
   Stock payable for acquisition of Retek Logistics                         $      --               $   5,088
                                                                            =========               =========
   Assets assumed in acquisition of Retek Logistics                         $      --               $   6,491
                                                                            =========               =========
   Liabilities assumed in acquisition of Retek Logistics                    $      --               $   1,962
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

                                HNC SOFTWARE INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                                                                         ACCUMULATED
                                                                                            OTHER
                                        COMMON STOCK           PAID-IN       DEFERRED    COMPREHENSIVE
                                     SHARES       AMOUNT       CAPITAL      COMPENSATION     LOSS
                                     ------       ------       -------      ------------     ----
BALANCE AT DECEMBER 31, 1998 .       25,894     $      26     $ 137,182     $  (2,508)    $    (160)
Common stock options exercised           81                         715
Common stock issued under
Employee Stock
   Purchase Plan .............           54                       1,332

Tax benefit from stock
   option transactions .......                                      257

Treasury stock ...............         (700)           (1)
Unearned stock compensation
expense amortization .........                                                    446

Unrealized gain on investments                                                                    4
Foreign currency translation
     adjustment ..............                                                                 (242)

Net income ...................
                                  ---------     ---------     ---------     ---------     ---------
BALANCE AT MARCH 31, 1999 ....       25,329     $      25     $ 139,486     $  (2,062)    $    (398)
                                  =========     =========     =========     =========     =========



                                                                   TOTAL
                                      RETAINED     TREASURY     STOCKHOLDER    COMPREHENSIVE
                                      EARNINGS      STOCK          EQUITY         INCOME
                                      --------      -----       -----------         ------
BALANCE AT DECEMBER 31, 1998 ...     $  18,481                   $ 153,021
Common stock options exercised .                                       715
Common stock issued under
Employee Stock
   Purchase Plan ...............                                     1,332

Tax benefit from stock
   option transactions .........                                       257

Treasury stock .................                    $(18,779)      (18,780)
Unearned stock compensation
expense amortization ...........                                       446

Unrealized gain on investments                                           4    $       4
Foreign currency translation
     adjustment ................                                      (242)        (242)

Net income .....................         2,124                       2,124        2,124
                                  ------------     ---------     ---------    ---------
BALANCE AT MARCH 31, 1999 ......     $  20,605     $ (18,779)    $ 138,877    $   1,886
                                  ============     =========     =========    =========



           See accompanying notes to consolidated financial statements.

================================================================================

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1         GENERAL

        In management's opinion, the accompanying unaudited consolidated financial statements for HNC Software Inc. (the "Company") for the three month periods ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except the December 31, 1998 balance sheet. This Report and the accompanying unaudited and audited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Annual Report"). Footnotes which would substantially duplicate the disclosures in the Company's audited financial statements for the fiscal year ended December 31, 1998 contained in the 1998 Annual Report have been omitted. The interim financial information contained in this Report is not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year ending December 31, 1999.


NOTE 2         BASIS OF PRESENTATION

        The acquisition of Retek Logistics Inc. ("Retek Logistics"), formerly Practical Control Solutions, Inc., was completed on March 31, 1998 and accounted for as a purchase as of the acquisition date. In connection with the acquisition of Retek Logistics, acquired in-process research and development of $1.8 million was charged to operations at the acquisition date.


NOTE 3         INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

        Investments in corporate entities with less than 20% voting interest are generally accounted for under the cost method. On March 18, 1999, the Company made a minority equity investment in AIM Solutions, Inc. ("AIM"), a company which provides marketing process automation, campaign execution software, and client-to-vendor data management to direct marketers of enhancement services. The Company's total investment in AIM was $750,000. On March 31, 1999, the Company made a minority equity investment in Qpass, the first web-wide transaction and customer service network enabling commerce in digital goods and services. The Company's total investment in Qpass was $2.0 million. These investments are being accounted for under the cost method.

NOTE 4 RECONCILIATION OF NET INCOME AND SHARES USED IN PER SHARE COMPUTATIONS (in thousands)

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                      1999                 1998
                                                     -------              -------
NET INCOME USED:
Net income used in computing basic and
    diluted net income per common share              $ 2,124              $ 2,387
                                                     =======              =======

SHARES USED:
Weighted average common shares
    outstanding used in computing basic
    net income per common share                       25,766               24,620

Weighted average options to purchase
    common stock as determined by
    application of the treasury stock
    method                                               695                1,406

Purchase Plan common stock
    equivalents                                           22                   15
                                                     -------              -------

Shares used in computing diluted net
    income per common share                           26,483               26,041
                                                     =======              =======

        The conversion of the Company's 4.75% convertible subordinated notes for the three month periods ended March 31, 1999 and 1998 of 2,230 and 624 shares, respectively, was not used to calculate diluted net income per share as their effect would be anti-dilutive.


NOTE 5         TREASURY STOCK

        During February 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in February 1999. The program authorizes the Company to purchase approximately 700,000 common shares from time to time for cash at market prices in open market, negotiated or block transactions. The Company purchased 700,100 shares of common stock in the first quarter of 1999 at an average cost of $26.82 per share. The purpose of the stock repurchase program is to help cover the Company's annual "evergreen" stock option grants, which provide continued incentives to the Company's employees.


NOTE 6         INCOME TAX PROVISION

        The 1998 income tax provision includes the tax effects of the non-deductible, one-time write-offs of in-process research and development related to the purchase of Retek Logistics. The 1999 income tax provision includes the tax effects of non-deductible acquisition related amortization expense.

NOTE 7         SEGMENT INFORMATION

        The Company's reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's major segments are as follows: the Financial Solutions Group ("FSG"), the Insurance Solutions Group ("ISG") and the Retail Solutions Group ("RSG"). The FSG's predictive customer relationship management applications analyze data to retrieve the relationship intelligence that financial institutions use to manage customer accounts. These solutions can be used to segment customer profiles to perform one-to-one marketing, maximize profitability, and manage risks such as fraud, bankruptcy, and delinquency. The ISG segment provides a medical bill repricing system for workers' compensation and auto liability and a suite of predictive technology-based products for maximized management of claims throughout their lifecycle. Designed to analyze large volumes of highly complex data efficiently, these solutions automate and improve insurance claim and healthcare management decision-making. The RSG segment offers a suite of enterprise-wide retail management solutions, which assimilate information from a variety of sources to provide retailers with the ability to predict the ever-changing behaviors of customers and to manage the warehouse, inventory and supply chain processes. This includes increasing the efficiency and reducing the costs of how retailers handle, track and optimize the global flow of merchandise from the vendor through the warehouse, to the stores, and finally on to customers. The remaining segments of HNC's business operations, reflected in the "Other" category, develop, market and support predictive software solutions for the Internet and telecommunication service industries.

        The Company is organized on the basis of products and services. The segments are strategic business units that offer different products and services. The table below presents information about the reported revenues and operating income of each segment, excluding all amortization and acquisition related expenses, for the quarters ended March 31, 1999 and 1998:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                    ------------------------------
                                                      1999                  1998
                                                    --------              --------
Segment revenue:
    FSG                                             $ 14,199              $ 10,744
    RSG                                               16,646                11,141
    ISG                                               13,649                11,130
    Other                                              4,695                 2,366
    Intersegment elimination                              --                  (300)
                                                    --------              --------
            Total consolidated revenue              $ 49,189              $ 35,081
                                                    ========              ========

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                        -----------------------------
                                                          1999                 1998
                                                        -------               -------
Segment operating income (loss):
    FSG                                                 $ 2,152               $ 2,021
    RSG                                                   3,076                 2,110
    ISG                                                     705                 2,282
    Other                                                     4                   336
                                                        -------               -------
            Total segment operating income                5,937                 6,749
                                                        -------               -------
    Acquisition expense                                      --                  (245)
    In-process research and development                      --                (1,750)
    Acquisition related amortization                     (2,252)                   --
                                                        -------               -------
            Consolidated operating income                 3,685                 4,754
                                                        -------               -------
    Interest and other income                             1,684                   792
    Interest expense                                     (1,381)                 (391)
    Minority interest in income of
       consolidated subsidiary                               --                   (22)
                                                        -------               -------
            Income before income tax provision          $ 3,988               $ 5,133
                                                        =======               =======



        Specified items included in segment operating income:


                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                        --------------------------
                                                         1999                1998
                                                        ------              ------
Segment depreciation expense:
    FSG                                                 $  686              $  599
    RSG                                                    440                 238
    ISG                                                    504                 349
    Other                                                  182                 155
                                                        ------              ------
        Total segment depreciation expense              $1,812              $1,341
                                                        ======              ======


        The table below presents information about the reported assets of the Company at March 31, 1999 and 1998.

                                                                 MARCH 31,
                                                   ---------------------------------
                                                     1999                    1998
                                                   ---------               ---------
Total segment assets:
    FSG                                            $  36,231               $  35,154
    RSG                                               31,513                  20,157
    ISG                                               25,435                  10,809
    Other                                             14,221                  13,702
                                                   ---------               ---------
            Total segment assets                     107,400                  79,822
                                                   ---------               ---------
    Corporate                                        184,562                 192,750
    Eliminations                                     (24,409)                (38,837)
                                                   ---------               ---------
            Total consolidated assets              $ 267,553               $ 233,735
                                                   =========               =========


        Corporate assets are primarily comprised of cash, short-term and long-term investments available for sale, deferred tax assets and intersegment receivables. Eliminations primarily relate to intersegment payables.

        The following represents capital expenditures by segment for the three months ended March 31, 1999 and 1998:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    --------------------------
                                                     1999                1998
                                                    ------              ------
Segment capital expenditures:
    FSG                                             $1,248              $  685
    RSG                                              1,926                 943
    ISG                                              2,354                 310
    Other                                              393                  51
                                                    ------              ------
            Total capital expenditures              $5,921              $1,989
                                                    ======              ======

        The following is revenue and long-lived asset information by geographic areas for the three months ended March 31, 1999 and 1998:

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                         ----------------------------
                                          1999                 1998
                                         -------              -------
Revenue by geographic area:
    United States                        $34,887              $23,015
    Foreign                               14,302               12,066
                                         -------              -------
            Total revenue                $49,189              $35,081
                                         =======              =======


                                                              MARCH 31,
                                                   ----------------------------
                                                    1999                 1998
                                                   -------              -------
Long-lived assets by geographic area:
    United States                                  $44,949              $20,892
    Foreign                                            166                  306
                                                   -------              -------
            Total long-lived assets                $45,115              $21,198
                                                   =======              =======


        The Company's foreign sales represent revenues from export sales and international operations. Export sales include sales from the United States to foreign countries. International operations include sales by foreign operations.


NOTE 8         SUBSEQUENT EVENTS

        On April 8, 1999, the Board of Directors authorized the Company to repurchase up to an additional 10% of its outstanding common shares under certain conditions from time to time for cash at market prices in open market, negotiated or block transactions.

        On April 16, 1999, the Company made a minority equity investment of $6.0 million in Open Solutions Inc., a developer of client/server core data processing solutions for community banks and credit unions.

                                HNC SOFTWARE INC.

================================================================================

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS:  NO ASSURANCES INTENDED

        This Report (including the following section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, international sales, expense levels, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

        Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed in "Potential Fluctuations in Operating Results" as well as those discussed elsewhere in this Report and those discussed in the Company's 1998 Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, which attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, results of operations and prospects.


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


RESULTS OF OPERATIONS

        The Company develops, markets and supports predictive software solutions for leading service industries, including financial, insurance and retail. These predictive software solutions employ proprietary neural-network predictive decision engines, profiles, traditional statistical modeling, business models, expert rules and context vectors to convert existing data and business experiences into meaningful recommendations and actions. The Company's major segments are as follows: the Financial Solutions Group ("FSG"), the Insurance Solutions Group ("ISG") and the Retail Solutions Group ("RSG"). The FSG's predictive customer relationship management applications analyze data to retrieve the relationship intelligence that financial institutions use to manage customer accounts. These solutions can be used to segment customer profiles to perform one-to-one marketing, maximize profitability, and manage risks such as fraud, bankruptcy, and delinquency. The ISG segment provides a medical bill repricing system for workers' compensation and auto liability and a suite of predictive technology-based products for maximized management of claims throughout their lifecycle. Designed to analyze large volumes of highly complex data efficiently, these solutions automate and improve insurance claim and healthcare management decision-making. The RSG segment offers a suite of enterprise-wide retail management solutions, which assimilate information from a variety of sources to provide retailers with the ability to predict the ever-changing behaviors of customers and to manage the warehouse, inventory and supply chain processes. This includes increasing the efficiency and reducing the costs of how retailers handle, track and optimize the global flow of merchandise from the vendor through the warehouse, to the stores, and finally on to customers. The remaining segments of HNC's business operations develop, market and support predictive software solutions for the Internet and telecommunication service industries.

        The Company's revenues are comprised of license and maintenance revenues, and services and other revenues. The Company's revenues for the three months ended March 31, 1999 were $49.2 million, an increase of 40.2% over revenues of $35.1 million for the same period in the prior year.

        LICENSE AND MAINTENANCE REVENUES. The Company's license and maintenance revenues are derived from annual license fees, monthly license fees, perpetual license fees and annual maintenance fees. The Company licenses many of its products for an annual or monthly usage fee under long-term contracts that include software licenses, decision model updates, application consulting, and on-line or on-site support and maintenance. The Company's revenues from periodic software license and maintenance agreements are generally recognized ratably over the respective license or agreement periods. Revenues from certain short-term periodic software license and maintenance agreements with a guaranteed minimum license fee are recognized as related services are performed. Transactional fees are recognized as revenue based on system usage or when fees based on system usage exceed the monthly minimum license fees. Revenues from perpetual licenses of the Company's software for which there are no significant continuing obligations and collection of the related receivables is probable are recognized on delivery of the software and acceptance by the customer.

        License and maintenance revenues were $36.5 million for the quarter ended March 31, 1999, an increase of 35.7% from $26.9 million for the comparable quarter in 1998. License and maintenance revenues from the insurance solutions segment were $11.9 million for the quarter ended March 31, 1999, an increase of 32.4% from $9.0 million for the comparable quarter in 1998. The increase in the insurance solutions segment was a result of an increase in revenues derived by the COMPADVISOR (formerly CRLink) product. License and maintenance revenues from the retail solutions segment were $11.7 million for the quarter ended March 31, 1999, an increase of 29.1% from $9.0 million for the comparable quarter in 1998. The increase in the retail solutions segment was attributable to an increase in sales of the Retek suite of products, primarily related to the Retek Trade Management and Retek Distribution Management products. License and maintenance revenues from the financial solutions segment were $9.7 million for the quarter ended March 31, 1999, an increase of 22.5% from $7.9 million for the comparable quarter in 1998. The increase in the financial solutions segment was attributable to sales generated by FTI and an increase in the sales of the Falcon suite of products.

        SERVICES AND OTHER REVENUES. Services and other revenues are comprised of installation and implementation revenues, service bureau operations revenues and revenues which are derived from consulting contracts, new product development contracts with commercial customers and, to a lesser extent, research and development contracts with the United States government. Revenues from installation and implementation services and contract services are generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Service bureau revenues are derived from the Company's service bureau operations, which provide COMPADVISOR's (formerly CRLink) functionality to customers that do not wish to obtain a license, that use this service until they can implement their own internal COMPADVISOR

(formerly CRLink) operation or that use this service when their volumes peak to high levels. Service bureau customers typically subscribe for services under month-to-month agreements and service bureau fees are recognized as revenue when the processing services are performed.

        Services and other revenues were $12.7 million for the quarter ended March 31, 1999, an increase of 55.1% from $8.2 million for the comparable quarter in 1998. Services and other revenues from the retail solutions segment were $5.0 million for the quarter ended March 31, 1999, an increase of 136.6% from the $2.1 million for the comparable quarter in 1998. This increase was due to an increase in consulting contracts with commercial customers as a result of an expanding customer base and an increase in the services offered. Services and other revenues from the financial solutions segment were $4.5 million for the quarter ended March 31, 1999, an increase of 59.6% from the $2.8 million for the comparable quarter in 1998. This increase was attributable to an increase in implementations of the Capstone product, and to a lesser extent the Falcon suite of products, in the financial solutions segment. Services and other revenues from the insurance solutions segment were $1.8 million for the quarter ended March 31, 1999, a decrease of 18.2% from the $2.2 million for the comparable quarter in 1998. This decrease was attributable to the loss of one of the insurance solutions segment's service bureau customers during the first quarter of 1999 due to industry consolidation.

        LICENSE AND MAINTENANCE GROSS MARGIN. License and maintenance costs primarily represent the Company's expenses for personnel engaged in customer support, travel to customer sites and preparation of documentation materials. The Company's gross margin on license and maintenance revenues was 70.6% for the first quarter of 1999 and 77.8% for the first quarter of 1998.

        License and maintenance gross margin from the retail solutions segment was 88.0% for the first quarter of 1999 and 93.0% for the first quarter of 1998. The primary reason for the decrease in gross margin from the retail solutions segment was an increase in staffing and associated costs in client services to support the increased volume of business. License and maintenance gross margin from the insurance solutions segment was 40.3% for the first quarter of 1999 and 59.6% for the first quarter of 1998. The decrease was attributable to an increase in the Preferred Provider Organization bill repricing, which typically have lower margins than the overall bill review business. License and maintenance gross margin from the financial solutions segment was 80.7% for the first quarter of 1999 and 82.9% for the first quarter of 1998.

        SERVICES AND OTHER GROSS MARGIN. Services and other expenses consist of personnel and other expenses associated with providing installation and implementation services and performing development, consulting, and research and development contracts and the costs associated with the service bureau operations. The Company's gross margin on services and other revenues was 31.9% for the first quarter of 1999 and 41.8% for the first quarter of 1998.

        Services and other gross margin from the retail solutions segment was 42.2% for the first quarter of 1999 and 39.2% for the first quarter of 1998. This increase is primarily attributable to an increase in pricing on consulting contracts and an increase in the utilization of the services employees and less use of subcontracted labor in the retail solutions segment during the first quarter of 1999. Services and other gross margin from the financial solutions segment was 33.2% and 36.4% for the first quarter of 1998, respectively. The decrease in the margin was attributable to the increase in temporary labor, which has a negative impact on margins due to the high cost. Services and other gross margin from the insurance solutions segment was (1.9)% and 48.6% for the first quarter of 1999 and 1998, respectively. The decrease in the gross margin was the result of the loss of one of the insurance solutions segment's service bureau customers during the first quarter of 1999 due to industry consolidation and the continuation of employee staffing at the prior quarter's levels.

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and other personnel-related expenses, subcontracted development services, depreciation for development equipment and supplies. Research and development expenses in the first quarter of 1999 were $9.5 million or 19.4% of total revenues compared to $6.9 million or 19.6% of total revenues in the first quarter of the prior year.

        The insurance solutions segment accounted for approximately $1.8 million and $1.6 million during the quarters ended March 31, 1999 and 1998, respectively. The retail solutions segment accounted for approximately $4.3 and $2.9 million during the quarters ended March 31, 1999 and 1998, respectively. The financial solutions segment accounted for approximately $2.5 and $2.3 million during the quarters ended March 31, 1999 and 1998, respectively. The increase in these expenses in absolute dollars was due primarily to increases in staffing and related costs to support increased product development activities, primarily related to enhancements to the insurance solutions and retail solutions products and, to a lesser extent, the financial solutions products. Research and development expenses also increased in absolute dollars due to increased efforts required to support the research and development functions of businesses acquired by the Company in fiscal 1998.

        Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is not established until completion of a working model. Costs incurred by the Company between completion of the working model and the point at which a product is ready for general release have been insignificant. As a result, no significant software development costs were capitalized through March 31, 1999. The Company anticipates that research and development expenses will increase in dollar amount and could increase as a percentage of total revenues for the foreseeable future.

        SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel, entertainment and promotional expenses. Sales and marketing expenses were $9.8 million or 19.9% of total revenues in the first quarter of 1999 compared to $7.6 million or 21.8% of total revenues in the first quarter of 1998. The retail solutions segment accounted for approximately $3.8 million and $3.3 million during the quarters ended March 31, 1999 and 1998, respectively. The financial solutions segment accounted for approximately $3.3 million and $2.5 million during the quarters ended March 31, 1999 and 1998, respectively. The insurance solutions segment accounted for approximately $956,000 and $1.3 million during the quarters ended March 31, 1999 and 1998, respectively.

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

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel costs for finance, contract administration, human resources and general management, as well as acquisition, insurance and professional services expenses. General and administrative expenses were $4.6 million or 9.3% of total revenues in the first quarter of 1999, compared to $3.3 million or 9.5% of total revenues in the first quarter of the prior year. Included in general and administrative expenses were acquisition related costs of $245,000 for the three month period ended March 31, 1998.

        Excluding acquisition costs, the retail solutions segment accounted for approximately $1.2 million and $934,000 during the quarters ended March 31, 1999 and 1998, respectively. Excluding acquisition costs, the financial solutions segment accounted for approximately $1.6 million and $729,000 during the quarters ended March 31, 1999 and 1998, respectively. Excluding acquisition costs, the insurance solutions segment accounted for approximately $1.3 million and $1.1 million during the quarters ended March 31, 1999 and 1998, respectively. The increase in absolute dollars was due primarily to increased staffing and related expenses, including recruiting costs, to support higher levels of sales and development activity across the Company resulting in part from the Company's recent acquisitions. The decrease of general and administrative expenses as a percentage of total revenues was the result of general and administrative expenses increasing at a lower rate than revenues in the same fiscal periods.

        IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES. In-process research and development expenses were $1.8 million or 5.0% of total revenues in the first quarter of 1998. These one-time write-offs were related to the acquisition of Retek Logistics.

                Retek Logistics Inc. (formerly Practical Control Solutions, Inc.) Retek Logistics is a supplier of fully integrated distribution center management software products that address the distribution needs of the retail, wholesale and manufacturing industries. Retek Logistics' products may be classified into two categories: Nautilus, an off-the-shelf warehouse management software system designed to provide the tools needed to control the course of warehouse operations and Nautilus CBT, an operational tutorial database which guides the user through Nautilus operations. Certain products were complete in certain areas and under development in others. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86 ("SFAS 86"), Statement of Financial Accounting Standards No. 2 ("SFAS 2") and Financial Accounting Standards Board Interpretation No. 4 ("FIN4"). At the time of acquisition, Retek Logistics had a number of new software products under development, including Nautilus Versions 6.0 and 7.0 and Nautilus CBT. Nautilus Version 6.0 and Nautilus CBT were both completed during 1998. Nautilus 7.0 was in an early stage of development as of the acquisition date. HNC assumed that it would incur approximately $974,000 of additional development costs through to technological feasibility, which was assumed to be during the second quarter of 1999.

                The Retek Logistics in-process research and development (R&D) projects continue to progress, in all material respects, consistently with the assumptions that HNC provided to the independent appraiser for use in the valuation of the in-process R&D. The inability of HNC to complete this technology within the expected timeframes could materially impact future revenues and earnings, which could have a material adverse effect on HNC's business, financial condition and results of operations.

                Financial Technology, Inc. FTI has been a provider of management accounting software for financial institutions since 1982. Since 1994, FTI has focused on profitability measurement and other decision support systems. FTI's products are generally classified into six categories:
        ProfitVision, MarketVision, RiskVision, DataVision, Decision Support Products and Financial Platform Products. FTI had various new products under development in each of these categories, none of which had reached technological feasibility as of the acquisition date. The classification of each new technology as complete or under development was made in accordance with the guidelines of SFAS 86, SFAS 2 and FIN4. Each new product under development has varying release dates for completion ranging from July 1998 through December 1999. The valuation of in-process research and development was based on the assumption that the estimated cost to complete all products under development, measured as of the acquisition date, is approximately $2.1 million, of which $1.2 million would be incurred through December 1998 and an additional $900,000 would be incurred during 1999. The valuation approach also assumed that these products would generate revenues through the year 2002. These statements regarding revenues and expenses are forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those anticipated. The important factors that could cause actual results to differ include those discussed elsewhere in this Report and in the Company's 1998 Annual Report. The inability of HNC to complete this technology within the expected timeframes could materially impact future revenues and earnings, which could have a material adverse effect on HNC's business, financial condition and results of operations.

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

                Valuation Approach. HNC used an independent appraisal firm to assist it with its valuation of the fair market value of the purchased assets of Retek Logistics, FTI and ATACS. Fair market value is defined as the estimated amount at which an asset might be expected to be exchanged between a willing buyer and willing seller assuming the buyer continues to use the assets in its current operations. HNC provided assumptions by product line of revenue, cost of goods sold and operating expense to the appraiser to assist in the valuation. The appraisal considered three traditional approaches to valuation: the cost approach, the market approach and the income approach.

                Retek Logistics Inc. (formerly Practical Control Solutions, Inc.) With respect to the forecasted earnings provided to the appraiser, Retek Logistics is forecasting slightly higher revenue growth rates as long as it can continue to meet market demands with new releases each year. These higher growth rates reflect Retek Logistics' expectation of greater market acceptance with the release of its ORACLE-based platform, as well as improvements planned to be incorporated into Nautilus versions 6 and 7. Retek Logistics' gross margins are forecasted to remain consistent relative to prior years. Retek Logistics is also expecting its current operating expense levels to increase only moderately in absolute dollars and, as a result, earnings before interest and taxes are expected to increase in later years. Management believes these growth expectations are reasonable if new product versions are offered according to schedule. The statements regarding expectations for Retek Logistics are forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those anticipated. The important factors that could cause actual results to differ include those discussed elsewhere in this Report and in the Company's 1998 Annual Report.

                Financial Technology Inc. Prior to 1997, FTI primarily sold financial reporting general ledger software to mid-sized banks. During 1997, FTI began to derive a significant amount of its revenue from ProfitVision, a customer profitability system for these same financial institutions. With respect to the forecasted earnings provided to the appraiser, FTI is forecasting significant revenue growth from a full line of new software measurement tools. The financial forecasts reflected in the appraiser's report reflect management's expectation of significant revenue growth from a number of new product offerings. Operating margins (before interest and taxes) are currently expected to increase from historical trends. Management currently believes that these projected increases are reasonable in light of the number of new product offerings and increased gross profit obtained from these new software measurement tools which is in contrast to those obtained from the financial reporting packages historically sold by FTI. The statements regarding expectations for FTI are forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those anticipated. The important factors that could cause actual results to differ include those discussed elsewhere in this Report and in the Company's 1998 Annual Report.

                ATACS. ATACS represented a product line within Bedford Associates, Inc. since 1995. Management was provided with limited historical information but in conjunction with the acquisition, reviewed contracts that supported revenue. The Company identified and ultimately hired the development and support team that represents the underlying costs of revenue as well as development costs. Under Bedford, ATACS was not an aggressively marketed product and, as a result, sales growth slowed and margins dropped slightly. The product becomes more widely marketable with the offering of Version 4.2, which expands the functionality to three new operating environments. With respect to the forecasted earnings provided to the appraiser, the forecasts reflected higher growth rates than prior years' ranges, reflecting the new product offering and several years of prior marketing of the product now generating sales opportunities. Gross margins are also forecasted to increase rather significantly reflecting higher revenue levels and economies of scale in the production and support cost areas. The statements regarding expectations for ATACS are forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those anticipated. The important factors that could cause actual results to differ include those discussed elsewhere in this Report and in the Company's 1998 Annual Report.

                With respect to the discount rates used in the valuation approach, the incomplete technology represents a mix of near and mid-term prospects for the business and imparts a level of uncertainty to its prospects. It is the nature of the business to be constantly developing new software for future product releases. A reasonable expectation of return on the incomplete technology would be higher than that of completed technology due to these inherent risks. As a result, the earnings associated with incomplete technology were discounted at a rate of 40.0%, 27.0% and 22.5% for Retek Logistics, FTI and ATACS, respectively, based upon the following methodologies:

                Retek Logistics Inc. (formerly Practical Control Solutions, Inc.) Because Retek Logistics did not have short-term or long-term debt as of the date of acquisition, the Moody's seasoned Baa rate for March 31, 1998 was utilized as the cost of debt. The Capital Asset Pricing Model was used to determine the cost of equity. It combines a risk free rate of return with an equity risk premium multiplied by a factor, referred to as Beta, which is based on the performance of common stock prices of similar publicly traded companies. Employing these data, the discount rate attributable to the business was 30%, which was used for valuing completed technology. Since incomplete technology represents a mix of near and mid-term prospects for the business and imparts a certain level of uncertainty and would require a higher return than completed technology, the valuation report prepared by the Company's appraiser suggests that a rate of 40% be ascribed to the excess earnings of incomplete technology.

                Financial Technology Inc. The cash flows attributable to FTI's technology were discounted based on a weighted average cost of capital ("WACC") analysis attributable to the business. In determining an appropriate discount rate utilizing the WACC analysis, an analysis was made of short-term interest rates, the yields of long-term corporate and government bonds, and other alternative investment instruments, as well as the typical capital structure of companies in the industry. Employing this formula, the discount rate attributed to the business was 17%, which was used to discount the completed technology. Incomplete technology represents a mix of near- and mid-term prospects for the business and imparts a certain level of uncertainty. The valuation report prepared by the Company's appraiser suggests that a rate of 27% be ascribed to the excess earnings of incomplete technology.

                ATACS. Because ATACS did not have short-term or long-term debt as of the date of acquisition, the Moody's seasoned Baa rate for May 19, 1998 was utilized as the cost of debt. The Capital Asset Pricing Model was used to determine the cost of equity. It combines a risk free rate of return with an equity risk premium multiplied by a factor, referred to as Beta, which is based on the performance of common stock prices of similar publicly traded companies. Employing these data, the discount rate attributable to the business was 17.5%, which was used for valuing completed technology. Since incomplete technology represents a mix of near- and mid-term prospects for the business and imparts a certain level of uncertainty and would require a higher return than completed technology, the valuation report prepared by the Company's appraiser suggests that a rate of 22.5% be ascribed to the excess earnings of incomplete technology.

        ACQUISITION RELATED AMORTIZATION EXPENSES. Acquisition related amortization expenses were $2.3 million or 4.6% of total revenues in the first quarter of 1999. These expenses primarily represent the amortization of intangible assets purchased in conjunction with the Company's 1998 acquisitions of Retek Logistics and FTI, the asset purchase of ATACS and the acquisition of the minority interest of Aptex, which was previously a majority-owned subsidiary. The average amortization life is approximately 4 years.

        OPERATING INCOME. The above factors resulted in operating income of $3.7 million in the first quarter of 1999, constituting 7.5% of total revenues in the same period, and operating income of $4.8 million in the first quarter of 1998, constituting 13.6% of total revenues in the same period.

        OTHER INCOME, NET. Other income for the first quarter of 1999 was $303,000 compared to $401,000 in the first quarter of the prior year. Other income is comprised of interest income earned on cash and investment balances, net of interest expense related to the 4.75% Convertible Subordinated Notes due 2003 (the "Notes"). HNC issued the Notes in February 1998. Other income for the first quarter of 1999 included a full quarter of interest expense related to the Notes as compared to the same period in the prior year. This was partially offset by an increase in interest income related to the investment of the proceeds from the public offering in March 1998 of $100 million related to the Notes.

        INCOME TAX PROVISION. The income tax provisions of $1.9 million in the first quarter of 1999 and $2.7 million in the first quarter of 1998 are based on management's estimates of the effective tax rates to be incurred by the Company during those respective full fiscal years. The 1998 income tax provision includes the tax effects of the non-deductible, one-time write-offs of in-process research and development related to the purchase of Retek Logistics. The 1999 income tax provision includes the tax effects of non-deductible acquisition related amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities during the first three months of 1999 was $8.8 million, which included net income before depreciation and amortization of approximately $6.4 million. Cash was further increased by decreases in accounts receivable of $2.1 million and deferred income taxes of $1.4 million and increases in accounts payable of $1.4 million and deferred revenue of $1.5 million, offset by a decrease in accrued liabilities of $5.1 million which was primarily attributable to payment of acquisition costs and bonuses accrued for at December 31, 1998 and payment of interest on the 4.75% Convertible Subordinated Notes due 2003. Net cash used in investing activities was $7.1 million during the first three months of 1999, primarily due to purchases of investments available for sale of $36.5 million, offset by $16.9 million of maturities and $21.0 million of proceeds from the sales of investments available for sale. Contributing to the increase were acquisitions of property and equipment of $5.8 million and acquisitions of minority equity investments of $2.8 million during the first quarter of 1999. Net cash used by financing activities of $16.8 million during the first three months of 1999 was primarily related to the purchase of treasury stock of $18.8 million offset by net proceeds of $2.0 million from the issuance of common stock.

        At March 31, 1999, the Company had $136.4 million in cash, cash equivalents and investments. The Company believes that its current cash, cash equivalents and investments available for sale balances, borrowings under its credit facility and net cash provided by operating activities, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company expects to invest approximately $14.1 million in capital assets, including computer equipment and building improvements during 1999. Management intends to invest the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities. A portion of the Company's cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies or data. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products, technologies or data. The Company has no present understandings, commitments or agreements with respect to any material acquisition of businesses, products, technologies or data.


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

CURRENT STATUS

        The Company completed the initial stage of its Y2k Project during 1998 by taking inventory of its more major software products, identifying the state of readiness for each and developing project plans for completing and implementing designed solutions. Based on the Company's assessment of its major software products, the Company believes that the current version of each is Year 2000 compliant. However, there can be no assurance that all of the Company's customers will install the Year 2000 compliant version of the Company's products in a timely manner, which could lead to failure of customer systems and product liability claims against the Company.

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

        The Company's plan for the Year 2000 calls for compliance verification of third parties supplying software and information systems to the Company for both IT and non-IT systems and communication with significant suppliers to determine the readiness of third parties' remediation of their own Year 2000 issues. As part of its assessment, the Company is evaluating the level of validation it will require of third parties to ensure their Year 2000 readiness and the necessary contingency plans should such a situation arise. To date, the Company has not encountered any material Year 2000 issues concerning its computer systems.

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

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency values and changes in the market value of its investments.

        The Company's foreign currency risks are mitigated principally by contracting primarily in US dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short term operations of the Company's subsidiaries are kept in the local currencies in which they do business, with excess funds transferred to the Company's offices in the United States for investment. For the quarter ended March 31, 1999, approximately 14.0% of the Company's sales were denominated in currencies other than the Company's functional currency, which is the US dollar. These foreign currencies are primarily those of Western Europe, Canada and Australia.

        The fair value of the Company's investments available for sale at March 31, 1999 was $97.5 million. The objectives of the Company's investment policy are the safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. The Company's policy is to place its cash, cash equivalents and investments available for sale with large financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also the Company's policy to maintain certain concentration limits and to invest only in certain "allowable securities" as determined by the Company's management. The Company's investment policy also provides that its investment portfolio must not have an average portfolio maturity of beyond one year and that the Company must maintain certain liquidity positions. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars.

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               27.01      Financial Data Schedule

        (b)    Reports on Form 8-K
               Report on Form 8-K filed dated January 22, 1999 reporting the acquisition of Aptex Software Inc. under Item 5.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HNC SOFTWARE INC.



Date:  May 14, 1999                         By: /s/ Raymond V. Thomas
                                                --------------------------------
                                            Raymond V. Thomas
                                            Vice President, Finance &
                                            Administration and Chief Financial
                                            Officer

                                            (for Registrant as duly authorized
                                            officer and as Principal Financial
                                            Officer)

                                  EXHIBIT INDEX



         Exhibits
         --------
         27.01                Financial Data Schedule