Form 10-Q
period 1999-06-30
HNC SOFTWARE INC/DE
filed 1999-08-16
CIK 945093

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                           5935 CORNERSTONE COURT WEST
                               SAN DIEGO, CA 92121
          (Address of principal executive offices, including zip code)
                                 (619) 546-8877
              (Registrant's telephone number, including area code)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES [X] NO [ ]

AS OF JULY 30, 1999 THERE WERE 24,183,571 SHARES OF REGISTRANT'S COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING.


================================================================================

                                  INDEX LISTING

--------------------------------------------------------------------------------


                                                                                  Page
                                                                                 Number
                                                                                 ------
PART I         FINANCIAL INFORMATION

Item 1:        FINANCIAL STATEMENTS

               Consolidated Balance Sheet at June 30, 1999 (unaudited)
                  and December 31, 1998                                             3

               Consolidated Statement of Income (unaudited) for the three
                  and six months ended June 30, 1999 and 1998                       4

               Consolidated Statement of Cash Flows (unaudited) for
                  the six months ended June 30, 1999 and 1998                       5

               Consolidated Statement of Changes in Stockholders' Equity
                  and Comprehensive Income (unaudited) for the six
                  months ended June 30, 1999                                        6

               Notes To Consolidated Financial Statements (unaudited)               7

Item 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                 12

Item 3:        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          27


PART II        OTHER INFORMATION

Item 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 28

Item 6:        EXHIBITS AND REPORT ON FORM 8-K                                     30

Signatures                                                                         31

Exhibit Index                                                                      32

PART  I  -  FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1:    FINANCIAL STATEMENTS

                                HNC SOFTWARE INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)

                                     ASSETS


                                                                   JUNE 30,   DECEMBER 31,
                                                                    1999         1998
                                                                 -----------  -----------
                                                                 (unaudited)
Current assets:
  Cash and cash equivalents                                      $    24,406  $    54,267
  Investments available for sale                                      18,307       41,095
  Accounts receivable, net                                            62,059       58,078
  Current portion of deferred
     income taxes                                                     10,163       10,163
  Other current assets                                                 4,923        5,459
                                                                 -----------  -----------
    Total current assets                                             119,858      169,062
Property and equipment, net                                           20,769       14,495
Deferred income taxes, less current
  portion                                                             10,495       12,829
Long-term investments available for
  sale                                                                56,315       57,978
Intangible assets, net                                                21,555       25,103
Other assets                                                          15,015        4,447
                                                                 -----------  -----------
                                                                 $   244,007  $   283,914
                                                                 ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $     7,174  $     4,226
  Accrued liabilities                                                 13,917       16,123
  Deferred revenue                                                     9,996        9,427
  Other current liabilities                                               17           78
                                                                 -----------  -----------
    Total current liabilities                                         31,104       29,854
Convertible Subordinated Notes                                       100,000      100,000
Other non-current liabilities                                             96        1,039

Stockholders' equity:
  Preferred stock, $0.001 par value - 4,000 shares authorized:
    no shares issued or outstanding                                       --           --
  Common stock, $0.001 par value - 50,000 shares authorized:
    24,064 and 25,894 shares issued and outstanding,
    respectively                                                          24           26
  Paid-in capital                                                    140,023      134,674
  Retained earnings                                                   23,950       18,481
  Accumulated other comprehensive loss                                  (809)        (160)
  Common stock in treasury, at cost -
     2,266 shares                                                    (50,381)          --
                                                                 -----------  -----------
    Total stockholders' equity                                       112,807      153,021
                                                                 -----------  -----------
                                                                 $   244,007  $   283,914
                                                                 ===========  ===========


          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                                THREE MONTHS ENDED          SIX MONTHS ENDED ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                            --------------------------    -------------------------
                                                               1999           1998           1999          1998
                                                            -----------    -----------    -----------   -----------
Revenues:
    License and maintenance                                 $    41,336    $    33,796    $    77,807   $    60,678
    Services and other                                           14,597          9,345         27,315        17,544
                                                            -----------    -----------    -----------   -----------
      Total revenues                                             55,933         43,141        105,122        78,222
                                                            -----------    -----------    -----------   -----------

Operating expenses:
    License and maintenance                                      10,122          8,175         20,839        14,147
    Services and other                                           10,327          6,886         18,984        11,658
    Research and development                                     11,608          7,605         21,128        14,466
    Sales and marketing                                          10,763          8,807         20,541        16,448
    General and administrative                                    5,063          3,674          9,643         7,005
    In-process research and development                              --          4,340             --         6,090
    Acquisition related amortization                              2,056            806          4,308           806
                                                            -----------    -----------    -----------   -----------
      Total operating expenses                                   49,939         40,293         95,443        70,620

Operating income                                                  5,994          2,848          9,679         7,602

Other (loss) income, net                                            (17)           641            286         1,042
Minority interest in income of consolidated subsidiary               --            (38)            --           (60)
                                                            -----------    -----------    -----------   -----------
      Income before income tax provision                          5,977          3,451          9,965         8,584
Income tax provision                                              2,632          2,943          4,496         5,689
                                                            -----------    -----------    -----------   -----------
         Netincome                                          $     3,345    $       508    $     5,469   $     2,895
                                                            ===========    ===========    ===========   ===========

Earnings per share:
    Basic net income per common share                       $      0.14    $      0.02    $      0.22   $      0.12
                                                            ===========    ===========    ===========   ===========
    Diluted net income per common share                     $      0.13    $      0.02    $      0.21   $      0.11
                                                            ===========    ===========    ===========   ===========


Shares used in computing basic net income per common
  share                                                          24,498         25,290         25,078        24,987
                                                            ===========    ===========    ===========   ===========

Shares used in computing diluted net income per common
  share                                                          25,000         26,689         25,706        26,436
                                                            ===========    ===========    ===========   ===========


          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                           SIX MONTHS ENDED JUNE 30,
                                                                          ---------------------------
                                                                             1999            1998
                                                                          -----------     -----------
Cash flows from operating activities:
   Net income                                                             $     5,469     $     2,895
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                             8,571           4,035
      Purchased research and development                                           --           6,090
      Tax benefit from stock option transactions                                  777           2,958
      Loss on disposal of property and equipment                                  141              --
      Changes in assets and liabilities:
         Accounts receivable, net                                              (3,981)         (8,573)
         Other assets                                                           1,379            (991)
         Deferred income taxes                                                  2,334           4,229
         Accounts payable                                                       2,948            (317)
         Accrued liabilities                                                   (2,206)          2,502
         Deferred revenue                                                         569             203
         Other liabilities                                                         67            (217)
                                                                          -----------     -----------
           Net cash provided by operating activities                           16,068          12,814
                                                                          -----------     -----------

Cash flows from investing activities:
   Purchases of investments                                                   (44,109)        (99,030)
   Maturities of investments                                                   26,092          17,504
   Proceeds from sale of investments                                           42,170           4,000
   Investments in unconsolidated subsidiaries                                 (11,720)             --
   Cash purchased in business acquisitions                                         --             649
   Acquisitions, net of cash acquired                                              --          (6,250)
   Acquisitions of property and equipment                                     (10,339)         (3,399)
   Proceeds from sale of property and equipment                                   184              --
                                                                          -----------     -----------
           Net cash provided by (used in) investing activities                  2,278         (86,526)
                                                                          -----------     -----------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                                   2,666           4,900
   Purchase of treasury stock                                                 (50,381)             --
   Proceeds from issuance of Convertible Subordinated Notes                        --         100,000
   Debt issuance costs                                                             --          (2,933)
   Repayment of bank line of credit                                                --            (770)
   Repayment of capital lease obligations                                         (60)           (105)
                                                                          -----------     -----------
           Net cash (used in) provided by financing activities                (47,775)        101,092
                                                                          -----------     -----------

Effect of exchange rate changes on cash                                          (432)              2
                                                                          -----------     -----------
Net (decrease) increase in cash and cash equivalents                          (29,861)         27,382
Cash and cash equivalents at the beginning of the period                       54,267          18,068
                                                                          -----------     -----------

Cash and cash equivalents at the end of the period                        $    24,406     $    45,450
                                                                          ===========     ===========

Supplemental cash flow disclosure:
   Assets assumed in acquisitions of Retek Logistics, FTI, and ATACS      $        --     $    32,711
                                                                          ===========     ===========
   Liabilities assumed in acquisitions of Retek Logistics, FTI, and
     ATACS                                                                $        --     $     7,297
                                                                          ===========     ===========


          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)


                                                                                                             ACCUMULATED
                                                                                                                OTHER
                                                 COMMON STOCK              PAID-IN          DEFERRED        COMPREHENSIVE
                                           SHARES             AMOUNT       CAPITAL        COMPENSATION          LOSS
                                         -----------       -----------   -----------      -----------       -------------
BALANCE AT DECEMBER 31, 1998                  25,894       $        26   $   137,182      $    (2,508)       $      (160)
Common stock options exercised                   337                           1,336
Common stock issued under
  Employee Stock Purchase Plan                    54                           1,332
Tax benefit from stock option
  transactions                                                                   777
Treasury stock                                (2,266)               (2)
Unearned stock compensation
  expense amortization                                                                            893
Additional shares issued to Retek
  Logistics stockholders                          45                           1,011
Unrealized loss on investments                                                                                      (217)
Foreign currency translation
 adjustment                                                                                                         (432)
Net income
                                         -----------       -----------   -----------      -----------        -----------
BALANCE AT JUNE 30, 1999                      24,064       $        24   $   141,638      $    (1,615)       $      (809)
                                         ===========       ===========   ===========      ===========        ===========



                                                                                TOTAL
                                           RETAINED          TREASURY         STOCKHOLDERS'     COMPREHENSIVE
                                           EARNINGS           STOCK              EQUITY            INCOME
                                         -----------       -----------        ------------     --------------
BALANCE AT DECEMBER 31, 1998             $    18,481                           $   153,021
Common stock options exercised                                                       1,336
Common stock issued under
  Employee Stock Purchase Plan                                                       1,332
Tax benefit from stock option
  transactions                                                                         777
Treasury stock                                             $   (50,381)            (50,383)
Unearned stock compensation
  expense Amortization                                                                 893
Additional shares issued to Retek
        Logistics Stockholders                                                       1,011
Unrealized gain on investments                                                        (217)      $      (217)
Foreign currency translation
 adjustment                                                                           (432)             (432)
Net income                                     5,469                                 5,469             5,469
                                         -----------       -----------         -----------       -----------
BALANCE AT JUNE 30, 1999                 $    23,950       $   (50,381)        $   112,807       $     4,820
                                         ===========       ===========         ===========       ===========


           See accompanying notes to consolidated financial statements

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 GENERAL

        In management's opinion, the accompanying unaudited consolidated financial statements for HNC Software Inc. (the "Company") for the three and six month periods ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except the December 31, 1998 balance sheet. This Report and the accompanying unaudited and audited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Annual Report"). Footnotes which would substantially duplicate the disclosures in the Company's audited financial statements for the fiscal year ended December 31, 1998 contained in the 1998 Annual Report have been omitted. The interim financial information contained in this Report is not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year ending December 31, 1999.


NOTE 2 BASIS OF PRESENTATION

        The acquisition of Retek Logistics Inc. ("Retek Logistics"), formerly Practical Control Systems Technologies, Inc., was completed on March 31, 1998 and accounted for as a purchase as of the acquisition date. The acquisition of Financial Technology, Inc. ("FTI") was completed on April 7, 1998 and accounted for as a purchase as of the acquisition date. In addition, the acquisition of the Advanced Telecommunications Abuse Control System ("ATACS") product line of Bedford Associates, Inc., which is a wholly owned subsidiary of British Airways plc, was completed on June 11, 1998 and accounted for as a purchase as of that date. In connection with the acquisitions of Retek Logistics, FTI and ATACS, acquired in-process research and development of $1.8 million, $3.0 million and $1.3 million, respectively, was charged to operations at the acquisition dates.


NOTE 3 INVESTMENTS

        Investments in corporate entities with less than 20% voting interest are generally accounted for under the cost method. On March 18, 1999, the Company made a minority equity investment in AIM Solutions, Inc. ("AIM"), a company which provides marketing process automation, campaign execution software, and client-to-vendor data management to direct marketers of enhancement services. The Company's total investment in AIM was $750,000. On March 31, 1999, the Company made a minority equity investment in Qpass Inc. ("Qpass"), a web-wide transaction and customer service network enabling commerce in digital goods and services. The Company's total investment in Qpass was $2.0 million. On April 16, 1999, the Company acquired a minority equity investment in Open Solutions Inc. ("OSI"), a developer of client/server core data processing solutions for community banks and credit unions. The Company's total investment in OSI was $6.0 million. On June 1, 1999, the Company acquired a minority equity investment in ShopNow.com ("ShopNow"), an e-commerce company. Through its full suite of e-commerce solutions, ShopNow helps customers and merchants safely and easily buy and sell merchandise online. The Company's total investment in ShopNow was $3.0 million. These investments are all being accounted for under the cost method.


NOTE 4 RECONCILIATION OF NET INCOME AND SHARES USED IN PER SHARE COMPUTATIONS


                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        JUNE 30,                    JUNE 30,
                                              --------------------------    --------------------------
                                                  1999           1998           1999          1998
                                              -----------    -----------    -----------    -----------
                                                     (in thousands)               (in thousands)
NET INCOME USED:
Net income used in computing
     basic and diluted net income
     per common share                         $     3,345    $       508    $     5,469    $     2,895
                                              ===========    ===========    ===========    ===========

SHARES USED:
Shares used in computing basic net
     income per common share                       24,498         25,290         25,078         24,987

Weighted average options to purchase
     common stock as determined by
     application of the treasury stock
     method                                           450          1,304            576          1,354

Purchase Plan common stock
     equivalents                                       52             95             52             95
                                              -----------    -----------    -----------    -----------

Shares used in computing diluted net
     income per common share                       25,000         26,689         25,706         26,436
                                              ===========    ===========    ===========    ===========


        The conversion of the Company's 4.75% convertible subordinated notes for the three and six month periods ended June 30, 1999 of 2,230,000 shares and the three and six month periods ended June 30, 1998 of 2,230,000 and 1,319,000 shares, respectively, were not used to calculate diluted net income per share as their effect would be anti-dilutive.


NOTE 5 TREASURY STOCK

        During February 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in February 1999. The program authorized the Company to purchase up to 700,000 of common shares from time to time for cash at market prices in open market, negotiated or block transactions. In April 1999, the Board of Directors authorized the Company to repurchase up to an additional 10% of its outstanding common shares under certain conditions from time to time for cash at market prices in open market, negotiated or block transactions. The Company purchased 2,266,100 shares of common stock in the first six months of 1999 at an average cost of $22.23 per share. The purpose of the stock repurchase programs is to help cover the Company's annual "evergreen" stock option grants, which provide continued incentives to the Company's employees, and to further fund a reserve of shares for future employee stock options grants.


NOTE 6 INCOME TAX PROVISION

        The 1998 income tax provision includes the tax effects of the non-deductible, one-time write-offs of in-process research and development related to the purchases of Retek Logistics, FTI and ATACS. The 1999 income tax provision includes the tax effects of non-deductible acquisition related amortization expense.


NOTE 7 SEGMENT INFORMATION

        The Company's reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's major segments are as follows: the Financial Solutions Group ("FSG"), the Insurance Solutions Group ("ISG") and the Retail Solutions Group ("RSG"). FSG's predictive customer relationship management applications analyze data to retrieve the relationship intelligence that financial institutions use to manage customer accounts. These solutions can be used to segment customer profiles to perform one-to-one marketing, maximize profitability, and manage risks such as fraud, bankruptcy, and delinquency. The ISG segment provides a medical bill repricing system for workers' compensation and auto liability and a suite of predictive technology-based products for maximized management of claims throughout their lifecycle. Designed to analyze large volumes of highly complex data efficiently, these solutions automate and improve insurance claim and healthcare management decision-making. The RSG segment offers a suite of enterprise-wide retail management solutions, which assimilate information from a variety of sources to provide retailers with the ability to predict the ever-changing behaviors of customers and to manage their warehouse, inventory and supply chain processes. This includes increasing the efficiency and reducing the costs of how retailers handle, track and optimize the global flow of merchandise from the vendor through the warehouse, to the stores, and finally on to customers. The remaining segments of HNC's business operations, reflected in the "Other" category, develop, market and support predictive software solutions for the Internet and telecommunication service industries and provide research and development for United States government contracts.

        The Company is organized on the basis of products and services. The segments are strategic business units that offer different products and services. The table below presents information about the reported revenues and operating income of each segment, excluding all amortization and acquisition related expenses, for the three and six months ended June 30, 1999 and 1998 (in thousands):


                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                JUNE 30,                         JUNE 30,
                                      ---------------------------      ---------------------------
                                          1999            1998             1999            1998
                                      -----------     -----------      -----------     -----------
Segment revenue:
   FSG                                $    16,357     $    13,828      $    30,556     $    24,572
   RSG                                     21,043          15,358           37,689          26,499
   ISG                                     14,838          11,279           28,487          22,409
   Other                                    3,695           2,976            8,390           5,342
   Intersegment elimination                    --            (300)              --            (600)
                                      -----------     -----------      -----------     -----------
    Total consolidated revenue        $    55,933     $    43,141      $   105,122     $    78,222
                                      ===========     ===========      ===========     ===========


                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          JUNE 30,                          JUNE 30,
                                                ----------------------------      ----------------------------
                                                    1999             1998             1999             1998
                                                -----------      -----------      -----------      -----------
Segment operating income (loss):
   FSG                                          $     3,212      $     2,976      $     5,364      $     4,997
   RSG                                                3,233            3,266            6,309            5,376
   ISG                                                2,721            1,737            3,426            4,019
   Other                                             (1,116)             443           (1,112)             779
                                                -----------      -----------      -----------      -----------
    Total segment operating income                    8,050            8,422           13,987           15,171
                                                -----------      -----------      -----------      -----------
   Acquisition expense                                   --             (428)              --             (673)
   In-process research and development                   --           (4,340)              --           (6,090)
   Acquisition related amortization                  (2,056)            (806)          (4,308)            (806)
                                                -----------      -----------      -----------      -----------
    Consolidated operating income                     5,994            2,848            9,679            7,602
                                                -----------      -----------      -----------      -----------
   Other (loss) income, net                             (17)             641              286            1,042
   Minority interest in income of
     consolidated subsidiary                             --              (38)              --              (60)
                                                -----------      -----------      -----------      -----------
      Income before income tax provision        $     5,977      $     3,451      $     9,965      $     8,584
                                                ===========      ===========      ===========      ===========


        Specified items included in segment operating income:


                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        JUNE 30,                    JUNE 30,
                                               -------------------------   -------------------------
                                                   1999          1998          1999          1998
                                               -----------   -----------   -----------   -----------
Segment depreciation expense:
   FSG                                         $       627   $       639   $     1,246   $     1,238
   RSG                                                 552           309           992           547
   ISG                                                 467           359           971           708
   Other                                               281           159           530           314
                                               -----------   -----------   -----------   -----------
     Total segment depreciation expense        $     1,927   $     1,466   $     3,739   $     2,807
                                               ===========   ===========   ===========   ===========

        The table below presents information about the reported assets of the Company at June 30, 1999 and 1998.


                                                JUNE 30,
                                     -----------------------------
                                         1999              1998
                                     -----------       -----------
Total segment assets:
  FSG                                $    38,236       $    39,519
  RSG                                     34,980            31,951
  ISG                                     27,174            18,379
  Other                                   13,510            15,403
                                     -----------       -----------
    Total segment assets                 113,900           105,252
                                     -----------       -----------
  Corporate                              154,432           216,682
  Eliminations                           (24,325)          (59,177)
                                     -----------       -----------
    Total consolidated assets        $   244,007       $   262,757
                                     ===========       ===========


        Corporate assets are primarily comprised of cash, short-term and long-term investments available for sale, deferred tax assets and intersegment receivables. Eliminations primarily relate to intersegment receivables.

        The following represents capital expenditures by segment for the three and six months ended June 30, 1999 and 1998:


                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                JUNE 30,                     JUNE 30,
                                       --------------------------    --------------------------
                                          1999           1998           1999           1998
                                       -----------    -----------    -----------    -----------
Segment capital expenditures:
   FSG                                 $     1,799    $       623    $     2,967    $     1,308
   RSG                                         828            374          2,755          1,106
   ISG                                         923            581          3,277            891
   Other                                       869             43          1,340             94
                                       -----------    -----------    -----------    -----------
     Total capital expenditures        $     4,419    $     1,621    $    10,339    $     3,399
                                       ===========    ===========    ===========    ===========


        The following is revenue by geographic area for the three and six months ended June 30, 1999 and 1998 and long-lived asset information by geographic area at June 30, 1999:


                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                             JUNE 30,                        JUNE 30,
                                   ---------------------------     ---------------------------
                                       1999            1998            1999            1998
                                   -----------     -----------     -----------     -----------
Revenue by geographic area:
  United States                    $    43,623     $    33,217     $    78,510     $    56,232
  Foreign                               12,310           9,924          26,612          21,990
                                   -----------     -----------     -----------     -----------
    Total revenue                  $    55,933     $    43,141     $   105,122     $    78,222
                                   ===========     ===========     ===========     ===========


                                                      JUNE 30,
                                             --------------------------
                                                 1999           1998
                                             -----------    -----------
Long-lived assets by geographic area:
  United States                              $    45,482    $    39,940
  Foreign                                            137            312
                                             -----------    -----------
    Total long-lived assets                  $    45,619    $    40,252
                                             ===========    ===========


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

                                HNC SOFTWARE INC.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS:  NO ASSURANCES INTENDED

        This Report (including the following section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, international sales, expense levels, possible changes in legislation, year 2000 matters, the assumptions used in valuing in-process research and development, the Company's capital needs and other statements regarding matters that are not historical are forward-looking statements.

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


POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

        The Company's revenues and operating results have varied significantly in the past and may do so in the future. Factors affecting the Company's revenues and operating results include: market acceptance of the Company's products; the relatively large size and small number of customer orders that may be received during a given period; the timing of customer orders; customer cancellation of long-term contracts that yield recurring revenues or customers' ceasing their use of the Company's products for which the Company's fees are usage based; the length of the sales cycle of the Company's products; the Company's ability to develop, introduce and market new products and product enhancements; competitive conditions in the industries served by the Company; the timing of new product announcements and introductions by the Company and its competitors; changes in the mix of the Company's distribution channels; changes in the level of the Company's operating expenses; the Company's ability to achieve progress on percentage-of-completion contracts; the Company's ability to complete certain pilot installations within the contracted fee budget; potential changes in the Company's relationships with, and strategies for, its business segments; competitive conditions in the industry; domestic and international economic conditions; market conditions in the Company's targeted markets and costs of any pending litigation. In addition, license agreements entered into during a quarter may not meet HNC's revenue recognition criteria. Therefore, even if the Company meets or exceeds its forecast of aggregate licensing and other contracting activity, it is possible that the Company's revenues would not meet expectations. Furthermore, the Company's operating results may be affected by factors unique to certain of its product lines. For example, the Company derives a substantial and increasing portion of its revenues from its retail products, which are generally priced as "perpetual" license transactions in which the Company receives a one-time license fee. The Company recognizes these fees as revenue upon delivery of the software and acceptance by the customer. Thus, failure to complete a perpetual license transaction during a fiscal quarter would preclude the Company from recognizing revenue from that transaction in that quarter, and thus would have a disproportionate adverse impact on the Company's operating results for that quarter.

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


RESULTS OF OPERATIONS

        The Company develops, markets and supports predictive software solutions for leading service industries, including financial, insurance and retail. These predictive software solutions employ proprietary neural-network predictive decision engines, profiles, traditional statistical modeling, business models, expert rules and context vectors to convert existing data and business experiences into meaningful recommendations and actions. The Company's major segments are as follows: the Financial Solutions Group ("FSG"), the Insurance Solutions Group ("ISG") and the Retail Solutions Group ("RSG"). FSG's predictive customer relationship management applications analyze data to retrieve the relationship intelligence that financial institutions use to manage customer accounts. These solutions can be used to segment customer profiles to perform one-to-one marketing, maximize profitability, and manage risks such as fraud, bankruptcy, and delinquency. The ISG segment provides a medical bill repricing system for workers' compensation and auto liability and a suite of predictive technology-based products for maximized management of claims throughout their lifecycle. Designed to analyze large volumes of highly complex data efficiently, these solutions automate and improve insurance claim and healthcare management decision-making. The RSG segment offers a suite of enterprise-wide retail management solutions, which assimilate information from a variety of sources to provide retailers with the ability to predict the ever-changing behaviors of customers and to manage their warehouse, inventory and supply chain processes. This includes increasing the efficiency and reducing the costs of how retailers handle, track and optimize the global flow of merchandise from the vendor through the warehouse, to the stores, and finally on to customers. The remaining segments of HNC's business operations develop, market and support predictive software solutions for the Internet and telecommunication service industries.

        The Company's revenues are comprised of license and maintenance revenues, and services and other revenues. The Company's revenues for the three months ended June 30, 1999 were $55.9 million, an increase of 29.7% over revenues of $43.1 million for the same period in the prior year. The Company's revenues for the six months ended June 30, 1999 were $105.1 million, an increase of 34.4% over revenues of $78.2 million for the same period in the prior year.

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

        License and maintenance revenues were $41.3 million for the quarter ended June 30, 1999, an increase of 22.3% from $33.8 million for the comparable quarter in 1998. License and maintenance revenues were $77.8 million for the six months ended June 30, 1999, an increase of 28.2% from $60.7 million for the comparable period in 1998. License and maintenance revenues from the retail solutions segment were $15.7 million for the quarter ended June 30, 1999, an increase of 30.5% from $12.0 million for the comparable quarter in 1998. License and maintenance revenues from the retail solutions segment were $27.3 million for the six months ended June 30, 1999, an increase of 29.9% from $21.0 million for the comparable period in 1998. The increase in the retail solutions segment was attributable to an increase in sales of the Retek suite of products, primarily the Retail Merchandising System. License and maintenance revenues from the insurance solutions segment were $12.1 million for the quarter ended June 30, 1999, an increase of 33.9% from $9.0 million for the comparable quarter in 1998. License and maintenance revenues from the insurance solutions segment were $24.0 million for the six months ended June 30, 1999, an increase of 33.1% from $18.0 million for the comparable period in 1998. The increase in the insurance solutions segment was primarily a result of an increase in revenues derived by the COMPADVISOR (formerly CRLink) product. License and maintenance revenues from the financial solutions segment were $11.0 million for the quarter ended June 30, 1999, a decrease of 2.0% from $11.2 million for the comparable quarter in 1998. The decrease in the financial solutions segment for this period was attributable to decreases in license revenue from ProfitVision, an FTI product, the Capstone product, and AREAS (for which the Company entered into a two year service agreement and a three year sale/license agreement with TransAmerica Intellitech). This decrease was offset by increases in license and maintenance revenue from the Falcon and ProfitMax product lines. License and maintenance revenues from the financial solutions segment were $20.7 million for the six months ended June 30, 1999, an increase of 8.2% from $19.1 million for the comparable period in 1998. The increase in the financial solutions segment for this period was attributable to increases in license and maintenance revenue from the Falcon and ProfitMax product lines, offset by a decrease in license revenue from AREAS.

        SERVICES AND OTHER REVENUES. Services and other revenues are comprised of installation and implementation revenues, service bureau operations revenues and revenues which are derived from consulting contracts, new product development contracts with commercial customers and, to a lesser extent, research and development contracts with the United States government. Revenues from installation and implementation services and contract services are generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Service bureau revenues are derived from the Company's service bureau operations, which provide COMPADVISOR's insurance claims review functionality to customers that do not wish to obtain a license. These customers use this service until they can implement their own internal COMPADVISOR operation or use this service when their volumes peak to high levels. Service bureau customers typically subscribe for services under month-to-month agreements and service bureau fees are recognized as revenue when the processing services are performed.

        Services and other revenues were $14.6 million for the quarter ended June 30, 1999, an increase of 56.2% from $9.3 million for the comparable quarter in 1998. Services and other revenues were $27.3 million for the six months ended June 30, 1999, an increase of 55.7% from $17.5 million for the comparable period in 1998. Services and other revenues from the retail solutions segment were $5.4 million for the quarter ended June 30, 1999, an increase of 60.6% from $3.4 million for the comparable quarter in 1998. Services and other revenues from the retail solutions segment were $10.4 million for the six months ended June 30, 1999, an increase of 89.9% from $5.5 million for the comparable period in 1998. This increase was due to an increase in consulting contracts with commercial customers as a result of an expanding customer base and an increase in the range of services offered. Services and other revenues from the financial solutions segment were $5.4 million for the quarter ended June 30, 1999, an increase of 104.2% from $2.6 million for the comparable quarter in 1998. Services and other revenue from the financial solutions segment were $9.9 million for the six months ended June 30, 1999, an increase of 81.2% from $5.4 million for the comparable period in 1998. This increase was attributable to an increase in implementations of the Capstone product, and to a lesser extent, installations of the Falcon suite of products, offset in part by a decrease in installations of the ProfitMax suite of products. Services and other revenues from the insurance solutions segment were $2.7 million for the quarter ended June 30, 1999, an increase of 22.3% from $2.2 million for the comparable quarter in 1998. This increase was primarily attributable to service bureau revenue generated from a significant new customer to the insurance solutions segment, who began using COMPADVISOR in March 1999, and to increased consulting revenues, offset in part by the loss of a service bureau customer during the first quarter of 1999 due to industry consolidation. Services and other revenues from the insurance solutions segment were $4.5 million for the six months ended June 30, 1999, an increase of 2.5% from $4.4 million for the comparable period in 1998.

        LICENSE AND MAINTENANCE GROSS MARGIN. License and maintenance costs primarily represent the Company's expenses for personnel engaged in customer support, travel to customer sites and preparation of documentation materials. The Company's gross margin on license and maintenance revenues was 75.5% for the second quarter of 1999 and 75.8% for the second quarter of 1998. The Company's gross margin on license and maintenance revenues was 73.2% for the first six months of 1999 and 76.7% for the first six months of 1998.

        License and maintenance gross margin from the retail solutions segment was 88.2% for the second quarter of 1999 and 86.7% for the second quarter of 1998. The increase was attributable to license revenue from the Retail Merchandising System growing faster than associated costs. License and maintenance gross margin from the retail solutions segment was 88.1% for the first six months of 1999 and 89.4% for the first six months of 1998. The primary reason for the decrease in gross margin from the retail solutions segment was an increase in staffing and associated costs in client services to support the increased volume of business, offset in part by the increased revenue from the Retail Merchandising System. License and maintenance gross margin from the insurance solutions segment was 50.2% for the second quarter of 1999 and 54.9% for the second quarter of 1998. License and maintenance gross margin from the insurance solutions segment was 45.3% for the first six months of 1999 and 57.2% for the first six months of 1998. The decrease was attributable to the COMPADVISOR and AUTOADVISOR products' Preferred Provider Organization bill repricing expenses, such as network access fees, increasing at greater rate than revenue, due to increasingly competitive conditions. The decrease was also attributable, to a lesser extent, to an increase in the percentage of revenue from Preferred Provider Organization bill repricing, which typically has lower margins than the overall bill review business. License and maintenance gross margin from the financial solutions segment was 83.0% for the second quarter of 1999 and 79.2% for the second quarter of 1998. License and maintenance gross margin from the financial solutions segment was 81.9% for the first six months of 1999 and 80.7% for the first six months of 1998. The increase in gross margin from the financial solutions segment was the result of recurring license and maintenance revenues growing faster than the associated costs to maintain this revenue stream.

        SERVICES AND OTHER GROSS MARGIN. Services and other expenses consist of personnel and other expenses associated with providing installation and implementation services and performing development, consulting, and research and development contracts and the costs associated with the service bureau operations. The Company's gross margin on services and other revenues was 29.3% for the second quarter of 1999 and 26.3% for the second quarter of 1998. The Company's gross margin on services and other revenues was 30.5% for the first six months of 1999 and 33.6% for the first six months of 1998.

        Services and other gross margin from the retail solutions segment was 15.0% for the second quarter of 1999 and 23.4% for the second quarter of 1998. This decrease was attributable to significant increases in services staff to meet the customer demand for services work, as well as increased costs related to the custom development projects. Services and other gross margin from the retail solutions segment was 28.1% for the first six months of 1999 and 29.5% for the first six months of 1998. This decrease was attributable primarily to significant increases in services staff to meet the customer demand for services work during the second quarter of 1999, offset in part by decreased subcontracted labor during the first quarter of 1999. Services and other gross margin from the financial solutions segment was 38.9% for the second quarter of 1999 and 22.3% for the second quarter of 1998. Services and other gross margin from the financial solutions segment was 36.3% for the first six months of 1999 and 29.5% for the first six months of 1998. The increase in the margins was the result of a change in the pricing of services for the Capstone product from primarily fixed fee to time and materials pricing, as well as an increase in the number of Falcon installations, which typically yield higher margins. Services and other gross margin from the insurance solutions segment was 35.3% for the second quarter of 1999 and 37.2% for the second quarter of 1998. Services and other gross margin from the insurance solutions segment was 20.8% for the first six months of 1999 and 42.8% for the first six months of 1998. The decrease in the gross margins was the result of the loss of one of the insurance solutions segment's service bureau customers during the first quarter of 1999 due to industry consolidation and the continuation of employee staffing at the prior quarter's levels. Gross margin improved for the insurance solutions segment in the second quarter of 1999 due to revenue from a new service bureau customer, who began using COMPADVISOR in March 1999, but were lower than second quarter 1998 due primarily to increased service bureau staffing.

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and other personnel-related expenses, subcontracted development services, depreciation for development equipment and supplies. Research and development expenses in the second quarter of 1999 were $11.6 million or 20.8% of total revenues compared to $7.6 million or 17.6% of total revenues in the second quarter of the prior year. Research and development expenses in the first six months of 1999 were $21.1 million or 20.1% of total revenues compared to $14.5 million or 18.5% of total revenues in the first six months of 1998.

        The retail solutions segment accounted for approximately $5.5 million and $2.8 million during the quarters ended June 30, 1999 and 1998, respectively, and accounted for approximately $9.7 million and $5.4 million of research and development expenses during the six months ended June 30, 1999 and 1998, respectively. The financial solutions segment accounted for approximately $3.0 million and $2.5 million during the quarters ended June 30, 1999 and 1998, respectively, and accounted for approximately $5.6 million and $4.8 million of research and development expenses during the six months ended June 30, 1999 and 1998, respectively. The insurance solutions segment accounted for approximately $1.9 million and $1.7 million during the quarters ended June 30, 1999 and 1998, respectively, and accounted for approximately $3.7 million and $3.2 million of research and development during the six months ended June 30, 1999 and 1998, respectively. The increase in these expenses in absolute dollars was due primarily to increases in staffing and related costs to support increased product development activities, including product enhancements and the development of new products in the retail solutions segment and, to a lesser extent, product enhancements in the financial solutions and insurance solutions segments.

        Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is not established until completion of a working model. Costs incurred by the Company between completion of the working model and the point at which a product is ready for general release have been insignificant. As a result, no significant software development costs were capitalized through June 30, 1999. The Company anticipates that research and development expenses will increase in dollar amount and could increase as a percentage of total revenues for the foreseeable future.

        SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel, entertainment and promotional expenses. Sales and marketing expenses were $10.8 million or 19.2% of total revenues in the second quarter of 1999 compared to $8.8 million or 20.4% of total revenues in the second quarter of 1998. Sales and marketing expenses were $20.5 million or 19.5% of total revenues in the first six months of 1999 compared to $16.4 million or 21.0% of total revenues in the first six months of 1998. The retail solutions segment accounted for approximately $4.6 million and $3.6 million of sales and marketing expenses during the quarters ended June 30, 1999 and 1998, respectively, and accounted for approximately $8.4 million and $6.9 million during the six months ended June 30, 1999 and 1998, respectively. The financial solutions segment accounted for approximately $3.6 million and $3.2 million of sales and marketing expenses during the quarters ended June 30, 1999 and 1998, respectively, and accounted for approximately $7.0 million and $5.7 million during the six months ended June 30, 1999 and 1998, respectively. The insurance solutions segment accounted for approximately $1.0 million and $1.3 million of sales and marketing expenses during the quarters ended June 30, 1999 and 1998, respectively, and accounted for approximately $2.0 million and $2.6 million during the six months ended June 30, 1999 and 1998, respectively.

        The increases in sales and marketing expenses were due primarily to increases in staffing related to the retail solutions and financial solutions segments' expansion of their direct sales and marketing staffs. Contributing to the increases were increased expenses for trade shows, advertising, corporate marketing programs and other expenses to support the recently acquired businesses. The decrease in sales and marketing expenses in the insurance solutions segment was attributable to downsizing the sales and marketing staff late in the second quarter of 1998 due to the merger of the segment's two insurance business units. The Company expects sales and marketing expenses (including the insurance segment's sales and marketing expenses) to continue to increase for the foreseeable future. Such expenses could also increase as a percentage of total revenues as the Company invests in marketing for its Internet solutions business and continues to develop a direct sales force in Europe and other international markets, expand its domestic sales and marketing organizations and increase the breadth of its product lines.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel costs for finance, contract administration, human resources and general management, as well as acquisition, insurance and professional services expenses. General and administrative expenses were $5.1 million or 9.1% of total revenues in the second quarter of 1999, compared to $3.7 million or 8.5% of total revenues in the second quarter of the prior year. Included in general and administrative expenses were acquisition costs of $428,000 for the three month period ended June 30, 1998. General and administrative expenses were $9.6 million or 9.2% of total revenues in the first six months of 1999 compared to $7.0 million or 9.0% of total revenues in the first six months of 1998. Included in general and administrative expenses were acquisition costs of $673,000 for the six-month period ended June 30, 1998.

        Excluding acquisition costs, the financial solutions segment accounted for approximately $1.3 million and $840,000 of general and administrative expenses during the quarters ended June 30, 1999 and 1998, respectively, and accounted for approximately $2.6 million and $1.6 million during the first six months of 1999 and 1998, respectively. Excluding acquisition costs, the retail solutions segment accounted for approximately $1.4 million and $1.2 million of general and administrative expenses during the quarters ended June 30, 1999 and 1998, respectively, accounted for approximately $2.6 million and $2.1 million during the first six months of 1999 and 1998, respectively. Excluding acquisition costs, the insurance solutions segment accounted for approximately $1.4 million and $1.1 million of general and administrative expenses during the quarters ended June 30, 1999 and 1998, respectively, and accounted for approximately $2.7 million and $2.2 million during the first six months of 1999 and 1998, respectively. The increase in absolute dollars was due primarily to increased staffing and related expenses to support higher levels of sales and development activity across the Company resulting in part from the Company's recent acquisitions. Contributing to the increase were legal costs incurred in defending the Company from the complaint filed by Nestor in November 1998. The Company believes the complaint is without merit and that the Company has good and valid defenses to Nestor's claims. The Company intends to continue to defend the action vigorously.

        IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES. In-process research and development expenses were $4.3 million or 10.1% of total revenues in the second quarter of 1998 and $6.1 million or 7.8% of total revenues in the first six months of 1998. These one-time write-offs were related to the acquisitions of Retek Logistics and FTI and the asset purchase of ATACS.

                Retek Logistics Inc. Retek Logistics is a supplier of fully integrated distribution center management software products that address the distribution needs of the retail, wholesale and manufacturing industries. Retek Logistics' products may be classified into two categories: Nautilus, an off-the-shelf warehouse management software system designed to provide the tools needed to control the course of warehouse operations and Nautilus CBT, an operational tutorial database which guides the user through Nautilus operations. Certain products were complete in certain areas and under development in others. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86 ("SFAS 86"), Statement of Financial Accounting Standards No. 2 ("SFAS 2") and Financial Accounting Standards Board Interpretation No. 4 ("FIN4"). At the time of acquisition, Retek Logistics had a number of new software products under development, including Nautilus Versions 6.0 and 7.0 and Nautilus CBT. Nautilus Version 6.0 and Nautilus CBT were both completed during 1998. Nautilus
        7.0 was in an early stage of development as of the acquisition date and was completed during the second quarter of 1999, incurring costs of approximately $900,000 through to technological feasibility.

                Financial Technology, Inc. FTI has been a provider of management accounting software for financial institutions since 1982. FTI focuses on principally three product categories: Profitability Measurement Products; Decision Support Products; and Financial Platform Products. FTI had various new products under development in each of these categories, none of which had reached technological feasibility as of the acquisition date. The classification of each new technology as complete or under development was made in accordance with the guidelines of SFAS 86, SFAS 2 and FIN4. Each new product under development has varying release dates for completion ranging from July 1998 through December 1999. The valuation of in-process research and development was based on the assumption that the estimated cost to complete all products under development, measured as of the acquisition date, was approximately $2.1 million, of which $1.2 million would be incurred through December 1998 and an additional $900,000 would be incurred during 1999. The valuation approach also assumed that these products would generate revenues through the year 2002. During the second quarter of 1999, the Company implemented a re-structuring of the FTI organization and revised the product roll out schedules within each product category. As a consequence, some new products under development were accelerated, some were delayed and some were postponed, although the total expected expenditure remains approximately the same as anticipated. Research and development costs incurred from the date of acquisition through the second quarter of 1999 on all products under development were $1.4 million. These statements regarding revenues and expenses are forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those anticipated. The important factors that could cause actual results to differ include those discussed elsewhere in this Report and in the Company's 1998 Annual Report. The inability of HNC to complete this technology within the expected timeframes could materially impact future revenues and earnings, which could have a material adverse effect on HNC's business, financial condition and results of operations.

                ATACS. ATACS is a fraud management software solution for the wireline, wireless and Internet telecommunication service provider industries. The system detects fraudulent traffic thereby avoiding significant financial losses to traditional telecommunication carriers and Internet Service Providers. ATACS' Version 4.2 includes significant enhanced features from its prior version, including new enhancements to Velocity, Message Handlers and a subsystem to support fraud detection of on-line transactions. ATACS Version 4.1 was completed and producing revenues prior to the acquisition date while Version 4.2, which includes new technology that allows the system to function on three interface platforms, was under development and had not yet reached technological feasibility as of the acquisition date. Although Version 4.2 has as its foundation technology from the completed as well as in-process technology, HNC believes that it will have changed significantly so as to be considered new research and development efforts. The classification of each research and development project as complete or under development was made in accordance with the guidelines of SFAS 86, SFAS 2 and FIN4. ATACS Version 4.2 was released in July 1998, incurring costs of approximately $250,000 to reach technological feasibility.

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

                Retek Logistics Inc. With respect to the forecasted earnings provided to the appraiser, Retek Logistics is forecasting slightly higher revenue growth rates as long as it can continue to meet market demands with new releases each year. These higher growth rates reflect Retek Logistics' expectation of greater market acceptance with the release of its ORACLE-based platform, as well as improvements incorporated into Nautilus versions 6 and 7. Retek Logistics' gross margins are forecasted to remain consistent relative to prior years. Retek Logistics is also expecting its current operating expense levels to increase only moderately in absolute dollars and, as a result, earnings before interest and taxes are expected to increase in later years. Management believes these growth expectations are reasonable if new product versions are offered according to schedule. The statements regarding expectations for Retek Logistics are forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those anticipated. The important factors that could cause actual results to differ include those discussed elsewhere in this Report and in the Company's 1998 Annual Report.

                Financial Technology Inc. Prior to 1997, FTI primarily sold financial reporting general ledger software to mid-sized banks. During 1997, FTI began to derive a significant amount of its revenue from ProfitVision, a customer profitability system for these same financial institutions. With respect to the forecasted earnings provided to the appraiser, FTI was forecasting significant revenue growth from a full line of new software measurement tools. The financial forecasts reflected in the appraiser's report reflected management's expectation of significant revenue growth from a number of new product offerings. Operating margins (before interest and taxes) were expected to increase from historical trends. Management currently believes that these projected increases will be delayed due to re-structuring the organization and revision of the product roll out schedules. The statements regarding expectations for FTI are forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those anticipated. The important factors that could cause actual results to differ include those discussed elsewhere in this Report and in the Company's 1998 Annual Report.

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

        ACQUISITION RELATED AMORTIZATION EXPENSES. Acquisition related amortization expenses were $2.1 million or 3.7% of total revenues in the second quarter of 1999 and $806,000 or 1.9% of total revenues in the second quarter of 1998. Acquisition related amortization expenses were $4.3 million or 4.1% of total revenues in the first six months of 1999 and $806,000 or 1.0% of total revenues in the first six months of 1998. These expenses primarily represent the amortization of intangible assets purchased in conjunction with the Company's 1998 acquisitions of Retek Logistics and FTI, the asset purchase of ATACS and the acquisition of the minority interest of Aptex, which was previously a majority-owned subsidiary. The average amortization life is approximately 4 years.

        OPERATING INCOME. The above factors resulted in operating income of $6.0 million in the second quarter of 1999, constituting 10.7% of total revenues in the same period, and operating income of $2.8 million in the second quarter of 1998, constituting 6.6% of total revenues in the same period. Operating income in the first six months of 1999 was $9.7 million, constituting 9.2% of total revenues in the same period, and operating income in the first six months of 1998 was $7.6 million, constituting 9.7% of total revenues in the same period.

        OTHER (LOSS) INCOME, NET. Other loss for the second quarter of 1999 was $17,000 compared to other income of $641,000 in the second quarter of the prior year. Other income for the first six months of 1999 was $286,000 compared to other income of $1.0 million in the first six months of 1998. Other income is comprised of interest income earned on cash and investment balances, net of interest expense related to the 4.75% Convertible Subordinated Notes due 2003 (the "Notes"). HNC issued the Notes in February 1998. These decreases in other income were attributable primarily to a decrease in interest income as a result of lower cash and investment balances. During the first six months of 1999, the Company repurchased 2.3 million Common Shares for $50.4 million. Contributing to the decrease in other income from the first six months of 1998 compared to the first six months of 1999 was a full quarter of interest expense related to the Notes in the first quarter of 1999 as compared to the same period in the prior year. This was partially offset by an increase in interest income related to the investment of the proceeds from the public offering in March 1998 of $100 million related to the Notes.

        INCOME TAX PROVISION. The income tax provision was $2.6 million in the second quarter of 1999 and $2.9 million in the second quarter of 1998. The income tax provision was $4.5 million in the first six months of 1999 and $5.7 million in the first six months of 1998. These provisions are based on management's estimates of the effective tax rates to be incurred by the Company during those respective full fiscal years. The 1998 income tax provision includes the tax effects of the non-deductible, one-time write-offs of in-process research and development related to the purchases of Retek Logistics and FTI and the asset purchase of ATACS. The 1999 income tax provision includes the tax effects of non-deductible acquisition related amortization expense.


LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities during the first six months of 1999 was $16.1 million, which included net income before depreciation and amortization of approximately $14.0 million. Cash was further increased by decreases in deferred income taxes of $2.3 million and other assets of $1.4 million and increases in accounts payable of $2.9 million, offset by an increase in accounts receivable of $4.0 million and decrease in accrued liabilities of $2.2 million. Net cash used in investing activities was $2.2 million during the first six months of 1999, primarily due to purchases of investments available for sale of $44.1 million, offset by $26.1 million of maturities and $42.2 million of proceeds from the sales of investments available for sale. Contributing to the increase were acquisitions of property and equipment of $10.2 million, including expansions into new facilities by the financial solutions, insurance solutions and retail solutions segments, and acquisitions of minority equity investments of $11.7 million during the first six months of 1999. Net cash used by financing activities of $47.8 million during the first six months of 1999 was primarily related to the purchase of treasury stock of $50.4 million offset by net proceeds of $2.7 million from the issuance of common stock.

        At June 30, 1999, the Company had $99.0 million in cash, cash equivalents and investments. The Company believes that its current cash, cash equivalents and investments available for sale balances, borrowings under its credit facility and net cash provided by operating activities, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company expects to invest approximately $15.1 million in capital assets, including computer equipment and building improvements during 1999. Management intends to invest the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities. A portion of the Company's cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies or data. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products, technologies or data. The Company has no present understandings, commitments or agreements with respect to any material acquisition of businesses, products, technologies or data.

        In May 1999, the Company and Qpass entered into a joint venture agreement pursuant to which each company obtained a 50% ownership interest in the newly formed entity, Selectpass Systems LLC, a limited liability company ("Selectpass"). Selectpass was formed to develop real-time point-of-sale services for online commerce which will provide speed and convenience to online shoppers. The initial product, Power Wallet, manages online receipts and keeps track of site-specific user names, secure passwords and other shopping preferences. The Company is required to provide $1.0 million in funding and could be required to provide an additional $2.0 million in funding through May 2024.


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

        The Company has also substantially completed its review of major non-IT system components for Year 2000 compliance and has substantially completed appropriate repair or replace actions based on the results of the review. Non-IT systems include hardware and other electronic systems, excluding application systems, used in operations of the Company's business. In general, the Company relies on manufacturer's recommendations, certifications and warranties as validation of Year 2000 compliance.

        The Company's plan for the Year 2000 calls for compliance verification of third parties supplying software and information systems to the Company for both IT and non-IT systems and communication with significant suppliers to determine the readiness of third parties' remediation of their own Year 2000 issues. As part of its assessment, the Company has substantially completed its evaluation of the level of validation it will require of third parties to ensure their Year 2000 readiness and has substantially completed appropriate repair or replace activities. To date, the Company has not encountered any material Year 2000 issues concerning its computer systems.

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

        The Company's foreign currency risks are mitigated principally by contracting primarily in US dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short term operations of the Company's subsidiaries are kept in the local currencies in which they do business, with excess funds transferred to the Company's offices in the United States for investment. For the three and six month periods ended June 30, 1999, respectively, approximately 1.3% and 7.2% of the Company's sales were denominated in currencies other than the Company's functional currency, which is the US dollar. These foreign currencies are primarily those of Western Europe, Canada and Australia.

        The fair value of the Company's investments available for sale at June 30, 1999 was $74.6 million. The objectives of the Company's investment policy are the safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. The Company's policy is to place its cash, cash equivalents and investments available for sale with large financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also the Company's policy to maintain certain concentration limits and to invest only in certain "allowable securities" as determined by the Company's management. The Company's investment policy also provides that its investment portfolio must not have an average portfolio maturity of beyond one year and that the Company must maintain certain liquidity positions. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars.

PART II - OTHER INFORMATION

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its 1999 Annual Meeting of Stockholders on May 20, 1999 (the "Annual Meeting"). At the Annual Meeting, the Company's stockholders elected the Company's Board of Directors and approved the proposals described more fully below. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended.

        As of March 26, 1999, the record date for the Annual Meeting, there were approximately 25,350,906 shares of the Company's Common Stock outstanding and entitled to vote, of which 22,192,573 shares were present in person or by proxy at the Annual Meeting. The directors of the Company who were elected at the Annual Meeting were: Edward K. Chandler; Thomas F. Farb; Alex W. Hart; Charles
H. Gaylord, Jr. and Robert L. North.

        The proposals considered at the Annual Meeting were voted on as follows:

1. Election of Directors. Proposal to elect five directors of the Company, each to serve until the next Annual Meeting of Stockholders and until his successor has been elected and qualified or until his earlier resignation, death or removal.


                                                    VOTES FOR           VOTES WITHHELD
                                                    ---------           --------------
        Nominees
        Edward K. Chandler                         22,104,345                88,228
        Thomas F. Farb                             22,102,933                89,640
        Alex W. Hart                               22,102,080                90,493
        Charles H. Gaylord, Jr.                    22,103,692                88,881
        Robert L. North                            22,102,055                90,518


2. Amendment to the 1995 Equity Incentive Plan. Proposal to amend the Company's 1995 Equity Incentive Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder by 2,000,000 shares.


             VOTES FOR             VOTES AGAINST          ABSTENTIONS       BROKER NON-VOTE
             ---------             -------------          -----------       ---------------
            14,321,469                3,770,787                24,419             4,075,898


3. Amendment to the 1995 Employee Stock Purchase Plan. Proposal to amend the Company's 1995 Employee Stock Purchase Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder by 250,000 shares.


             VOTES FOR             VOTES AGAINST          ABSTENTIONS       BROKER NON-VOTE
             ---------             -------------          -----------       ---------------
            17,015,910                1,075,081                25,684             4,075,898

4. Amendment to the 1995 Directors Stock Option Plan. Proposal to amend the 1995 Directors Stock Option Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder by 200,000 shares.


             VOTES FOR             VOTES AGAINST          ABSTENTIONS       BROKER NON-VOTE
             ---------             -------------          -----------       ---------------
            14,741,242                3,343,369                32,064             4,075,898


5. Ratification of Auditors. Proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 1999.


                 VOTES FOR                VOTES AGAINST                 ABSTENTIONS
                 ---------                -------------                 -----------
                22,153,083                       22,413                      17,077

Item 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        10.01 Registrant's 1995 Directors Stock Option Plan and related documents, as amended June 12, 1999.

        27.01   Financial Data Schedule

        (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                               HNC SOFTWARE INC.



Date:  August 13, 1999     By: /s/ Raymond V. Thomas
                               ---------------------------------------
                               Raymond V. Thomas
                               Vice President, Finance & Administration and
                               Chief Financial Officer

                               (for Registrant as duly authorized officer and as Principal Financial Officer)

                                  EXHIBIT INDEX


         Exhibits
         --------
        10.01                Registrant's 1995 Directors Stock Option Plan and related
                             documents, as amended June 12, 1999.

        27.01                Financial Data Schedule