Form 10-Q
period 1999-09-30
HNC SOFTWARE INC/DE
filed 1999-11-15
CIK 945093

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _______ TO ______.

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

AS OF OCTOBER 29, 1999 THERE WERE 24,557,973 SHARES OF REGISTRANT'S COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING.

================================================================================

                                  INDEX LISTING


                                                                                 Page
                                                                                Number
                                                                                ------
PART I     FINANCIAL INFORMATION

Item 1:    FINANCIAL STATEMENTS

           Consolidated Balance Sheet at September 30, 1999 (unaudited)
              and December 31, 1998                                                3

           Consolidated Statement of Income (unaudited) for the three
              and nine months ended September 30, 1999 and 1998                    4

           Consolidated Statement of Cash Flows (unaudited) for
              the nine months ended September 30, 1999 and 1998                    5

           Consolidated Statement of Changes in Stockholders' Equity
              and Comprehensive Income (unaudited) for the nine
              months ended September 30, 1999                                      6

           Notes To Consolidated Financial Statements (unaudited)                  7

Item 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                    13

Item 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK             27

PART II    OTHER INFORMATION

Item 6:    EXHIBITS AND REPORTS ON FORM 8-K                                       28

Signatures                                                                        29

Exhibit Index                                                                     30

PART I - FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

                                HNC SOFTWARE INC.
                           CONSOLIDATED BALANCE SHEET
                      (in thousands, except per share data)

                                     ASSETS

                                                   SEPTEMBER 30,     DECEMBER 31,
                                                       1999              1998
                                                   -------------     ------------
                                                   (unaudited)
Current assets:
   Cash and cash equivalents                         $  23,168        $  54,267
   Investments available for sale - debt                25,775           41,095
   Investments available for sale - equity               4,006               --
   Accounts receivable, net                             67,550           58,078
   Current portion of deferred income taxes             12,292           10,163
   Other current assets                                  8,985            5,459
                                                     ---------        ---------
     Total current assets                              141,776          169,062
Property and equipment, net                             21,513           14,495
Deferred income taxes, less current portion              5,754           12,829
Long-term investments available for
  sale - debt                                           55,179           57,978
Intangible assets, net                                  20,408           25,103
Equity investments                                      10,720               --
Other assets                                             3,105            4,447
                                                     ---------        ---------
                                                     $ 258,455        $ 283,914
                                                     =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $   8,205        $   4,226
   Accrued liabilities                                  12,778           16,123
   Deferred revenue                                     10,151            9,427
   Other current liabilities                                --               78
                                                     ---------        ---------
     Total current liabilities                          31,134           29,854
Convertible Subordinated Notes                         100,000          100,000
Other non-current liabilities                              126            1,039

Stockholders' equity:
   Preferred stock, $0.001 par value -
     4,000 shares authorized:
     no shares issued or outstanding                        --               --
   Common stock, $0.001 par value -
     50,000 shares authorized:
     26,585 and 25,894 shares issued                        26               26
   Paid-in capital                                     147,920          134,674
   Retained earnings                                    27,281           18,481
   Accumulated other comprehensive
     income (loss)                                          94             (160)
   Common stock in treasury, at cost
     - 2,178 shares                                    (48,126)              --
                                                     ---------        ---------
     Total stockholders' equity                        127,195          153,021
                                                     ---------        ---------
                                                     $ 258,455        $ 283,914
                                                     =========        =========

          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                                  -----------------------       --------------------------
                                                                    1999           1998            1999            1998
                                                                  --------       --------       ---------       ----------
Revenues:
    License and maintenance                                       $ 42,345       $ 36,803       $ 120,152       $   97,480
    Services and other                                              16,428         10,947          43,743           28,492
                                                                  --------       --------       ---------       ----------
        Total revenues                                              58,773         47,750         163,895          125,972
                                                                  --------       --------       ---------       ----------
Operating expenses:
    License and maintenance                                          9,528          8,021          30,367           22,168
    Services and other                                              10,548          8,521          29,532           20,179
    Research and development                                        11,833          9,172          32,961           23,638
    Sales and marketing                                             10,741          8,797          31,282           25,245
    General and administrative                                       6,427          3,843          16,070           10,848
    In-process research and development                                 --             --              --            6,090
    Acquisition related amortization                                 2,097          1,198           6,405            2,004
                                                                  --------       --------       ---------       ----------
        Total operating expenses                                    51,174         39,552         146,617          110,172

Operating income                                                     7,599          8,198          17,278           15,800

Other (expense) income, net                                           (487)           666            (201)           1,708
Minority interest in income of consolidated subsidiary                  --            (54)             --             (114)
                                                                  --------       --------       ---------       ----------
        Income before income tax provision                           7,112          8,810          17,077           17,394
Income tax provision                                                 3,781          3,734           8,277            9,423
                                                                  --------       --------       ---------       ----------
            Net Income                                            $  3,331       $  5,076       $   8,800       $    7,971
                                                                  ========       ========       =========       ==========
Earnings per share:
    Basic net income per common share                             $   0.14       $   0.20       $    0.35       $     0.32
                                                                  ========       ========       =========       ==========
    Diluted net income per common share                           $   0.13       $   0.19       $    0.34       $     0.30
                                                                  ========       ========       =========       ==========
Shares used in computing basic net income per common share          24,235         25,694          24,842           25,217
                                                                  ========       ========       =========       ==========
Shares used in computing diluted net income per common share        25,491         27,198          25,575           26,620
                                                                  ========       ========       =========       ==========

          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                  ----------------------
                                                                                    1999         1998
                                                                                  --------    ----------
Cash flows from operating activities:
    Net income                                                                    $  8,800    $    7,971
    Adjustments to reconcile net income to net cash provided
       by operating activities:
       Provision for doubtful accounts                                               3,174         1,442
       Depreciation and amortization                                                13,245         7,325
       Purchased research and development                                               --         6,090
       Deferred income tax expense                                                   4,533         1,922
       Tax benefit from stock option transactions                                    2,151         6,100
       Loss on disposal of property and equipment                                      142            --
       Changes in assets and liabilities:
          Accounts receivable, net                                                 (12,863)      (16,694)
          Other assets                                                              (3,748)       (1,682)
          Accounts payable                                                           3,979          (279)
          Accrued liabilities                                                       (3,345)        2,331
          Deferred revenue                                                             724          (522)
          Other liabilities                                                             97          (220)
                                                                                  --------    ----------
              Net cash provided by operating activities                             16,889        13,784
                                                                                  --------    ----------
Cash flows from investing activities:
    Purchases of investments available for sale - debt                             (61,425)     (126,960)
    Maturities of debt investments available for sale - debt                        30,492        38,284
    Proceeds from sale of investments available for sale - debt                     49,670         4,000
    Purchases of investments  - equity                                             (13,720)           --
    Cash purchased in business acquisitions                                             --           648
    Acquisitions, net of cash acquired                                                  --        (6,250)
    Acquisitions of property and equipment                                         (13,252)       (6,472)
    Proceeds from sale of property and equipment                                       191            --
                                                                                  --------    ----------
              Net cash used in investing activities                                 (8,044)      (96,750)
                                                                                  --------    ----------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                                      10,534         9,671
    Purchase of treasury stock                                                     (50,381)           --
    Proceeds from issuance of Convertible Subordinated Notes                            --       100,000
    Debt issuance costs                                                                 --        (3,087)
    Repayment of bank line of credit                                                    --          (770)
    Repayment of capital lease obligations                                             (77)         (151)
                                                                                  --------    ----------
              Net cash (used in) provided by financing activities                  (39,924)      105,663
                                                                                  --------    ----------
Effect of exchange rate changes on cash                                                (20)          (19)
                                                                                  --------    ----------
Net (decrease) increase in cash and cash equivalents                               (31,099)       22,678
Cash and cash equivalents at the beginning of the period                            54,267        18,068
                                                                                  --------    ----------
Cash and cash equivalents at the end of the period                                $ 23,168    $   40,746
                                                                                  ========    ==========
Significant non-cash investing activities:
    Unrealized gain on investments - equity                                       $  1,006    $       --
                                                                                  ========    ==========
Supplemental cash flow disclosure:
    Assets assumed in acquisitions of Retek Logistics, FTI, and ATACS             $     --    $   32,711
                                                                                  ========    ==========
    Liabilities assumed in acquisitions of Retek Logistics, FTI, and ATACS        $     --    $    7,297
                                                                                  ========    ==========

          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                                                                                  ACCUMULATED
                                                      COMMON STOCK                                   OTHER
                                                     ---------------   PAID-IN      DEFERRED     COMPREHENSIVE
                                                     SHARES   AMOUNT   CAPITAL    COMPENSATION   (LOSS) INCOME
                                                     ------   ------   --------   ------------   -------------
BALANCE AT DECEMBER 31, 1998.....................    25,894    $ 26    $137,182    $ (2,508)        $(160)
Common stock options exercised...................       531               5,471
Common stock issued under Employee Stock
   Purchase Plan.................................       115               2,808
Tax benefit from stock option transactions.......                         2,151
Treasury stock...................................
Unearned stock compensation expense
   amortization..................................                                     1,340
Additional shares issued to Retek Logistics
   stockholders..................................        45               1,476
Unrealized gain on investments...................                                                      491
Foreign currency translation adjustment..........                                                     (237)
Net income.......................................
                                                     ------    ----    --------    --------         ------
BALANCE AT SEPTEMBER 30, 1999....................    26,585    $ 26    $149,088    $ (1,168)        $   94
                                                     ======    ====    ========    ========         ======

                                                              TREASURY STOCK           TOTAL
                                                  RETAINED  -------------------     STOCKHOLDERS'  COMPREHENSIVE
                                                  EARNINGS  SHARES     AT COST         EQUITY         INCOME
                                                  --------  --------   --------     ------------   -------------
BALANCE AT DECEMBER 31, 1998.....................  $18,481                           $153,021
Common stock options exercised...................                 88   $  2,255         7,726
Common stock issued under Employee Stock
   Purchase Plan.................................                                       2,808
Tax benefit from stock option transactions.......                                       2,151
Treasury stock...................................             (2,266)   (50,381)      (50,381)
Unearned stock compensation expense
   amortization..................................                                       1,340
Additional shares issued to Retek Logistics
   stockholders..................................                                       1,476
Unrealized gain on investments...................                                         491          $  491
Foreign currency translation adjustment..........                                        (237)           (237)
Net income.......................................    8,800                              8,800           8,800
                                                   -------   -------   --------      --------          ------
BALANCE AT SEPTEMBER 30, 1999....................  $27,281    (2,178)  $(48,126)     $127,195          $9,054
                                                   =======   =======   ========     ========          ======

           See accompanying notes to consolidated financial statements

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1   GENERAL

         In management's opinion, the accompanying unaudited consolidated financial statements for HNC Software Inc. (the "Company" or "HNC") for the three and nine month periods ended September 30, 1999 and 1998 have been prepared on the same basis as the audited 1998 financial statements in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except the December 31, 1998 balance sheet. This Report and the accompanying unaudited and audited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Annual Report"). Footnotes which would substantially duplicate the disclosures in the Company's audited financial statements for the fiscal year ended December 31, 1998 contained in the 1998 Annual Report have been omitted. The interim financial information contained in this Report is not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year ending December 31, 1999.

NOTE 2   REINCORPORATION

         In September 1999, Retek Logistics, a wholly owned subsidiary of the Company, was reincorporated in the State of Delaware through a merger in which Retek Logistics was merged into Retek Inc., a Delaware corporation that has succeeded to Retek Logistics' assets and business. See Note 4 below regarding "Initial Public Offering of Retek Inc."

NOTE 3   EQUITY INVESTMENTS

         Investments in corporate entities where the Company does not have significant influence are generally accounted for under the cost method. On March 18, 1999, the Company made a minority equity investment in AIM Solutions, Inc. ("AIM"), a company which provides marketing process automation, campaign execution software, and client-to-vendor data management to direct marketers of enhancement services. The Company's total investment in AIM is $750,000. On March 31, 1999, the Company made a minority equity investment in Qpass Inc. ("Qpass"), a web-wide transaction and customer service network enabling commerce in digital goods and services. The Company's total investment in Qpass was $2.0 million. On April 16, 1999, the Company acquired a minority equity investment in Open Solutions Inc. ("OSI"), a developer of client/server core data processing solutions for community banks and credit unions. The Company's total investment in OSI was $6.0 million. On July 23, 1999, the Company acquired a minority equity investment in KeyLime Software Inc. ("KeyLime"), a privately held software company specializing in the development of certain data mining technologies. The Company's total investment in KeyLime is $2.0 million. These investments are all being accounted for under the cost method. On June 1, 1999, the Company acquired a minority equity investment in ShopNow.com ("ShopNow"), an e-commerce company. Through a suite of e-commerce solutions, ShopNow helps customers and merchants buy and sell merchandise online. The Company's total investment in ShopNow was $3.0 million. In September 1999, ShopNow became a public company. As a result, the Company has reclassified its investment in ShopNow in the Company's consolidated balance sheet from non-current assets to current assets at its fair market value and recorded an unrealized gain of $1.0 million ($594,000 net of tax) during the three months ended September 30, 1999.

NOTE 4   INITIAL PUBLIC OFFERING OF RETEK INC.

         On September 10, 1999, the Company's subsidiary, Retek Inc. ("Retek"), filed a registration statement with the Securities and Exchange Commission relating to an initial public offering of Retek's common stock. The offering is expected to occur in the fourth quarter of 1999, subject to market conditions and other factors. The number of shares to be offered is expected to be 5.0 million shares of Retek common stock. All of the shares to be included in the initial public offering will be sold by Retek. Prior to the offering, the Company will transfer to Retek all of the shares of the Company's wholly owned subsidiary, Retek Information Systems, Inc. After the completion of this offering, the Company will own approximately 88.9% of the total number of outstanding shares of Retek common stock, or approximately 87.4% if the underwriters' over-allotment option to purchase up to 750,000 additional shares of Retek common stock is exercised in full. The Company has informed Retek that, after the completion of Retek's initial public offering, but not before March 31, 2000, it is the Company's current intention to distribute pro rata to its stockholders, as a dividend, all of the shares of Retek common stock that the Company will own after the offering, subject to the satisfaction and fulfillment of several conditions, including the approval of the Company's board of directors and a written ruling from the Internal Revenue Service that the distribution qualifies for tax-free treatment under Section 355 of the Internal Revenue Code. However, the Company has no obligation to carry out, declare or pay such distribution and dividend of its shares of Retek stock, and, if the distribution is carried out, the Company will determine the timing, structure and terms of the distribution.

NOTE 5   INCORPORATION OF EHNC, INC.

         In August 1999, the Company incorporated eHNC, Inc. ("eHNC") as a subsidiary to carry out the Company's e-commerce business. eHNC is currently a wholly owned subsidiary of the Company. However, eHNC has granted and/or plans to grant options to purchase shares of its common stock to its employees, consultants and other service providers and it is anticipated that options to potentially acquire up to approximately 15% of eHNC's common stock (computed on a fully diluted basis) will be granted during the year ended December 31, 1999.

NOTE 6   RECONCILIATION OF NET INCOME AND SHARES USED IN PER

                  SHARE COMPUTATIONS

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                 ----------------------      ----------------------
                                                   1999          1998          1999          1998
                                                 --------      --------      --------      --------
                                                      (in thousands)            (in thousands)
NET INCOME USED:
Net income used in computing
  basic and diluted net income
  per common share                               $  3,331      $  5,076      $  8,800      $  7,971
                                                 ========      ========      ========      ========
SHARES USED:
Shares used in computing basic net
  income per common share                          24,235        25,694        24,842        25,217

Weighted average options to purchase
  common stock as determined by application
  of the treasury stock method                      1,230         1,488           707         1,387

Purchase Plan common stock
  equivalents                                          26            16            26            16
                                                 --------      --------      --------      --------
Shares used in computing diluted net
  income per common share                          25,491        27,198        25,575        26,620
                                                 ========      ========      ========      ========

         The conversion of the Company's 4.75% convertible subordinated notes for the three and nine month periods ended September 30, 1999 of 2,230,000 shares and the three and nine month periods ended September 30, 1998 of 2,230,000 and 1,700,000 shares, respectively, were not used to calculate diluted net income per share as their effect would be anti-dilutive.

NOTE 7   TREASURY STOCK

         During February 1999, the Company began acquiring shares of its common stock in connection with a stock repurchase program announced in February 1999. The program authorized the Company to purchase up to 700,000 common shares from time to time for cash at market prices in open market, negotiated or block transactions. In April 1999, the Board of Directors authorized the Company to repurchase up to an additional 10% of its outstanding common shares under certain conditions from time to time for cash at market prices in open market, negotiated or block transactions. The Company purchased 2,266,100 shares of common stock in the first nine months of 1999 at an average cost of $22.23 per share. The purpose of the stock repurchase programs is to provide sufficient shares for the Company's annual "evergreen" stock option grants, which provide continued incentives to the Company's employees, and to further fund a reserve of shares for future employee stock options grants. In September 1999, the Company began issuing treasury stock for the exercise of stock options. As of September 30, 1999, 88,000 shares held in the treasury had been reissued.

NOTE 8   SEGMENT INFORMATION

         The Company's reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by product category. The Company's major segments are as follows: the Financial Solutions Group ("FSG"), the Insurance Solutions Group ("ISG") and the Retail Solutions Group ("RSG"). FSG's predictive customer relationship management applications analyze data to retrieve the relationship intelligence that financial institutions use to manage customer accounts. These solutions can be used to segment customer profiles to perform one-to-one marketing, maximize profitability, and manage risks such as fraud, bankruptcy, and delinquency. The ISG segment provides a medical bill repricing system for workers' compensation and auto liability and a suite of predictive technology-based products for maximized management of insurance claims throughout their lifecycle. Designed to analyze large volumes of highly complex data efficiently, these solutions automate and improve insurance claim and healthcare management decision-making. The RSG segment offers a suite of enterprise-wide retail management solutions, which assimilate information from a variety of sources to provide retailers with the ability to predict the ever-changing behaviors of customers and to manage their warehouse, inventory and supply chain processes. This includes increasing the efficiency and reducing the costs of how retailers handle, track and optimize the global flow of merchandise from the vendor through the warehouse, to the stores, and finally on to customers. The Company's RSG segment business is conducted by the Company's subsidiaries Retek Inc. (formerly Retek Logistics) and Retek Information Systems, Inc. The remaining segments of HNC's business operations, reflected in the "Other" category, develop, market and support predictive software solutions for the e-commerce and telecommunication service industries and provide research and development for United States government contracts.

         The Company is organized on the basis of products and services. The segments are strategic business units that offer different products and services. The table below presents information about the reported revenues and operating income of each segment, excluding all amortization and acquisition related expenses, for the three and nine months ended September 30, 1999 and 1998 (in thousands):

                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                     ----------------------       ------------------------
                                       1999          1998           1999           1998
                                     --------      --------       --------      ----------
Segment revenue:
   FSG                               $ 18,978      $ 15,448       $ 49,534      $   40,020
   RSG                                 20,069        14,516         57,758          41,015
   ISG                                 17,278        13,567         45,765          35,976
   Other                                2,448         4,519         10,838           9,861
   Intersegment elimination                --          (300)            --            (900)
                                     --------      --------       --------      ----------
     Total consolidated revenue      $ 58,773      $ 47,750       $163,895      $  125,972
                                     ========      ========       ========      ==========

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                    -----------------------       -----------------------
                                                      1999           1998           1999           1998
                                                    --------       --------       --------       --------
Segment operating income (loss):
   FSG                                              $  5,376       $  3,467       $ 10,740       $  8,464
   RSG                                                 3,957          2,833         10,266          8,209
   ISG                                                 4,210          2,036          7,636          6,055
   Other                                              (3,288)         1,060         (4,400)         1,839
                                                    --------       --------       --------       --------
     Total segment operating income                   10,255          9,396         24,242         24,567
                                                    --------       --------       --------       --------
   Acquisition expense                                  (559)            --           (559)          (673)
   In-process research and development                    --             --             --         (6,090)
   Acquisition related amortization                   (2,097)        (1,198)        (6,405)        (2,004)
                                                    --------       --------       --------       --------
     Consolidated operating income                     7,599          8,198         17,278         15,800
                                                    --------       --------       --------       --------
   Other (expense) income, net                          (487)           666           (201)         1,708
   Minority interest in income of consolidated
     Subsidiary                                           --            (54)            --           (114)
                                                    --------       --------       --------       --------
       Income before income tax provision           $  7,112       $  8,810       $ 17,077       $ 17,394
                                                    ========       ========       ========       ========

         Specified items included in segment operating income:

                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,
                                           --------------------        --------------------
                                            1999          1998          1999          1998
                                           ------        ------        ------        ------
Segment depreciation expense:
   FSG                                     $  605        $  677        $1,851        $1,915
   RSG                                        601           340         1,593           887
   ISG                                        576           418         1,547         1,126
   Other                                      380           172           910           486
                                           ------        ------        ------        ------
     Total segment depreciation expense    $2,162        $1,607        $5,901        $4,414
                                           ======        ======        ======        ======

    The table below presents information about the reported assets of the Company at September 30, 1999 and 1998.

                                                             SEPTEMBER 30,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
Total segment assets:
  FSG                                                   $ 42,144       $ 40,790
  RSG                                                     52,363         30,558
  ISG                                                     32,151         20,542
  Other                                                   10,370         15,898
                                                        --------       --------
     Total segment assets                                137,028        107,788
  Corporate                                              166,555        223,651
  Eliminations                                           (45,128)       (60,232)
                                                        --------       --------
     Total consolidated assets                          $258,455       $271,207
                                                        ========       ========

         Corporate assets are primarily comprised of cash, short-term and long-term investments available for sale, deferred tax assets and intersegment receivables. Eliminations primarily relate to inter-segment receivables.

         The following represents capital expenditures by segment for the three and nine months ended September 30, 1999 and 1998:

                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                         SEPTEMBER 30,            SEPTEMBER 30,
                                      ------------------      --------------------
                                       1999        1998         1999         1998
                                      ------      ------      --------      ------
Segment capital expenditures:
   FSG                                $  463      $  762      $  3,430      $2,070
   RSG                                   922       1,177         3,677       2,283
   ISG                                   638         712         3,915       1,603
   Other                                 890         422         2,230         516
                                      ------      ------      --------      ------
      Total capital expenditures      $2,913      $3,073      $ 13,252      $6,472
                                      ======      ======      ========      ======

         The following is revenue by geographic area for the three and nine months ended September 30, 1999 and 1998 and long-lived asset information by geographic area at September 30, 1999 and 1998:

                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                      SEPTEMBER 30,               SEPTEMBER 30,
                                 ----------------------      ----------------------
                                   1999          1998          1999          1998
                                 --------      --------      --------      --------
Revenue by geographic area:
   United States                 $ 44,194      $ 38,451      $122,704      $ 94,683
   Foreign                         14,579         9,299        41,191        31,289
                                 --------      --------      --------      --------
     Total revenue               $ 58,773      $ 47,750      $163,895      $125,972
                                 ========      ========      ========      ========

                                                               SEPTEMBER 30,
                                                           ---------------------
                                                             1999         1998
                                                           --------     --------
Long-lived assets by geographic area:
  United States                                            $ 44,916     $ 40,814
  Foreign                                                       110          291
                                                           --------     --------
     Total long-lived assets                               $ 45,026     $ 41,105
                                                           ========     ========

         The Company's foreign sales represent revenues from export sales and international operations. Export sales include sales from the United States to foreign countries. International operations include sales by foreign operations.

NOTE 9   SUBSEQUENT EVENTS

         On October 26, 1999, the Company acquired a minority equity investment in Onyx Technologies, Inc. ("Onyx"), a privately held software company specializing in the development of application processing technologies. The Company's total investment in Onyx is $3.5 million.

         In October 1999, Retek Inc. granted stock options to its employees under its 1999 Equity Incentive Plan, to purchase approximately 6,680,800 shares of its common stock. These options were granted at an exercise price of $10 per share. Based upon an estimated fair market value of $11 per share for the underlying common stock, we will recognize approximately $6.7 million of compensation expense over the option vesting period. Due to the terms of the vesting, compensation expense will be accelerated in the early years and is expected to result in the recognition of approximately $600,000, $3.2 million, $1.7 million, $900,000 and $300,000 of expense for the years ended December 31, 1999, 2000, 2001, 2002 and 2003, respectively.

         In November 1999, Retak Inc. granted stock options to certain directors, under its 1999 Director Stock Option Plan, to purchase approximately 75,000 shares of its common stock. These options were granted at an exercise price of $10 per share. Based upon an estimated fair market value of $11 per share for the underlying common stock, Retek Inc. will recognize compensation expense of $12,500 and $62,500 during the years ended December 31, 1999 and 2000, respectively.

                                HNC SOFTWARE INC.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS:  NO ASSURANCES INTENDED

         This Report (including the following section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, e-commerce strategies, timing of revenue recognition, the possible distribution of Retek stock, international sales, expense levels, possible changes in legislation, year 2000 matters, the assumptions used in valuing in-process research and development, the Company's capital needs and other statements regarding matters that are not historical are forward-looking statements.

         Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below in "Potential Fluctuations in Operating Results" as well as those discussed elsewhere in this Report and those discussed in the Company's 1998 Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, which attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, results of operations and prospects.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

         The Company's revenues and operating results have varied significantly in the past and may do so in the future. Factors affecting the Company's revenues and operating results include: market acceptance of the Company's products; the relatively large size and small number of customer orders that may be received during a given period, which can make the Company's operating results for a particular fiscal period heavily dependent on the status of a small number of customer transactions; the timing of customer orders; customer cancellation of long-term contracts that yield recurring revenues or customers ceasing their use of Company products for which the Company's fees are usage based; changes in customers' financial condition or their competitive relationship to the Company; the length of the sales cycle of the Company's products; the Company's ability to develop, introduce and market new products and product enhancements; competitive market conditions in the several industries served by the Company; the timing of new product announcements and introductions by the Company and its competitors; changes in the mix of the Company's distribution channels; changes in the level of the Company's operating expenses, including expenses related to the Company's efforts to acquire new businesses and technologies; the Company's ability to achieve progress on percentage-of-completion contracts; the Company's ability to complete certain pilot installations within the contracted fee budget; potential changes in the Company's relationships with, and strategies for, its business segments; domestic and international economic conditions; changes in the value of equity investments held by the Company; and costs of any pending litigation and claims. In addition, the terms of license agreements the Company enters into during a quarter may not meet HNC's revenue recognition criteria. Therefore, even if the Company meets or exceeds its forecast of aggregate licensing and other contracting activity, it is possible that the Company's revenues would not meet expectations. Furthermore, the Company's operating results may be affected by factors unique to certain of its product lines. For example, the Company derives a substantial and increasing portion of its revenues from its retail products, which are generally priced as "perpetual" license transactions in which the Company receives a one-time license fee. The Company recognizes these fees as revenue upon delivery of the software and acceptance by the customer. Thus, failure to complete a perpetual license transaction during a fiscal quarter would preclude the Company from recognizing any revenue from that transaction in that quarter, and thus would have a disproportionate adverse impact on the Company's operating results for that quarter.

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

OUR RETAIL INDUSTRY SEGMENT INTENDS TO ENTER INTO A NEW TYPE OF LICENSE AGREEMENT AND AS A RESULT, WILL RECOGNIZE REVENUES OVER A PERIOD OF TIME AND WILL HAVE SIGNIFICANTLY LESS REVENUE FOR SEVERAL QUARTERS.

         At this time, our retail industry segment generally licenses its products to customers on a perpetual basis, and recognizes revenue upon delivery of products. Starting in the fourth quarter of 1999, our retail industry segment intends to enter into software licensing agreements with revised terms for the majority of its products. Under these new proposed agreement terms, the retail industry segment expects to provide technical advisory services after the delivery of their products to help customers expand the full value and functionality of the products. Revenue from the sale of software licenses and technical advisory services under these agreements would be recognized as the services are performed over the contract period, which is expected to generally be 12 to 24 months, as determined by the customer's objectives. As our retail industry segment begins to recognize license and service revenues in increments spread over a period of time, rather than all at once upon the delivery of the products, for several quarters it will recognize significantly less revenue and the associated margins will be lower, as compared to previous quarters, and it is also expected to incur operating losses during this transitional period.

WE EXPECT TO SIGNIFICANTLY INCREASE OUR OPERATING EXPENSES AS THEY RELATE TO OUR RETAIL INDUSTRY SEGMENT AND OUR E-COMMERCE FOCUSED SUBSIDIARY EHNC, WHICH WILL NEGATIVELY IMPACT OUR ABILITY TO REMAIN PROFITABLE.

         We intend to significantly increase our operating expenses as follows: increase our research and development activities; increase our services activities; develop and build our Retail.com network and our eFalcon service bureau model; expand our distribution channels; increase our sales and marketing activities, including expanding our direct sales force; and build our internal information technology system. We will incur expenses before we generate any revenue from this increase in spending. If we do not significantly increase revenue from these efforts, our business and operating results could be seriously harmed.

IF THE INTERNET FAILS TO BE ACCEPTED AS A VIABLE LONG-TERM COMMUNICATIONS PROTOCOL, OUR BUSINESS AND OPERATING RESULTS WILL BE SERIOUSLY HARMED.

         As more of our software solutions become web-based and begin to include more business-to-business communication capabilities, we will have a greater dependence on the acceptance of the Internet as a communications protocol. However, acceptance of the Internet as a key communications medium may not continue. Rapid growth of the Internet is a recent phenomenon. The Internet may not be accepted as a viable long-term communications protocol for businesses for a number of reasons. These reasons include: potentially inadequate development of the necessary communications and computer network infrastructure technology, particularly if rapid growth of the Internet continues; delayed development of enabling technologies and performance improvements; increased security risks in transmitting and storing confidential information over public networks; and potential increased governmental regulation.

RESULTS OF OPERATIONS

         The Company develops, markets and supports predictive software solutions for leading service industries, including the financial, insurance and retail industries. These predictive software solutions employ proprietary neural-network predictive decision engines, profiles, traditional statistical modeling, business models, expert rules and context vector technologies to convert existing data and business experiences into meaningful recommendations and actions. The Company's major segments are as follows: the Financial Solutions Group ("FSG"), the Insurance Solutions Group ("ISG") and the Retail Solutions Group ("RSG"). The remaining segments of HNC's business operations develop, market and support predictive software solutions primarily for the Internet and telecommunication service industries and provide research and development for United States government contracts.

         During the third quarter of 1999, HNC began formal operations of its new e-commerce focused subsidiary eHNC, Inc. ("eHNC"). The Company has been making and will continue to make significant investments in eHNC.
eHNC is focused on bringing risk management, customer service, and marketing solutions via a real-time service bureau to the rapidly growing Internet commerce market.

         The Company's revenues are comprised of license and maintenance revenues, and services and other revenues. The Company's revenues for the three months ended September 30, 1999 were $58.8 million, an increase of 23.1% over revenues of $47.8 million for the same period in the prior year. The Company's revenues for the nine months ended September 30, 1999 were $163.9 million, an increase of 30.1% over revenues of $126.0 million for the same period in the prior year.

         LICENSE AND MAINTENANCE REVENUES. The Company's license and maintenance revenues are derived from annual license fees, monthly license fees, perpetual license fees and annual maintenance fees. The Company licenses many of its products for an annual or monthly usage fee under long-term contracts that include software licenses, decision model updates, application consulting, and on-line or on-site support and maintenance. The Company's revenues from periodic software license and maintenance agreements are generally recognized ratably over the respective license or agreement periods. Revenues from certain short-term periodic software license and maintenance agreements with a guaranteed minimum license fee are recognized as related services are performed. Transaction-based fees are recognized as revenue based on system usage or when fees based on system usage exceed the monthly minimum license fees. Revenues from perpetual licenses of the Company's software for which there are no significant continuing obligations and collection of the related receivables is probable are recognized on delivery of the software and acceptance by the customer.

         License and maintenance revenues were $42.3 million for the quarter ended September 30, 1999, an increase of 15.1% from $36.8 million for the comparable quarter in 1998. License and maintenance revenues were $120.2 million for the nine months ended September 30, 1999, an increase of 23.3% from $97.5 million for the comparable period in 1998. License and maintenance revenues from the retail solutions segment were $14.1 million for the quarter ended September 30, 1999, an increase of 27.2% from $11.1 million for the comparable quarter in 1998. License and maintenance revenues from the retail solutions segment were $41.4 million for the nine months ended September 30, 1999, an increase of 28.9% from $32.1 million for the comparable period in 1998. The increase in the retail solutions segment was attributable primarily to the addition of new customers, as well as the introduction of new software solutions. License and maintenance revenues from the financial solutions segment were $13.6 million for the quarter ended September 30, 1999, an increase of 13.5% from $12.0 million for the comparable quarter in 1998. License and maintenance revenues from the financial solutions segment were $34.3 million for the nine months ended September 30, 1999, an increase of 10.2% from $31.1 million for the comparable period in 1998. The increase in the financial solutions segment was attributable to increased license and maintenance revenue from the Falcon, ProfitMax and Capstone product lines. This increase is partially offset by a decrease in license revenue from the AREAS product (for which the Company entered into a two year service agreement and a three year sale/license agreement with TransAmerica Intellitech). License and maintenance revenues from the insurance solutions segment were $12.8 million for the quarter ended September 30, 1999, an increase of 14.7% from $11.2 million for the comparable quarter in 1998. License and maintenance revenues from the insurance solutions segment were $36.8 million for the nine months ended September 30, 1999, an increase of 26.1% from $29.2 million for the comparable period in 1998. The increase in the insurance solutions segment's revenue was primarily a result of an increase in license and maintenance revenues from the COMPAdvisor (formerly CRLink) product and, to a lesser extent, the CompCompare and ProviderCompare products.

         SERVICES AND OTHER REVENUES. Services and other revenues are comprised of installation and implementation revenues, service bureau operations revenues and revenues which are derived from consulting contracts, new product development contracts with commercial customers and, to a lesser extent, research and development contracts with the United States government. Revenues from installation and implementation services and contract services are generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Service bureau revenues are derived from the Company's service bureau operations, which provide COMPAdvisor's insurance claims review functionality to customers that do not wish to obtain a license for that product. These customers use this service until they can implement their own internal COMPAdvisor operation or use this service when their volumes peak to high levels. Service bureau customers typically subscribe for services under month-to-month agreements and service bureau fees are recognized as revenue when the processing services are performed.

         Services and other revenues were $16.4 million for the quarter ended September 30, 1999, an increase of 50.1% from $10.9 million for the comparable quarter in 1998. Services and other revenues were $43.7 million for the nine months ended September 30, 1999, an increase of 53.5% from $28.5 million for the comparable period in 1998. Services and other revenues from the retail solutions segment were $6.0 million for the quarter ended September 30, 1999, an increase of 73.7% from $3.4 million for the comparable quarter in 1998. Services and other revenues from the retail solutions segment were $16.4 million for the nine months ended September 30, 1999, an increase of 83.6% from $8.9 million for the comparable period in 1998. This increase was driven by increases in consulting services and custom development, each as a result of an expanding customer base. Services and other revenues from the financial solutions segment were $5.4 million for the quarter ended September 30, 1999, an increase of 55.2% from $3.5 million for the comparable quarter in 1998. Services and other revenues from the financial solutions segment were $15.2 million for the nine months ended September 30, 1999, an increase of 71.1% from $8.9 million for the comparable period in 1998. This increase was primarily attributable to an increase in implementations of the Capstone product and, to a lesser extent, installations of the Falcon suite of products, offset in part by a decrease in installations of the ProfitMax suite of products. Services and other revenues from the insurance solutions segment were $4.4 million for the quarter ended September 30, 1999, an increase of 86.4% from $2.4 million for the comparable quarter in 1998. Services and other revenues from the insurance solutions segment were $9.0 million for the nine months ended September 30, 1999, an increase of 32.0% from $6.8 million for the comparable period in 1998. This increase was attributable to a combination of increased installation, consulting and service bureau revenues from the COMPAdvisor product, a larger customer base and the addition of a new service center, and was offset in part by the loss of a significant service bureau customer during the first quarter of 1999 as a result of industry consolidation.

         LICENSE AND MAINTENANCE GROSS MARGIN. License and maintenance costs primarily represent the Company's expenses for its personnel engaged in customer support, travel to customer sites and preparation of documentation materials. The Company's gross margin on license and maintenance revenues was 77.5% for the third quarter of 1999 and 78.2% for the third quarter of 1998. The Company's gross margin on license and maintenance revenues was 74.7% for the first nine months of 1999 and 77.3% for the first nine months of 1998.

         License and maintenance gross margin from the retail solutions segment was 94.2% for the third quarter of 1999 and 88.6% for the third quarter of 1998. This increase was attributable to the retail solutions segment selling fewer products requiring the payment of royalties or other fees to third parties in the third quarter of 1999. License and maintenance gross margin from the retail solutions segment was 90.1% for the first nine months of 1999 and 89.1% for the first nine months of 1998. License and maintenance gross margin from the financial solutions segment was 82.1% for the third quarter of 1999 compared to 83.5% for the third quarter of 1998. The decrease was attributable to an increased number of license sales in the third quarter of 1999, which required the payment of certain third party software costs. License and maintenance gross margin from the financial solutions segment was 82.0% for the first nine months of 1999 and 81.8% for the first nine months of 1998. License and maintenance gross margin from the insurance solutions segment was 54.6% for the third quarter of 1999 compared to 60.3% for the third quarter of 1998 and was 48.5% for the first nine months of 1999 and 58.4% for the first nine months of 1998. The decrease was attributable to the COMPAdvisor and AUTOAdvisor products' Preferred Provider Organization bill repricing expenses, such as network access fees, increasing at a greater rate than revenue, due to increasingly competitive conditions. The decrease was also attributable, to a lesser extent, to an increase in the percentage of revenue generated from Preferred Provider Organization bill repricing, which typically has lower margins than the overall bill review services.

         SERVICES AND OTHER GROSS MARGIN. Services and other expenses consist of personnel and other expenses associated with providing installation and implementation services and performing development, consulting, and research and development contracts and the costs associated with the Company's service bureau operations. The Company's gross margin on services and other revenues was 35.8% for the third quarter of 1999 and 22.2% for the third quarter of 1998. The Company's gross margin on services and other revenues was 32.5% for the first nine months of 1999 and 29.2% for the first nine months of 1998.

         Services and other gross margin from the retail solutions segment was 30.2% for the third quarter of 1999 and 11.0% for the third quarter of 1998. This increase was attributable to an increase in the number of more profitable service contracts sold during the third quarter of 1999. Services and other gross margin from the retail solutions segment was 28.9% for the first nine months of 1999 and 22.4% for the first nine months of 1998. This increase was attributable primarily to an increase in the number of more profitable service contracts sold, offset in part by significant increases in services staff to meet the customer demand for services work. Services and other gross margin from the financial solutions segment was 29.8% for the third quarter of 1999 and 18.6% for the third quarter of 1998. Services and other gross margin from the financial solutions segment was 34.0% for the first nine months of 1999 and 25.3% for the first nine months of 1998. The increase in the margins was the result of a change in the pricing of services for the Capstone product line from primarily fixed fee pricing to time and materials pricing, as well as an increase in the number of Falcon installations, which typically yield higher margins. Services and other gross margin from the insurance solutions segment was 52.4% for the third quarter of 1999 and 29.2% for the third quarter of 1998. The increase in gross margins was attributable primarily to increased service bureau productivity. Services and other gross margin from the insurance solutions segment was 36.5% for the first nine months of 1999 and 38.0% for the first nine months of 1998. The decrease in the gross margins was the result of the loss of one of the insurance solutions segment's significant service bureau customers early in the first quarter of 1999 as a result of industry consolidation and the continuation of employee staffing levels consistent with the prior quarter's, offset in part by the addition of a new service bureau customer, who began using COMPAdvisor at the end of the first quarter of 1999, and by increased service bureau productivity in the third quarter of 1999.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and other personnel-related expenses, subcontracted development services and depreciation for development equipment and supplies. Research and development expenses in the third quarter of 1999 were $11.8 million or 20.1% of total revenues compared to $9.2 million or 19.2% of total revenues in the third quarter of the prior year. Research and development expenses in the first nine months of 1999 were $33.0 million or 20.1% of total revenues compared to $23.6 million or 18.8% of total revenues in the first nine months of 1998.

         The retail solutions segment accounted for approximately $5.0 million and $3.2 million of total research and development expenses during the quarters ended September 30, 1999 and 1998, and approximately $14.7 million and $9.2 million of total research and development expenses during the nine months ended September 30, 1999 and 1998. The financial solutions segment accounted for approximately $2.9 million and $2.5 million of total research and development expenses during the quarters ended September 30, 1999 and 1998, and approximately $8.5 million and $7.3 million of total research and development expenses during the nine months ended September 30, 1999 and 1998. The insurance solutions segment accounted for approximately $2.4 million and $2.7 million of total research and development expenses during the quarters ended September 30, 1999 and 1998, and approximately $6.1 million and $5.9 million of total research and development expenses during the nine months ended September 30, 1999 and 1998. The increase in research and development expenses was due primarily to increases in staffing and related costs to support increased product development activities, including product enhancements and the development of new products in the retail solutions segment and, to a lesser extent, product enhancements in the financial solutions segment. Contributing to the increase in absolute dollars were the increased efforts required to support research and development functions of businesses acquired in fiscal 1998.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel, entertainment and promotional expenses. Sales and marketing expenses were $10.7 million or 18.3% of total revenues in the third quarter of 1999 compared to $8.8 million or 18.4% of total revenues in the third quarter of 1998. Sales and marketing expenses were $31.3 million or 19.1% of total revenues in the first nine months of 1999 compared to $25.2 million or 20.0% of total revenues in the first nine months of 1998. The retail solutions segment accounted for approximately $4.6 million and $3.2 million of total sales and marketing expenses during the quarters ended September 30, 1999 and 1998, and approximately $12.9 million and $10.2 million of such expenses during the nine months ended September 30, 1999 and 1998. The financial solutions segment accounted for approximately $3.1 million and $3.6 million of total sales and marketing expenses during the quarters ended September 30, 1999 and 1998, and approximately $10.1 million and $9.3 million of total sales and marketing expenses during the nine months ended September 30, 1999 and 1998. The insurance solutions segment accounted for approximately $1.3 million and $1.0 million of total sales and marketing expenses during the quarters ended September 30, 1999 and 1998, and approximately $3.3 million and

$3.6 million of total sales and marketing expenses during the nine months ended September 30, 1999 and 1998.

         The increase in sales and marketing expenses from the third quarter of 1998 to the third quarter of 1999 was due primarily to increases in staffing, travel and marketing programs related to the retail solutions segment. Contributing to the increase were expenses to support the businesses acquired in fiscal 1998. The decrease in sales and marketing expenses in the financial solutions segment from the third quarter of 1998 to the third quarter of 1999 was attributable to reduced outside services related to the use of sales consultants in Europe during 1998, as well as a reduction in travel expenses and recruiting costs. The increase in sales and marketing expenses from the nine month period ended September 30, 1998 to the nine month period ended September 30, 1999 was due primarily to increases in staffing related to the retail solutions and financial solutions segments, as well as increased expenses to support business acquired in 1998. Contributing to the increase were increased staffing and public relations costs related to the formation and operation of the eHNC subsidiary. The increase was offset in part by a decrease in sales and marketing expenses in the insurance solutions group from the nine month period ended September 30, 1998 to the nine month period ended September 30, 1999, attributable to downsizing the sales and marketing staff late in the second quarter of 1998 due to the merger of the segment's two insurance business units. The Company expects sales and marketing expenses to increase as a percentage of total revenues as the Company continues to invest in marketing for its e-commerce solutions business and continues to develop a direct sales force in Europe and other international markets, expand its domestic sales and marketing organizations and increase the breadth of its product lines.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel costs for finance, contract administration, human resources and general management, as well as acquisition, insurance and professional services expenses. General and administrative expenses were $6.4 million or 10.9% of total revenues in the third quarter of 1999, compared to $3.8 million or 8.0% of total revenues in the third quarter of the prior year. Included in general and administrative expenses were terminated merger costs of $559,000 for the three-month period ended September 30, 1999. General and administrative expenses were $16.1 million or 9.8% of total revenues in the first nine months of 1999 compared to $10.8 million or 8.6% of total revenues in the first nine months of 1998. Included in general and administrative expenses were terminated merger costs of $559,000 for the nine-month period ended September 30, 1999 and $673,000 of such costs for the nine-month period ended September 30, 1998.

         Excluding acquisition costs, the financial solutions segment accounted for approximately $1.3 million and $1.1 million of total general and administrative expenses during the quarters ended September 30, 1999 and 1998 and approximately $4.0 million and $2.7 million of such expenses during the first nine months of 1999 and 1998. Excluding acquisition costs, the retail solutions segment accounted for approximately $1.5 million and $877,000 of total general and administrative expenses during the quarters ended September 30, 1999 and 1998, and approximately $4.1 million and $3.0 million of such expenses during the first nine months of 1999 and 1998. Excluding acquisition costs, the insurance solutions segment accounted for approximately $1.5 million and $1.7 million of total general and administrative expenses during the quarters ended September 30, 1999 and 1998, and approximately $4.2 million and $4.0 million of such expenses during the first nine months of 1999 and 1998. The increase in general and administrative expenses was due primarily to increased staffing and related expenses to support higher levels of sales and development activity across the Company, resulting in part from the Company's 1998 acquisitions. Contributing to the increase were legal costs incurred in defending the Company from the complaint filed by Nestor, Inc. ("Nestor") in November 1998. The Company believes the complaint is without merit and that the Company has good and valid defenses to Nestor's claims. The Company intends to continue to defend the action vigorously. In June 1999, the Company filed a lawsuit against Transaction Systems Architects, Inc. and ACI Worldwide, Inc., its wholly-owned subsidiary, a worldwide distributor of Nestor's PRISM, fraud detection system, alleging patent infringement, unfair competition, false advertising, and trade libel, and this litigation also contributed to increased general and administrative expenses.

         IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES. In-process research and development expenses were $6.1 million or 4.8% of total revenues in the first nine months of 1998. These one-time write-offs were related to the acquisitions of Retek Logistics and FTI and the asset purchase of ATACS.

      Nautilus 7.0, the Retek Logistics product, was in an early stage of development as of the acquisition date and was completed during the second quarter of 1999, incurring costs of approximately $900,000 through to technological feasibility. ATACS Version 4.2 was released in July 1998, incurring costs of approximately $250,000 to reach technological feasibility. FTI had various new products under development, none of which had reached technological feasibility as of the acquisition date. During the second quarter of 1999, the Company implemented a restructuring of the FTI organization and revised the product roll out schedules within each product category. As a consequence, some new products under development were accelerated, some were delayed and some were postponed, although the total expected expenditures remained approximately the same as anticipated. Research and development costs on all products under development that were incurred from the date of acquisition through the third quarter of 1999 were $1.6 million. These statements regarding revenues and expenses are forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those anticipated. The important factors that could cause actual results to differ include those discussed elsewhere in this Report and in the Company's 1998 Annual Report. The inability of HNC to complete this technology within the expected timeframes could materially impact future revenues and earnings, which could have a material adverse effect on HNC's business, financial condition and results of operations.

         ACQUISITION RELATED AMORTIZATION EXPENSES. Acquisition related amortization expenses were $2.1 million or 3.6% of total revenues in the third quarter of 1999 and $1.2 million or 2.5% of total revenues in the third quarter of 1998. Acquisition related amortization expenses were $6.4 million or 3.9% of total revenues in the first nine months of 1999 and $2.0 million or 1.6% of total revenues in the first nine months of 1998. These expenses primarily represent the amortization of intangible assets purchased in conjunction with the Company's 1998 acquisitions of Retek Logistics and FTI, the asset purchase of ATACS and the acquisition of the minority interest of Aptex, which was previously a majority-owned subsidiary. The average amortization life is approximately 4 years.

         OPERATING INCOME. The above factors resulted in operating income of $7.6 million in the third quarter of 1999, constituting 12.9% of total revenues in the same period, and operating income of $8.2 million in the third quarter of 1998, constituting 17.2% of total revenues in the same period. Operating income in the first nine months of 1999 was $17.3 million, constituting 10.5% of total revenues in the same period, and operating income in the first nine months of 1998 was $15.8 million, constituting 12.5% of total revenues in the same period. The decrease in operating income, as a percent of total revenues was attributable primarily to the increase in general and administrative expenses, discussed above. Also contributing to the decrease was the increase in operating expenses incurred by eHNC. The Company expects its eHNC expenses to increase as a percentage of total revenues as the Company continues to focus on bringing risk management, customer service, and marketing solutions via a real-time service bureau to the rapidly growing Internet commerce market. In October 1999, Retek Inc. granted stock options to its employees under its 1999 Equity Incentive Plan, to purchase approximately 6,680,800 shares of its common stock. These options were granted at an exercise price of $10 per share. Based upon an estimated fair market value of $11 per share for the underlying common stock, we will recognize approximately $6.7 million of compensation expense over the option vesting period. Due to the terms of the vesting, compensation expense will be accelerated in the early years and is expected to result in the recognition of approximately $600,000, $3.2 million, $1.7 million, $900,000 and $300,000 of expense for the years ended December 31, 1999, 2000, 2001, 2002 and 2003, respectively.

         In November 1999, Retek Inc. granted stock options to certain directors, under its 1999 Directors Stock Option Plan, to purchase approximately 75,000 shares of its common stock. The options were granted at an exercise price of $10 per share. Based upon an estimated fair market value of $11 per share for the underlying common stock, Retek Inc. will recognize compensation expense of $12,500 and $62,500 during the years ended December 31, 1999 and 2000, respectively.

         OTHER (EXPENSE) INCOME, NET. Other expense for the third quarter of 1999 was $487,000 compared to other income of $666,000 in the third quarter of the prior year. Other expense for the first nine months of 1999 was $201,000 compared to other income of $1.7 million in the first nine months of 1998. Other income is comprised primarily of interest income earned on cash and investment balances, net of interest expense related to the 4.75% Convertible Subordinated Notes due 2003 (the "Notes"). HNC issued the Notes in February 1998. These decreases in other income were attributable primarily to a decrease in interest income as a result of lower cash and investment balances, which resulted in part from the Company's repurchase of 2.3 million common shares for $50.4 million during the first nine months of 1999. Contributing to the decrease in other income from the first nine months of 1998 compared to the first nine months of 1999 was a full quarter of interest expense related to the Notes in the first quarter of 1999 as compared to the same period in the prior year. This was partially offset by an increase in interest income related to the investment of the proceeds from the public offering in March 1998 of $100 million related to the Notes. Contributing to the decreases, to a lesser extent, were costs associated with the sale of accounts receivable during the third quarter of 1999.

         INCOME TAX PROVISION. The income tax provision was $3.8 million in the third quarter of 1999 and $3.7 million in the third quarter of 1998. The income tax provision was $8.3 million in the first nine months of 1999 and $9.4 million in the first nine months of 1998. These provisions are based on management's estimates of the effective tax rates to be incurred by the Company during those respective full fiscal years.

 LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities during the first nine months of 1999 was $16.9 million, which included net income before depreciation and amortization of approximately $22.0 million. Cash was further increased by decreases in deferred income taxes of $4.5 million and increases in accounts payable of $4.0 million, offset by an increase in accounts receivable of $12.9 million and decrease in accrued liabilities of $3.3 million. Net cash used in investing activities was $8.0 million during the first nine months of 1999, primarily due to purchases of debt investments available for sale of $61.4 million, offset by $30.5 million of maturities and $49.7 million of proceeds from the sales of debt investments available for sale. Contributing to the decrease in cash were acquisitions of property and equipment of $13.3 million, including expansions into new facilities by the financial solutions, insurance solutions and retail solutions segments, and purchases of equity investments of $13.7 million during the first nine months of 1999. Net cash used in financing activities of $39.9 million during the first nine months of 1999 was primarily related to the purchase of treasury stock of $50.4 million offset by net proceeds of $10.5 million from the issuance of common stock.

         At September 30, 1999, the Company had $108.1 million in cash, cash equivalents and investments. The Company believes that its current cash, cash equivalents and investments available for sale balances, borrowings under its credit facility and net cash provided by operating activities, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. The Company expects to invest approximately $15.2 million in capital assets, including computer equipment and building improvements during 1999. Management intends to invest the Company's cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities. A portion of the Company's cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies or data. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products, technologies or data. The Company has no present understandings, commitments or agreements with respect to any material acquisition of businesses, products, technologies or data.

         In May 1999, the Company and Qpass entered into a joint venture agreement pursuant to which each company obtained a 50% ownership interest in the newly formed entity, Selectpass Systems LLC, a limited liability company ("Selectpass"). Selectpass was formed to develop real-time point-of-sale services for online commerce, which will provide speed and convenience to online shoppers. The initial product, PowerWallet, manages online receipts and keeps track of site-specific user names, secure passwords and other shopping preferences. The Company is required to provide $1.0 million in funding and could be required to provide an additional $2.0 million in funding through May 2024.

YEAR 2000 COMPLIANCE

GENERAL
         It is generally anticipated that many organizations will experience operational difficulties at the beginning of the Year 2000 due to the fact that many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Significant uncertainty exists concerning the scope and magnitude of problems associated with the century change. As early as 1997, the Company had begun the process of planning and updating, in some cases, its earlier versions of existing software products. More recent versions of these same products as well as new products were developed with Year 2000 date processing in mind. To track performance of completing any remaining compliance work as well as to assess the Year 2000 issue more broadly, the Company developed a Year 2000 project plan.

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

CURRENT STATUS

         The Company completed the initial stage of its Y2k Project during 1998 by taking inventory of its more major software products, identifying the state of readiness for each and developing project plans for completing and implementing designed solutions. Based on the Company's assessment of its major software products, the Company believes that the current version of each is Year 2000 compliant. However, there can be no assurance that each such current version is fully Year 2000 compliant or that all of the Company's customers will install the Year 2000 compliant version of the Company's products in a timely manner, which could lead to failure of customer systems and product liability claims against the Company.

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

         Principally contracting primarily in US dollars and maintaining only nominal foreign currency cash balances mitigates the Company's foreign currency risks. Working funds necessary to facilitate the short term operations of the Company's subsidiaries are kept in the local currencies in which they do business, with excess funds transferred to the Company's offices in the United States for investment. For the three and nine month periods ended September 30, 1999, respectively, approximately 2.0% and 5.2% of the Company's sales were denominated in currencies other than the Company's functional currency, which is the US dollar. These foreign currencies are primarily those of Western Europe, Canada and Australia and were incurred by the retail solutions segment.

         The fair value of the Company's investments available for sale at September 30, 1999 was $85.0 million. The objectives of the Company's investment policy are the safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. The Company's policy is to place its cash, cash equivalents and investments available for sale with large financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also the Company's policy to maintain certain concentration limits and to invest only in certain "allowable securities" as determined by the Company's management. The Company's investment policy also provides that its investment portfolio must not have an average portfolio maturity of beyond one year and that the Company must maintain certain liquidity positions. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars.

PART II - OTHER INFORMATION

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27.01    Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HNC SOFTWARE INC.

Date:  November 15, 1999         By:  /s/ Raymond V. Thomas
                                     -------------------------------------------
                                     Raymond V. Thomas
                                     Vice President, Finance & Administration
                                     and Chief Financial Officer

                                     (for Registrant as duly authorized officer and as Principal Financial Officer)

                                  EXHIBIT INDEX


           Exhibits
           --------
           27.01                    Financial Data Schedule