Form 10-K405
period 1999-12-31
HNC SOFTWARE INC/DE
filed 2000-03-24
CIK 945093

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

                         COMMISSION FILE NUMBER 0-26146

                                HNC SOFTWARE INC.
                  (OUR EXACT NAME AS SPECIFIED IN OUR CHARTER)

            DELAWARE                                  33-0248788
 (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

                5935 CORNERSTONE COURT WEST, SAN DIEGO, CA 92121
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 546-8877

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period if required), and
(2) has been subject to filing requirements for the past 90 days.

                                 Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price as reported on the Nasdaq Stock Market at February 29, 2000, was approximately $2,455 million. The number of shares of the Registrant's Common Stock outstanding at February 29, 2000 was 24,950,840 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Definitive Proxy Statement to be used in connection with the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.
================================================================================

                                TABLE OF CONTENTS

                                                                                                        PAGE NO.
                                                                                                        --------
                                                          PART I
Item 1.    Business.....................................................................................    2
Item 2.    Properties...................................................................................   26
Item 3.    Legal Proceedings............................................................................   26
Item 4.    Submission of Matters to a Vote of Security Holders..........................................   26
           Executive Officers...........................................................................   27

                                                         PART II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters....................
                                                                                                           29
Item 6.    Selected Consolidated Financial Data.........................................................   29
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations........
                                                                                                           29
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...................................   29
Item 8.    Financial Statements and Supplementary Data..................................................   30
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.........
                                                                                                           30

                                                         PART III
Item 10.   Directors and Executive Officers of the Registrant...........................................   31
Item 11.   Executive Compensation.......................................................................   31
Item 12.   Security Ownership of Certain Beneficial Owners And Management...............................   31
Item 13.   Certain Relationships and Related Transactions...............................................   31

                                                         PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports On Form 8-K..............................   31

HNC SOFTWARE INC. TRADEMARKS

PROFITMAX-Registered Trademark- IS OUR REGISTERED TRADEMARK.
COMPADVISOR-TM- (FORMERLY CRLINK-TM-), EFALCON-TM-, CONtent MINING-TM-, Quaan-TM-, PMADVISOR-TM-, VERICOMP CLAIMANT-TM-, VERICOMP EMPLOYER-TM-, MIRA-TM-, AUTOADVISOR-TM-, AUTOLINK-TM-, ECMDIRECTOR-TM-, SPYDER-TM-, FALCON-TM-, FALCON EXPERT-TM-, FALCON SELECT-TM-, FALCON DEBIT-TM-, FALCON RETAIL-TM-, FALCON SENTRY-TM-, FALCON CHEQUE-TM-, EAGLE-TM-, CAPSTONE-TM-, CAPSTONE DECISION MANAGER-TM-, CAPSTONE STRATEGY MANAGER-TM-, CAPSTONE MODEL MANAGER-TM-, CAPSTONE STRATEGY REPORTER-TM-, PROFITMAX BANKRUPTCY-TM-, PROFITMAX PROFITABILITY-TM-, PROFITVISION-TM-, SELECTPROFILE-TM-, , MATCHPLUS-TM-, SELECTCAST-TM-, SELECTRESPONSE-TM-, SELECTRESOURCE-TM- AND SELECTPARTNERS-TM-ARE OUR TRADEMARKS. ALL OTHER TRADEMARKS OR TRADE NAMES REFERRED TO IN THIS FILING ARE THE PROPERTY OF THEIR RESPECTIVE OWNERS.

RETEK INC. TRADEMARKS

RETEK MERCHANDISING SYSTEM-TM-, RETEK DATA WAREHOUSE-TM-, RETEK ACTIVE RETAIL INTELLIGENCE-TM-, RETEK DEMAND FORECASTING-TM-, RETEK REPLENISHMENT OPTIMIZATION-TM-, RETEK TRADE MANAGEMENT-TM-, RETEK DISTRIBUTION MANAGEMENT-TM-, RETEK STORE OPERATIONS - RF-TM-, RETEK BEHAVIOR PROFILING-TM-, RETEK E-STORE-TM-, RETAIL.COM WEBTRAK-TM-, RETAIL.COM DESIGN-TM-, RETAIL.COM PRIVATE LABEL EXCHANGE-TM-, RETAIL.COM ASSORT-TM- AND RETAIL.COM INTELLIGENCE CENTER-TM-ARE RETEK'S TRADEMARKS.

Our World Wide Web site is located at both www.hnc.com and www.hncs.com, and investor information can be requested by calling our Stockholder Information Line at 1-800-396-8052. Information on our Website is not part of this Report.

We were founded in 1986 under the laws of California, and were reincorporated in June 1995 under the laws of Delaware. Our principal executive offices are located at 5935 Cornerstone Court West, San Diego, California 92121-3728, and our telephone number is (858) 546-8877.

                                     PART I

                  CAUTION REGARDING FORWARD-LOOKING INFORMATION

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS ABOUT POSSIBLE FUTURE EVENTS AND DEVELOPMENTS REGARDING HNC'S BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS, INCLUDING WITHOUT LIMITATION FORWARD-LOOKING STATEMENTS CONTAINED IN "ITEM 1 - BUSINESS," "ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK," AND ELSEWHERE. FORWARD-LOOKING STATEMENTS MAY, WITHOUT LIMITATION, BE IDENTIFIED BY WORDS SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "PLANS," "BELIEVES," "ESTIMATES," OR THE NEGATIVE OF THESE TERMS. READERS OF THIS ANNUAL REPORT ARE CAUTIONED THAT SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO MANY KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS, EVENTS, DEVELOPMENTS, ACHIEVEMENTS OR PERFORMANCE TO BE MATERIALLY DIFFERENT FROM THE RESULTS, EVENTS, DEVELOPMENTS OR PERFORMANCE EXPRESSED, IMPLIED OR CONTEMPLATED BY FORWARD-LOOKING STATEMENTS.

ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, EVENTS, DEVELOPMENTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, WE DO NOT ASSUME ANY DUTY TO UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS ANNUAL REPORT ON FORM 10-K TO CONFORM THESE STATEMENTS TO ACTUAL FUTURE RESULTS. IN THIS REPORT, HNC SOFTWARE INC. IS REFERRED TO AS "WE," "OUR," AND "HNC."

ITEM 1. BUSINESS

OVERVIEW
-------------------------------------------------------------------------------
We are a business-to-business software company that develops, markets, licenses and supports predictive software solutions for various service industries, including companies in the insurance, financial services, telecommunications, e-commerce, and retail industries. Our predictive software solutions help service industry companies manage and optimize their customer relationships. By analyzing high volumes of customer transactions in real-time, our predictive solutions help companies shift the decision-making process from a retrospective to prospective basis. The increasing conduct of e-business over the Internet increases the demand for analysis of large volumes of real-time information, which our products provide. Electronic customer interaction is necessary to manage and respond to customer activity and expectations in all markets.

INDUSTRY BACKGROUND

The widespread adoption of the Internet and e-commerce has created a new digital economy. Increasingly, relationships with customers are transitioning to depend on electronic interactions. Businesses must invest more resources in acquiring customers. At the same time, customers have a variety of purchasing options and are only a click away from the competition. With customer acquisition costs rising and switching costs falling, there is an accelerated demand for the ability to analyze information concerning customer transaction patterns to enable companies to respond appropriately to customer needs and predict customer activity. In addition, there is an expanding recognition that tools, applications and services can help organizations better understand and retain their customers, and build relationships over the Internet.

Today's competitive e-business environment has forced many service industry companies to increase business efficiency while improving their flexibility and responsiveness to changing market conditions. Consequently, these companies continue to make significant investments in technology solutions designed to manage and analyze information. However, the Internet economy demands companies maintain a competitive edge by reducing their time-to-market and quickly deploying sophisticated, traditionally expensive systems.

We plan to respond to this market demand by increasingly offering our predictive solutions through an Applications Service Provider, or ASP, business model. Shared resources, scalability and the ability 24 hours a day, 7 days a week to offer large and mid-sized companies the full benefits of leading enterprise applications while minimizing associated challenges are benefits of the ASP product delivery model. Use of an ASP service enables customers to gain access to new application environments without significant up-front investments and to better manage information technology costs by reducing total cost of ownership.

Our business is currently organized into the following segments: the Service Industries Group, which includes HNC Insurance Solutions, or IS, HNC Financial Solutions, or FS, and HNC Telecommunications Solutions, or TS; eHNC Inc., or eHNC; and Retek Inc., or Retek. Each of these segments is a business unit that is responsible for its own strategic development, marketing, customer development and support, and finance and accounting functions.

-    SERVICE INDUSTRIES GROUP

     Our Service Industries Group delivers solutions to the insurance, financial services and telecommunications markets. Our products use intelligent, real-time analysis of information to provide value to service industry companies in these markets, who have large quantities of customers and high volumes of transaction data. Our predictive solutions optimize interactions with customers over the life cycle of the customer relationship, including customer acquisition, account management, customer service, marketing and risk-management.

       INSURANCE SOLUTIONS
       We develop software solutions for the insurance industry that are designed to enable our customers' to reduce costs and increase the effectiveness of their risk management strategy. Current product offerings focus on three areas: (1) reducing insurance claims costs by controlling amounts paid to medical service providers; (2) detecting fraud by claimants or plan sponsors; and (3) statistically evaluating claims reserve requirements. Our Insurance Solutions customers include insurance carriers, third-party administrators, state insurance funds, managed care organizations, preferred provider organizations, insurance industry trade groups, brokers, and other service organizations. We currently focus on the workers compensation, automobile insurance, and group heath segments of the insurance market.

       FINANCIAL SOLUTIONS
       We believe that Customer Relationship Management, or CRM, is critical to the continued success of business in the financial services industry in the 21st century. Financial institutions that can predict customer transaction patterns-- and make decisions based on those predictions in real-time-- should be better equipped to manage risk and cultivate long-term, profitable customer relationships. HNC Financial Solutions provides a suite of Predictive CRM products that addresses the customer-lifecycle management needs of financial institutions. Our real-time information technology is designed to help our customers understand THEIR customers at the individual and account level, predict transaction patterns based on that understanding, and structure actions and strategies to be consistent and profitable across all points of customer contact.

       TELECOM SOLUTIONS
       As a result of international deregulation, there has been an increase in competition and a convergence in communications companies' product offerings in the telecommunications industry. These offerings attempt to include diverse products such as local fixed-wire, long distance, wireless, Internet and paging services. Carriers must learn to compete in an environment of intense pricing pressures where telecommunications products and services are becoming commodities. We believe that differentiation and success in the telecommunications market will come from changing focus from products to customers. Our Telecom Solutions segment provides solutions that are designed to help carriers acquire more customers, enhance their relationships with existing customers and thereby retain customers for longer durations.

-    eHNC
     We organized eHNC Inc., or eHNC, during the third quarter of 1999, to help online merchants and merchant service providers increase sales and minimize risks through an ASP product delivery model. We are working to become one of the leading ASPs of the next generation e-commerce services that will facilitate increased consumer satisfaction and loyalty through real-time interaction management.

     Many of eHNC's solutions are marketed through merchant service provider, or MSP, e-commerce product offerings. MSPs use our product and service offerings to help their online merchant clients increase the profitability of millions of individual consumer relationships in real-time--before, during and after each sale. Our solutions analyze electronic interactions with consumers, and help online merchants understand, manage, forecast and recommend critical next steps in each consumer relationship. The goal is increased buy-through, reduced fraud, improved online consumer satisfaction and increased online merchant profitability.

-    RETEK
     Our Retek Inc. subsidiary, or Retek, completed its initial public offering in November of 1999 and, as of March 1, 2000, we owned approximately 86% of Retek's outstanding common stock. Retek provides Internet-based, business-to-business software solutions for retailers and their trading partners. Retek's software solutions enable retailers to use the Internet to communicate and collaborate efficiently with the suppliers, distributors, wholesalers, logisitics providers, brokers, transportation companies, consolidators, and manufacturers. Retek's solutions are rapidly deployable, highly scalable, retail industry focused, and incorporate technology that predicts customer demand and transaction patterns. Retek seeks to further enhance the ability of retailers to interact with their supply chain partners through retail.com, which we believe is the first electronic commerce network providing collaborative business-to-business software solutions to the retail industry.

STRATEGY
-------------------------------------------------------------------------------
-    PROVIDE SHAREHOLDER VALUE
     We continue to evaluate ways to deliver increased shareholder value. On November 17, 1999, our Retek subsidiary completed the initial public offering of its common stock. We currently own approximately 86% of Retek's outstanding shares. We have announced our intention to distribute all of these shares in a tax-free spin-out to our stockholders as a dividend at a future date, currently anticipated to be in the summer of 2000, subject to a favorable revenue ruling from the Internal Revenue Service and other conditions, including approval of our Board of Directors. However, we have no obligation to carry out this spin-off of Retek. We expect the benefits of this potential spin-off to:

     -     Allow both HNC and Retek to have greater strategic focus;

     - Enable the separate companies to provide focused employee incentives and provide greater accountability; and

     - Improve the speed and responsiveness of both companies in their different markets.

     We formed eHNC Inc. to exploit technologies used to develop e-commerce CRM product and service offerings. In 1999, eHNC signed significant customer agreements with such businesses as Amazon.com, eBay and Circuit City, and made significant investments in product development, product marketing initiatives and grew its employee base by more than 60% in the last quarter of 1999.

-    DEVELOP INTERNET-CENTRIC POSITIONING
     As CRM, e-commerce and Web portal models continue to converge, we are expanding our position in the new Internet economy at both a corporate and segment level. For example, Retek evolved from a `best-of-breed' ERP packaged solutions vendor in the retail industry, to also include business-to-business Web portal delivering services to `clicks-and-mortar' retailers through an ASP product delivery model. eHNC is positioned to provide next-generation e-commerce customer interaction management services. The Insurance segment entered into an agreement with Healtheon/Web MD to create the first e-commerce network enabling property and casualty insurers and providers to process and manage medical claims via the Internet.

- EXPAND DELIVERY OF OUR SOLUTIONS THROUGH APPLICATION SERVICE PROVIDER, OR ASP, MODEL

     The explosion in the amount of data available, and the business need to convert that data to actionable information in real-time creates an accelerated demand for the high-speed, transactional analysis our offerings provide in order to maximize the value of every customer interaction. We are capitalizing on this trend by transitioning to the ASP product delivery model to expand the reach of our businesses in the markets we serve. We can offer scalable, cost-efficient, per-use customer interaction management services in an ASP environment for customer acquisition, customer service and risk management, with the same reliability and functionality of our conventional analytical solutions.

     We plan to expand our portfolio of predictive software solutions through an ASP strategy to create new opportunities and efficiencies for services industry companies in the insurance, financial services, telecommunications and e-commerce markets. For example:

     - We plan to provide our customer management and customer profitability suites to small and mid-sized companies by offering these intelligent solutions as ASP services.

     - Large organizations may also benefit from our ASP services by reducing their information technology investment and leveraging the most up-to-date technologies available on a real-time, Internet-connected basis.

     - We also seek to enter into relationships with other ASP and Internet portals to include our predictive intelligence in their product and service offerings.

     Our strategic focus is to grow our recurring revenue base, both through long-term license and support agreements, as well as through our transaction-based usage fees arising from our ASP product delivery model. Our management team anticipates that the transition to an ASP product delivery model will enhance our recurring revenue stream.

-    DEVELOP DEPTH AND BREADTH OF PRODUCTS
     Historically, we have applied our core predictive technology to the domain knowledge of companies we have acquired in order to introduce new products. For example, in 1996 we acquired Risk Data, a developer of decision systems in the workers compensation insurance industry. By combining Risk Data's insurance expertise with our fraud detection technology, we developed VeriComp to identify employer fraud in the workers compensation industry. Recently, our Insurance Solutions segment further extended the reach of this application by signing an agreement with Healtheon/WebMD to make sophisticated fraud detection capabilities available through the Healtheon/WebMD Internet platform. In addition, after acquiring the ATACS telecommunications product line, we introduced a suite of solutions with embedded predictive technologies designed to detect fraud in the telecommunications market.

     Customers rely heavily on our predictive solutions to anticipate and react to rapidly changing business conditions. Our core technology serves as a platform upon which expanded solutions can be developed. For example, our first predictive solution, Falcon, was a credit/debit card fraud detection system for monitoring individual credit card accounts and debit card activity. By adapting the core technology developed for Falcon, we expanded its fraud detection capabilities in 1999 to encompass fraud detection on the Internet in our eFalcon product and in telecommunications with our tFalcon product, as well as checking account fraud in our Falcon Cheque product.

     We intend to continue to develop new solutions and applications based on existing technology and product platforms. In addition, from time to time we evaluate potential acquisitions of other businesses, products and technologies.

-    GROWTH THROUGH ACQUISITIONS
     We intend to expand the markets we serve and enhance our technology development through strategic acquisitions. We have made several acquisitions to expand our product offerings in our target markets. In 1999 and 1998, we acquired WebTrak Ltd., Practical Control Systems Technologies, Inc., now Retek Inc., Financial Technology, Inc., and the Advanced Telecommunications Abuse Control System, or ATACS, product line. In 1997 we acquired CompReview, Inc. We expect to continue to consider making acquisitions of businesses, products and technologies as a means to expand our product offerings for existing and new target markets. For example, during the first quarter of 2000, we acquired the following businesses: The Center for Adaptive Systems Applications Inc., or CASA, and Advanced Information Management Solutions, Inc., or AIM, two companies that address cross-marketing of products to credit card users. Onyx Technologies, or Onyx, is a company that deploys an ASP platform for solutions used by telecommunications and certain financial companies.


MARKETS AND PRODUCTS
-------------------------------------------------------------------------------
We market predictive software products that provide specific solutions for each of the insurance, financial services, telecommunications, e-business, and retail markets. Revenues from three products, CompAdvisor, Retek Merchandising System and Falcon, accounted for 46.5 % of our total revenues in 1999. See "Risk Factors -- A Substantial Portion of our Revenues in Each of our Target Markets are Derived From One Product or Product Line."

-    SERVICE INDUSTRIES GROUP  MARKETS AND PRODUCts

     INSURANCE SOLUTIONS
     We offer, and continue to develop, products for the insurance market. These products are targeted to insurance carriers, insurance providers, managed care organizations, state insurance funds, third-party administrators and large, self-insured employers. We have developed predictive software solutions that address the containment of the medical costs of workers' compensation and automobile accident insurance claims, workers' compensation loss reserving, workers' compensation fraud, managed care effectiveness and provider effectiveness. These solutions, CompAdvisor, AutoAdvisor, MIRA, PMAdvisor, VeriComp Claimant and VeriComp Employer, eCM Director and SPYDER allow our customers to analyze medical bills, estimate insurance loss reserves, compare medical treatments and procedures, reduce fraud losses and streamline operations.

     HNC's Insurance Solutions provides the following solutions:

     ------------------------- -----------------------------------------------------------------------------------------------------
            PRODUCT                                                         PRODUCT DESCRIPTION
     ------------------------- -----------------------------------------------------------------------------------------------------
     CompAdvisor               The CompAdvisor bill review engine controls the cost of workers' compensation claims by conforming medical providers' charges to state-required limits.
     ------------------------- -----------------------------------------------------------------------------------------------------
     AutoAdvisor               The AutoAdvisor bill review engine controls the cost of personal  injury and other  casualty risks associated with automobile insurance claims by conforming medical providers' charges to state-required limits.
     ------------------------- -----------------------------------------------------------------------------------------------------
     MIRA                      MIRA automatically determines workers compensation claim loss reserves by applying statistical predictive methods to derived and historical data gathered from insurance carriers, third-party administrators and state insurance funds throughout the United States.
     ------------------------- -----------------------------------------------------------------------------------------------------
     PMAdvisor                 PMAdvisor supports the determination of the appropriateness of physical medicine (primarily chiropractic and physical therapy) utilization for claims payers. PMAdvisor analyzes the number of visits and type of treatment based on diagnosis and severity of the injury to identify chiropractic and physical therapy claims that exceed appropriate treatment guidelines.
     ------------------------- -----------------------------------------------------------------------------------------------------
     VeriComp Claimant &       The VeriComp Claimant and VeriComp Employer systems identify fraudulent or abusive claimant or
     VeriComp Employer         employer transaction patterns.
     ------------------------- -----------------------------------------------------------------------------------------------------
     eCM Director              eCM Director supports automated  identification  of claims that would benefit from case management.
     ------------------------- -----------------------------------------------------------------------------------------------------
     SPYDER                    SPYDER provides a fraud and abuse containment system for group insurance providers such as nationalized government insurance plans, Medicaid and Medicare agencies and commercial insurers.
                               SPYDER detects emerging, as well as known, fraud schemes before they result in extensive losses.
     ------------------------- -----------------------------------------------------------------------------------------------------

     FINANCIAL SOLUTIONS
     Financial organizations seek to provide more personal service to their customers to differentiate their services from those of their competitors. They are implementing CRM with the strategic goals of the acquisition, retention, extension, and selection of customers. But financial organizations must achieve these objectives while managing more risk than other industries. To do that, they must take advantage of every bit of information about their customers, including the new data that comes in with every transaction. HNC Financial Solutions provides a suite of Predictive CRM-enabling products to the financial services market. According to estimates by the Tower Group, the market for CRM in financial services is expected to reach $1.9 billion this year.

     Our predictive solutions include the Falcon fraud detection family, the ProfitMax account optimization family, and SelectProfile-TM- for marketing automation. Our Capstone suite of enterprise-wide, configurable platforms provides flexible decision flow management, while ProfitVision provides profitability analysis. Integration of the real-time, transaction-based predictive applications on the same decision platform allows a financial services firm to manage its customer relationships from acquisition to profitability.

     HNC Financial Solutions provides the following solutions:

     ----------------------------------- -------------------------------------------------------------------------------------------
                PRODUCT                                                           PRODUCT DESCRIPTION
     ----------------------------------- -------------------------------------------------------------------------------------------
     FALCON PRODUCT LINE                 Falcon products are neural  network-based  solutions that examine  transaction,  cardholder
     Falcon                              and  merchant  data to detect a wide  range of  credit/debit  card and check  fraud.  Using
     Falcon Expert                       predictive software techniques,  Falcon captures  relationships and patterns that often are
     Falcon Debit                        missed by traditional methods of detecting suspicious transactions.
     Falcon Cheque
     Eagle
     ----------------------------------- -------------------------------------------------------------------------------------------
     CAPSTONE PREDICTIVE CRM SUITE       Capstone Decision Manager is a high-speed, intelligent platform for automating complex
     Capstone Decision Manager           decision processes our customers make regarding consumers in every financial environment--
     Capstone Strategy Manager           from new account acquisition to collections. Capstone Strategy Manager is an account
     Capstone Model Manager              optimization decision platform for defining and implementing management strategies for customer management at both account and portfolio level--in one business area or across the financial services enterprise. Capstone Model Manager enables the easy deployment of scoring models into the decision-making process. All platforms integrate with existing operations for flexibility, operational efficiency, and effective profitability management.
     ----------------------------------- -------------------------------------------------------------------------------------------
     ProfitMax Profitability             ProfitMax Profitability enables real-time authorization decisions by  using  neural networks,  expert rules and our cardholder transaction patterns profiling  technology to analyze the expected profitability of each account in a card issuer's portfolio using the issuer's definition of financial profit.
     ----------------------------------- -------------------------------------------------------------------------------------------



     ----------------------------------- -------------------------------------------------------------------------------------------
     ProfitVision                        ProfitVision  is an  enterprise-wide  profitability  analysis  system.  It  incorporates an interface  to core  accounting  systems  and helps  ensure the  accuracy  of  profitability measurement.
     ----------------------------------- -------------------------------------------------------------------------------------------
     SelectProfile                       SelectProfile is a predictive customer relationship management service that uses transaction data to automatically segment cardholders for targeted marketing programs, such as fee-based service offers.
     ----------------------------------- -------------------------------------------------------------------------------------------

     TELECOM SOLUTIONS
     HNC Telecommunications Solutions is focused on assisting telecommunications carriers manage their customer acquisition, portfolio of customers, customer interactions, and marketing strategy and planning. Our products are based on our expertise in real-time profiling, neural networks and decision engines. Our products are designed to help carriers optimize customer interactions, better manage risks, and maximize customer value.

     Our Application Decision Management provides a customer acquisition analysis and integration solution. Our Application Fraud Management, Credit Card Fraud Management, Subscription Fraud Management and Technical Fraud Management products provide our customers with the ability to access and optimize the quality of THEIR customer portfolio and customer interactions.

     Our Churn Risk Management product enables our customers to more effectively formulate market and business strategies based upon real-time customer profile analysis.

     HNC Telecom Solutions segment provides the following solutions:

     ----------------------------------------- -------------------------------------------------------------------------------------
               SOLUTION                                                                SOLUTION DESCRIPTION
     ----------------------------------------- -------------------------------------------------------------------------------------
     Application Decision Management           Application Decision Management automates the new account process and enables carriers to process more credit card applications per month, reduce headcount and assign customers the most appropriate service-plans. The solution functionality can be delivered in either an in-house or ASP environment. The suite of components includes a credit verification and risk assessment system and several systems for accepting applications on an automated basis via telephone, the Web, or personal digital assistants.
     ----------------------------------------- -------------------------------------------------------------------------------------
     Application Fraud Management              HNC enables  carriers to reduce bad debt expense through improved  Application  Fraud
                                               Management. The solution functionality is delivered via Equifax Gemini Verify
                                               Score, a neural network-based solution that is built from Equifax consumer credit and SAFESCAN data. The solution ensures identity authentication during the customer acquisition process.
     ----------------------------------------- -------------------------------------------------------------------------------------
     Credit Card Fraud Management              Credit Card Fraud  Management  enables  carriers to deal with the growing  problem of reducing charge-back and reversal costs associated with receiving payment with a fraudulent credit card when the credit card is not physically present at the time of the transaction. The product is a version of eFalcon tailored for the telecommunications industry.
     ----------------------------------------- -------------------------------------------------------------------------------------
     Subscription Fraud Management             Subscription Fraud Management helps carriers reduce losses associated with customers that apply for and receive service with no intention to pay. The solution utilizes HNC's profiling engine and advanced predictive models to quickly and accurately detect subscription fraud. HNC's decision rules engine is used to determine and execute the most appropriate treatments to counter-act predicted fraudulent activity.
     ----------------------------------------- -------------------------------------------------------------------------------------
     Churn Risk Management                     Churn Risk Management helps telecommunications carriers increase revenues by improving customer retention. Churn risk is predicted using HNC's profiling engine and advanced predictive models. The appropriate churn-prevention treatments are  determined and executed using HNC's decision rules engines.
     ----------------------------------------- -------------------------------------------------------------------------------------
     Technical Fraud Management                Technical Fraud Management enables carriers to reduce bad debt expenses related to fraudulent use of their network. HNC's Technical Fraud Management solution incorporates profile modeling to build cases for suspected fraudulent activity and includes a browser-based case manager to monitor and take action on potentially fraudulent transactions. Neural network models are used to automatically prioritize cases and prompt investigations of those with the highest probability of being fraudulent.
     ----------------------------------------- -------------------------------------------------------------------------------------

-    INTERNET MARKET AND PRODUCTS (eHNC)
     The growth of e-commerce continues to expand as the Internet has become the standard medium for electronic business-to-business commerce. Jupiter forecasts that U.S. online shopping spending will reach $78 billion in 2003, up from $7.8 billion in 1998 and $14.9 billion in 1999, fueled by a surge in the online user population, heightened merchant activity, and increased consumer comfort with online purchasing. The growth of e-commerce and the recent surge of venture-funded companies establishing commercial Web sites reflects increased consumer demands and expectations. These increases create a growing business demand for real-time, intelligent customer interaction management solutions.

     Our e-commerce services are based on proven, advanced technologies, including proprietary Content Mining and Data Mining technology, neural networks and Context Vector data models, that "learn" relationships between unstructured information and real-time actions. Predictive software solutions protect e-commerce merchants from the high costs of Web-based credit card fraud. Additionally, Web sites can use our predictive software solutions to target consumers with relevant offers, based on their specific historic transaction patterns. This approach boosts sales by promoting products to those customers most likely to buy them, which benefits both customers and retailers.

     Our e-commerce product offerings fall into three categories: Internet Fraud Detection and Management Solutions, Customer Service and Support Applications, and Personalization Applications.

     In 1999, we made significant investments in product development, launching eFalcon (an Internet Fraud Detection and Management solution), a real-time fraud protection service for e-commerce that enables Internet merchants and their service providers to detect and manage the risk of Internet credit card fraud. In March 2000, we launched Quaan (a Customer Service and Support Applications solution), an intuitive Web self-help search engine for online customer queries.

     In 1999, we gained several leading online customers including Amazon.com, eBay and Circuit City, and we launched new product marketing initiatives, including the expansion of strategic relationships with other leading companies such as Komatsu Soft Ltd., and Xuma.

     Since eHNC was founded in the third quarter of 1999, its employee base has grown by more than 100 percent. eHNC markets its services through a direct sales force with offices located in Northern and Southern California, Texas, and Massachusetts. as well as through our merchant service provider channel partners such as iCOMS, ShopNow.com, Signio (VeriSign), and CyberCash, who make eHNC's solutions available to their nearly 60,000 online merchants.

     Internet Fraud Detection and Management Solutions:

     ------------------------- -----------------------------------------------------------------------------------------------------
                PRODUCT                                             PRODUCT DESCRIPTION
     ------------------------- -----------------------------------------------------------------------------------------------------
     eFalcon Internet          eFalcon is an ASP-based risk management service that nables a merchant tominimize the risk arising
     Risk Management           from accepting credit card payments in online transactions in which no card or signature is physically presented to the merchant. Credit cards are the dominant form of payment mechanism in online transactions. Card payment processing rules state that unless a merchant obtains a physical signature from the consumer who is buying the good or service, the merchant is entirely responsible for the financial loss of the transaction if something goes wrong. A consumer dispute of a credit card charge is called a "chargeback", and if the volume of chargebacks as a percentage of total credit card sales exceeds a certain threshold, a merchant's bank can terminate that merchant's ability to process credit card transactions. This poses a significant problem for online merchants today.

                               eFalcon  is an ASP  service  that  helps a  merchant  manage the risks of accepting  credit card transactions  without  a  signature.  It  uses  sophisticated neural networks, scores and rules--
                               technologies developed for our Falcon product--to distinguish between legitimate shoppers and fraudulent purchases.
     ------------------------- -----------------------------------------------------------------------------------------------------

     Customer Service and Support Applications:

     ------------------------- -----------------------------------------------------------------------------------------------------
                PRODUCT                                             PRODUCT DESCRIPTION
     ------------------------- -----------------------------------------------------------------------------------------------------
     Quaan                     Quaan is an intuitive self-help search engine for online customer queries. Quaan, which means
     Q&A Search                "interconnected" in Chinese and is an acronym for Question and Answer, is a Web site self-service solution for  business-to-business  and  business-to-consumer  companies that helps them deliver,  in real-time,  more accurate answers to consumer questions,  which can be asked in natural language,  or
                               "plain English." Quaan also supports Japanese, French and German languages for greater global interconnectivity.
     ------------------------- -----------------------------------------------------------------------------------------------------
     SelectResponse            SelectResponse immediately responds to incoming customer inquiries via email, the Web, chat room or
     E-mail Response           call centers using an existing knowledge base of technical support and FAQ documents. When appropriate, SelectResponse will alternatively route messages to specific departments or individuals based on the content of the message, include top-level summaries and categories to speed the review process, suggest what to include in the response, and auto-respond to the message
     ------------------------- -----------------------------------------------------------------------------------------------------

     Personalization Applications:

     ------------------------- -----------------------------------------------------------------------------------------------------
                PRODUCT                                             PRODUCT DESCRIPTION
     ------------------------- -----------------------------------------------------------------------------------------------------
     Offer Targeting           Designed for high-volume online retailers, Offer Targeting delivers one-on-one personalization technology.  Using neural network technology, Offer Targeting  analyzes an individual shopper's interests and transaction patterns to determine other complementary products he or she may be interested in. Using analyzed interests coupled with previous transaction patterns, Offer Targeting can up-sell, cross-sell, provide insights about groups of customers and predict future purchasing transaction patterns.
     ------------------------- -----------------------------------------------------------------------------------------------------
     Form-Fill                 Form-Fill is a service provided to digital "wallet" vendors and merchants. Currently, most online merchants require customers to fill out information forms as a pre-condition to a sale. Our patented context vector  technology  equips the Form-Fill  service to read any Web-form and complete it, using free-form text analysis and processing.  Applying our adaptive learning technology, Form-Fill learns with each interaction and applies that knowledge to future  transactions so that the more a customer uses Form-Fill service (via a digital  wallet), the more powerful this tool becomes. The eHNC
                               Form-Fill service is universal and works on any Web site. It automatically tracks all merchant-specific  information, including reward codes, affinity programs, and site-specific user names and passwords. The Form-Fill service does not require any action on the part of the merchant, and therefore can be used for almost all e-commerce transactions.
     ------------------------- -----------------------------------------------------------------------------------------------------

-    RETAIL MARKET AND PRODUCTs
     Retek has developed and deployed both traditional applications software and Internet-based, business-to-business software solutions that address the entire retail operation. Retek's software solutions allow retailers to effectively manage their demand and supply chain processes, getting the right product in the right place at the right time at the right price. Retek's principal software solutions consist of four integrated, but independently deployable, components, which are accessed via an Internet browser and can be hosted by an individual organization or Applications Service Provider.

     Transaction Solution is Retek's core suite of retail business applications providing comprehensive operational management tools. The Internet-based design of these solutions helps reduce the cost of supporting store employees, while improving customer service.

     --------------------------- ---------------------------------------------------------------------------------------------------
                PRODUCT                                               PRODUCT DESCRIPTION
     --------------------------- ---------------------------------------------------------------------------------------------------
     Retek Merchandising         The Retek Merchandising System provides inventory control and
     System                      merchandise management functions that support the retail process.
     --------------------------- ---------------------------------------------------------------------------------------------------
     Retek                       Enables retailers to manage the global import process.
     Trade Management
     --------------------------- ---------------------------------------------------------------------------------------------------
     Retek Distribution          Automates the entire warehousing process.
     Management
     --------------------------- ---------------------------------------------------------------------------------------------------
     Retek                       Store Operations Electronically links store employees to corporate data through radio-frequency hand-held devices and high-speed intranets.
     --------------------------- ---------------------------------------------------------------------------------------------------

     Decision Support Solution is Retek's suite of job-specific data analysis and exception management tools. Retailers can analyze large volumes of customer sales and supplier performance data by using the packaged data warehouse software, which allows rapid deployment and return on investment.

     --------------------------- ---------------------------------------------------------------------------------------------------
                PRODUCT                                               PRODUCT DESCRIPTION
     --------------------------- ---------------------------------------------------------------------------------------------------
     Retek Data Warehouse        Provides flexible, job specific tools to assist retailers in utilizing and analyzing their data to effectively manage their business and share key information with suppliers.
     --------------------------- ---------------------------------------------------------------------------------------------------
     Active Retail               Generates and distributes rule-based exception reports and enables responses, including automated
     Intelligence                responses, to the exceptions to produce rapid resolution of performance problems.
     --------------------------- ---------------------------------------------------------------------------------------------------


     Predictive Solution is Retek's suite of predictive technologies designed to analyze the huge volume of customer sales and supplier performance data, optimizing the demand and supply chains to minimize inventory costs and maximize sales.

     --------------------------- ---------------------------------------------------------------------------------------------------
                PRODUCT                                               PRODUCT DESCRIPTION
     --------------------------- ---------------------------------------------------------------------------------------------------
     Retek Behavior Profiler     Enables retailers to cluster and segment their customer and market basket data, uncovering meaningful and valuable relationships between products and customers.
     --------------------------- ---------------------------------------------------------------------------------------------------
     Retek Demand Forecasting    Moves beyond traditional time-series techniques to tie events and causal factors, such as promotions, to daily forecasts of individual product demand at each store or selling channel.
     --------------------------- ---------------------------------------------------------------------------------------------------
     Retek Replenishment         Uses optimization and simulation techniques to set up and maintain efficient inventory
     Optimization                replenishment systems.
     --------------------------- ---------------------------------------------------------------------------------------------------

     Business-to-Business Collaborative Solution is Retek's suite of software solutions that supports specific retail business processes and is provided on retail.com, a business-to-business electronic commerce network for the retail trading community that Retek began operating in September 1999. The network is designed to provide a single point of access for all members of the retail supply chain and offer a broad range of software solutions that enable a rich and collaborative information exchange between retailers and their trading partners.

     --------------------------- ---------------------------------------------------------------------------------------------------
                PRODUCT                                               PRODUCT DESCRIPTION
     --------------------------- ---------------------------------------------------------------------------------------------------
     retail.com WebTrak          Enables users to publish and share a critical path on the Internet, improving collaboration and effectively shortening time scales and reducing costs.
     --------------------------- ---------------------------------------------------------------------------------------------------
     retail.com Design           Provides an interactive network to parties involved in the product design process, reducing product development times and improving efficiency.
     --------------------------- ---------------------------------------------------------------------------------------------------
     retail.com Private Label    Continues the collaboration process by making possible direct purchases from suppliers,
     Exchange                    competitive bids for desired products and participation in online exchanges.
     --------------------------- ---------------------------------------------------------------------------------------------------
     retail.com Assort           Powers Internet-based assortment planning leading to increased collaboration early in the buying/production process. Enhances a retailer's ability to properly serve stores and customers.
     --------------------------- ---------------------------------------------------------------------------------------------------
     retail.com                  Provides personalized information impacting retailers, including real time monitoring of external
     Intelligence Center         and internal events, market trends and performance management.
     --------------------------- ---------------------------------------------------------------------------------------------------

SALES & MARKETING
-------------------------------------------------------------------------------
We sell and market our software and services in North America, and internationally, through our direct sales organization, joint marketing, and distribution agreements. Our worldwide sales and marketing organization consisted of 184 employees as of December 31, 1999. The domestic sales staff is based at our corporate headquarters in San Diego, as well as in our United States field offices in California, Colorado, Connecticut, Georgia, Minnesota, Missouri, New York, Pennsylvania, Texas and Virginia. Internationally, we have field sales offices in Australia, Canada, France, Germany, Japan, Singapore, South Africa and the United Kingdom. To support our sales force, we conduct comprehensive marketing programs, which include direct mail, public relations, advertising, seminars, trade shows and ongoing customer communication programs. Our sales staff is generally product-based and is assigned a geographic territory.

-    SERVICE BUREAUS
     We have licensed First Data Resources, Inc., or First Data, and Electronic Data Services to act as service bureaus, providing an alternate channel of distribution for end-users of our Falcon product. We have also licensed First Data as a service bureau for our ProfitMax product. We generally assist our service bureau partners in the sales effort, often employing our direct sales force in the process. Our sales representatives earn a commission for service bureau sales in their territory. These service bureaus pay us monthly usage fees based on the volume of transactions processed.

     Our Insurance Solutions segment provides service bureaus for our insurance clients who prefer to outsource the administration of medical bill review and re-pricing. We also provide turnkey medical bill and PPO review service bureaus in three locations across the country.

-    INTERNATIONAL AND EXPORT ACTIVITY
     In 1999, 1998 and 1997, international operations and export sales (including sales in Canada) represented 23.2%, 23.1% and 18.9% of our total revenues, respectively. International sales result primarily from Falcon product sales and sales of Retek's retail products. We intend to continue expansion of our operations outside the United States, and to enter additional international markets, which will require significant management attention and financial resources. We have committed and continue to commit significant time and development resources to customizing our products for selected international markets, and to developing international sales and support channels. Our efforts to develop products, databases, and models for targeted international markets or to develop additional international sales and support channels may not be successful.

     International sales have additional inherent risks, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, the burdens of complying with a variety of foreign laws, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences and political and economic instability. Our international sales are currently primarily denominated in United States dollars, and a small portion is denominated in other currencies, including those of Western Europe, Canada and Australia. An increase in the value of the United States dollar relative to foreign currencies could make our products more expensive, and therefore potentially less competitive, in foreign markets. In the future, to the extent our international sales are denominated in local currencies, foreign currency translations may contribute to significant fluctuations in our business, financial condition and results of operations. The imposition of exchange or price controls or other restrictions on foreign currencies could also harm our business.

-    SALES CYCLE RISKS
     Due in part to the mission-critical nature of our applications, potential customers perceive high risk in connection with adoption of our products. As a result, customers have been cautious in making decisions to acquire our products. In addition, because the purchase of our products typically involves a significant commitment of capital, and may involve shifts by the customer to a new software and/or hardware platform, delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept new technologies that effect key operations. For these and other reasons, the sales cycle associated with the purchase of our products is typically lengthy, unpredictable and holds a number of significant risks over which we have little or no control, including customers' budgetary constraints and internal acceptance reviews. The sales cycle associated with the licensing of our products can typically range from 60 days to 18 months. As a result of the length of the sales cycle and the typical size of customers' orders, our ability to forecast the timing and amount of specific sales is limited.

-    COMPETITION
     The market for predictive software solutions is intensely competitive and is constantly changing. Competitors, many of which have substantially greater financial resources than we do, vary in size and in the scope of the products and services they offer. We encounter competition from a number of sources, including:

         (1) Other application software companies, including enterprise software vendors;

         (2) Management information systems departments of customers and potential customers, including financial institutions, insurance companies, telecommunications carriers and retailers;

         (3) Third party professional services organizations, including consulting divisions of public accounting firms;

         (4) Hardware suppliers that bundle or develop complementary software;

         (5) Network and telecommunications switch manufacturers, and service providers that seek to enhance their value-added services;

         (6) Neural-network tool suppliers; and

         (7) Managed care organizations.

     In the insurance market, we have experienced competition primarily from:
     National Council on Compensation Insurance, Corporate Systems, Inc. and CSC Incorporated. In the insurance fraud market, we have experienced competition primarily from HealthWatch, Inc., IBM (FAMS), VIPS (Stars), ITC, and Axios. In the workers' compensation and medical cost administration market, we have experienced competition from Ingenix, formerly known as Medicode, Inc., ReviewCo. and a division of Automatic Data Processing, Inc., or ADP, with regard to software licensing, and Concentra, Intracorp, and Corvel Corporation in the service bureau operations market. Additionally, we have faced competition from ADP, Corvel Corporation, and Mitchell Medical, in the automobile accident medical claims market.

     In the financial services market, we have experienced competition from Fair, Isaac & Co., Inc., Cogensys (a subsidiary of MYND, formerly Policy Management Systems Corporation), Federal National Mortgage Association, or Fannie Mae, Federal Home Loan Mortgage Corporation, or Freddie Mac, International Business Machines Corporation, or IBM, Nestor, Inc., NeuralTech Inc., Neuralware Inc., PMI Mortgage Services Co., VISA International, and others.

     In the telecommunications services market, we have experienced competition from Lightbridge, Inc., SystemsLink, billing vendors (such as Amdocs), Ectel, Ltd. (a subsidiary of ECI Telecom), switch manufacturers (such as Lucent Technologies), Basset Telecom Solutions, Hewlett Packard, Neural Technologies, and others.

     In the e-commerce market, we have experienced competition with Kana Communications, Brightware, eGain Communications, E.piphany, Inc., Exchange Applications, BroadVision, Ask Jeeves, Verity, MicroStrategy, CyberSource, Fair Isaac & Co., Nestor and others.

     In the retail market, we have experienced competition from JDA Software Group, Inc., SAP AG, PeopleSoft, Inc., IBM, Manugistics Group, Inc. and others. We expect to experience additional competition from other established and emerging companies, as well as other technologies. For example, our Falcon product competes against other methods of preventing credit card fraud, such as card activation programs, credit cards that contain the cardholder's photograph, smart cards and other card authorization techniques. Increased competition, whether from other products or new technologies, could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could negatively impact our margins, business, financial condition and results of operations.

-    PRICING IN THE MARKETPLACE
     We believe that most of our products are competitively priced when compared to our competitors' products. The market for our products is highly competitive, and we expect that we will face increasing pricing pressures from our current competitors and new market entrants. In particular, increased competition could reduce or eliminate premiums and cause further price reductions. In addition, competition could negatively impact our ability to obtain new long-term contracts and renewals of existing long-term contracts on favorable terms. Any reduction in the price of our products could negatively impact our business, financial condition and results of operations.

-    COMPETITIVE FACTORS
     We believe that the principal competitive factors affecting our markets include technical performance (for example, accuracy in detecting credit card fraud or evaluating workers' compensation claims), access to unique proprietary databases and product attributes like adaptability, scalability, interoperability, functionality, ease-of-use, product reputation, quality, performance, price, customer service and support, the effectiveness of sales and marketing efforts and our reputation. Although we believe that our products currently compete favorably with respect to these factors, we may not be able to maintain our competitive position against current and potential competitors, especially competitors with significantly greater financial, marketing, service, technical support and other resources.

     Some of our current competitors, and many of our potential competitors, have significantly greater financial, technical, marketing and other resources than we do, as well as broader integrated product lines. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can. They may also possess marketing advantages due to their ability to market integrated suites of related products that are vital to the customer's computing infrastructure. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. It is possible that new competitors or alliances among competitors may emerge and rapidly gain significant market share. Also, we rely upon our customers to provide data, expertise and other support for the ongoing updating of our models. Our customers, most of which have significantly greater financial and marketing resources than we do, may compete with us in the future or otherwise discontinue their relationships with us, or cease to provide us with critical data or support of our business, all of which could have a negative impact on our business.


CUSTOMER SERVICE & SUPPORT
-------------------------------------------------------------------------------
A high level of continuing maintenance, service and support is critical to maintaining the performance of our predictive software solutions. Service and support are also essential to our objective of developing long-term relationships with, and obtaining recurring revenues from, our customers. Our service and support activities are related to system installation, performance validation and ongoing consultation on the optimal use of our products.

-    MODEL AND RULE UPDATES
     Most of our product license agreements include periodic data, model and/or rule updates to maintain system performance. Our technical personnel generally assist the customer with installation of updates. We make commitments to update models and rules at varying intervals, from fixed times (for example quarterly and annually) to unscheduled times, provided the customer has met its commitments to provide data to us. The choice of data source is important to customers because data are the fundamental building blocks used to create accurate predictive models. We provide various models built on industry-specific or customer-specific data to meet individual application requirements. Customers and data suppliers provide us with historical transaction data for turnkey models, trend analyses and product updates. This combination of proprietary turnkey customized and user-developed models allows us to offer products that solve a broad range of predictive application problems.

-    EDUCATION
     We offer comprehensive education and training programs to our customers. We provide on-site training services associated with many of our products. Fees for education and training services are generally included in usage-priced products, but may be charged separately in other cases.

-    CONSULTING
     Our consultants are available to work with our customers' user application groups and information systems organizations. Customers that buy consulting services are usually planning large implementations or want to optimize performance of our products in their operating environments. Fees for consulting are generally included in usage-priced products, but may be charged separately in other cases.

TECHNOLOGY
-------------------------------------------------------------------------------
At the heart of our predictive software solutions lie two critical functions. The first of these is the ability to predict which individuals are most likely to exhibit certain critical business transaction patterns. Examples of these transaction patterns include fraud, payment delinquency, and responsiveness to cross-sell/up-sell. The second critical function is the ability to select an appropriate action to either encourage (in the case of a cross-sell) or discourage (in the case for delinquency) an individual's predicted transaction patterns.

Our key technologies are designed to perform one or both of these critical functions. Among those technologies are neural-network models, intelligent decision engines, profiles, traditional statistical models, business models, expert rules and context vectors.

In addition to current technologies, we strive to develop new and innovative technologies that enable new or expanded predictive software capabilities. Some of our longer-term projects are partially funded through contracts with the U.S. Government or members of the U.S. Intelligence Community.

-    NEURAL-NETWORK TECHNOLOGY
     The term "neural network" refers to a family of nonlinear, statistical modeling techniques, which were derived from the work of scientists engaged in understanding biological intelligence. While we are far from having a complete understanding of biological intelligence, the techniques proposed by these scientists have proven to be very useful in solving difficult, complex business and engineering problems. We have adopted many of these techniques in our predictive software solutions.

     We use neural-network techniques to build models of complex transaction patterns such as consumer credit card fraud. These models are created through a process called "training." Training involves exposing a large data set of examples of the transaction patterns to a neural network algorithm. Often hundreds of thousands to millions of examples are provided. The neural network processes this data to identify patterns in the data that are predictive of the transaction patterns being modeled. Once training is complete, the neural network uses these learned patterns to predict the probability that a new individual will exhibit the modeled transaction patterns. We have developed proprietary high-speed and parallel-processor boards to accelerate training and execution of our neural-network software.

     Although other statistical methods can be used, our neural-network technology distinguishes itself in its ability to build highly accurate models more rapidly than possible with other methods. This provides us with a significant competitive advantage in developing and deploying products. Further, our experience with neural-network technology has led to the development of proprietary methodologies for applying that technology to real-time, transaction-based business problems.

-    PROFILING TECHNOLOGY
     Many of our products operate on transactional data, such as credit card purchase transactions, or other types of data that change over time such as worker's compensations claims. In its raw form, this data is very difficult to use in model building for several reasons, including the following. First, a single transaction contains very little information about the transaction patterns of the individual that generated the transaction. Second, truncations change rapidly over time. Finally, this type of data can often be incomplete.

     To overcome these data problems, we have developed a set of proprietary techniques that transform raw transactional data into a format that is suitable for model building. We refer to this set of techniques as our profiling technology. As the name suggests, our profiling technology accumulates data across multiple transactions to create profiles of transaction patterns. Although these profiles are unintelligible to a human, they provide our neural-network models with the information needed to predict complex transaction patterns.

-    RULE-BASED TECHNOLOGY
     Predicting transaction patterns is only half the battle in determining how to best manage or interact with a customer. The other half involves optimizing the response or action, given the transaction patterns that have been identified and the corresponding predicted outcome. To provide this response optimization, our solutions combine specially trained neural-network models with rule-based techniques.

     Rules provide an effective method of capturing and applying such well-defined information as marketing strategies, corporate policies, and standard operating procedures. We have developed rule engines that operate efficiently in a real-time, transaction-oriented system. We believe that our combination of these rule engines with neural-network models represents a significant technological advantage over more traditional approaches to decision automation.

-    CONTEXT VECTOR TECHNOLOGY.
     Much of the information produced and used by the business world is in the form of text documents. Extracting this information and using it in predictive solutions has been very difficult with traditional analysis methods. This problem has been amplified by the huge increase in Internet usage, which generates an enormous amount of textual data. Our proprietary context vector technology solves many of the problems encountered in using textual data in predictive software solutions.

     Context vectors provide a means to encode textual information in a form that can be easily processed by computers. The basic idea is to associate a context vector with an object based on its textual description. For example, an online user can be described by the Web pages that he or she reads. An email is characterized by the text contained within it. Finally, a product can be identified by a textual description. Using our proprietary training algorithms, context vectors are assigned to objects in such a way that vectors for related objects will be closer together than vectors for unrelated objects. Thus, the problem of associating similar objects based upon a textual description is solved, by finding vectors that are closest to each other.

     Many text-processing problems can be solved using this technology. For example, traditional query and retrieval is nothing more than finding documents that are similar to the query. Other examples include: matching a Web user with a banner ad, associating an email with an automatic response, or recommending products that may appeal to an online buyer. When combined with our other technologies, such as neural networks and rule-based systems, we believe that context vectors can improve the performance of existing applications.

-    MARKET ACCEPTANCE RISKS
     Our success depends upon our ability to enter new markets by successfully developing new products on a timely and cost-effective basis. Our products often require customer data for decision model development and system installation. As a result, completion of new products (particularly new products for markets we are entering) may be delayed while we extract sufficient amounts of statistically relevant data and develop the models. During this development process, we rely on our potential customers in the new market to provide data and to help train our personnel in the use and meaning of the data in the specific industry. These relationships also assist us in establishing a market presence and credibility in the new market. These potential customers, most of which have significantly greater financial and marketing resources than we do, may compete with us in the future or otherwise discontinue their relationships with or support of us, either during development of our products or later on. If we fail to obtain adequate third-party support for new product development, our ability to enter new markets could be impaired, and as a result our business, financial condition and results of operations could be negatively impacted. See "Risk Factors -- We Must Keep Pace with Rapidly Changing Technologies."

-    RESEARCH & DEVELOPMENT
     Research and development expenses were $49.1 million, $32.7 million and $21.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. We believe that our future success depends on our ability to continually maintain and improve our core technologies, enhance our existing products, and develop new products that meet an expanding range of markets and customer requirements. We intend to expand our existing product offerings and to introduce new predictive software solutions. In the development of new products and enhancements to existing products, we use our own tools extensively. We traditionally relied primarily on internal development of our products. Based on timing and cost considerations, however, we have acquired, and in the future may consider acquiring, technology or products from third parties. For example, we acquired technology and products in connection with our acquisitions of CompReview in 1997, PCS, FTI and ATACS in 1998 and WebTrak in 1999. The expense associated with acquired technology and products is separately stated on our financial statements as acquired in-process research and development and not included in our research and development expenses above.

-    GOVERNMENT RESEARCH
     We strategically plan and execute our long-term research projects. In addition to funds allocated for research, we receive research contracts from a variety of sources, including the United States Government. Our Government and commercial contract customers have included the Defense Advanced Research Projects Agency, or DARPA, the United States Air Force, the Office of Naval Research, and several organizations within the U.S. Intelligence Community. We believe that these contracts augment our ability to maintain existing technologies and investigate new technologies that may or may not become part of our products. The United States Government typically retains intellectual property rights and licenses in the technologies we develop under research contracts directly or indirectly sponsored by the government, and in some cases can terminate our rights to these technologies if we fail to commercialize them on a timely basis. Historically, these contracts have not resulted in development of products contributing to our revenues in the fiscal year in which the research is performed, or in the following year. Two examples of our research projects are our Cortronics project and a drug development project, both described below.

     Our Cortronics project is a long-term research project that creates a computer model of regions of the cerebral cortex. The model views the cortex as many regions of associative memory that act in an episodic manner. We are training this model to recognize and associate patterns in text, speech and vision. For example, words or phrases can be represented by tokens of active neurons in the cortical regions. These tokens can then be associated with other tokens with the goal of creating a representation of the information content of a complete sentence. This is equivalent to text understanding by a computer. The objective of this work is to develop intelligent computing systems that are much more capable of interacting with and reasoning about their environments than current systems.

     We are also working with Isis Pharmaceuticals on a DARPA funded grant to develop the next generation of broad based antibiotics using a novel combination of our genetic data mining technologies (based in part on context vector technology) and Isis's Ribonucleic Acid, or RNA (which transcribes Deoxyribonucleic Acid--or DNA, the genetic code for heredity--into the basic proteins of which our cells are made), targeteD drug development expertise. While most conventional drugs target proteins that have been created by bacterial agents, the Isis/HNC approach targets RNA structures directly before they have had a change to create these proteins. Since RNA structures have significant similarities across species, it is postulated that by attacking RNA directly, we may be able to shut down the disease mechanism across a broad range of biological pathogens. We are contributing to this effort through the use of unsupervised statistical techniques that cluster similar DNA and RNA sub-sequences on the basis of similarity of statistical features. Some of the resulting sub-sequences are known from biological experiments to be important or useful as drug targets. By clustering sub-sequences, we help Isis focus attention on only those sub-sequences that are most likely to succeed as drug targets. The net result is faster discovery of life-saving drugs to counter a broad range of pathogens.

-    QUALITY CONTROL
     We perform all quality assurance and develop documentation internally. We intend to continue to support industry standard operating environments, client-server architectures and network protocols. Our specialists in neural network model development, software engineering, user interface design, product documentation and quality improvement are responsible for maintaining and enhancing the performance, quality and usability of all of our predictive software solutions. Our marketing group is responsible for authoring and updating all user documentation and other publications. See "Risk Factors -- We Must Keep Pace With Rapidly Changing Technologies."

-    TECHNOLOGY RISKS
     The market for our predictive software solutions is characterized by rapidly changing technology and improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems and database technology. Our success will depend upon our ability to continue to develop and maintain competitive technologies, enhance our current products and develop, in a timely and cost-effective manner, new products that meet changing market conditions, including evolving customer needs, new competitive product offerings, emerging industry standards and changing technology, such as the growth of Internet-based applications. We may not be able to develop and market, on a timely basis, or at all, product enhancements or new products that respond to changing technologies. We have previously experienced significant delays in the development and introduction of new products and product enhancements, primarily due to difficulties with model development, which has in the past required multiple iterations, as well as difficulties with acquiring data and adapting to particular operating environments. The length of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered.

-    INTELLECTUAL PROPERTY & OTHER PROPRIETARY RIGHTS
     We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights. We currently own nine issued United States patents and have eleven United States patent applications pending. We have applied for additional patents for our Falcon technology in Canada, Europe, and Japan. We have also applied for additional patents for our MIRA product in Australia, Canada and Europe.

     Our United States patents expire at dates that range from December 2008 to February 2016. Patents may never issue on our pending patent applications or on any future applications we submit. In addition, the patents we currently hold may not be upheld as valid and may not prevent the development of competitive products. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

     As part of our confidentiality procedures, we generally enter into invention assignment and proprietary information agreements with our employees and independent contractors and nondisclosure agreements with our distributors, corporate partners and licensees, and limit access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise to obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, to ensure that customers will not be negatively impacted by an interruption in our business, we place the source code for our products into escrow, which may increase the likelihood of misappropriation or other misuse of our intellectual property. Moreover, effective protection of intellectual property rights may be unavailable or limited in foreign countries, in which we have done and/or may do business.

     We have developed technologies for research projects conducted under agreements with various United States Government agencies or their subcontractors. Although we have acquired commercial rights to these technologies, the United States Government typically retains ownership of intellectual property rights and licenses in the technologies we develop under these contracts, and in some cases can terminate our rights to these technologies if we fail to commercialize them on a timely basis. In addition, under United States Government contracts, the results of our research may be made public by the government, which could limit our competitive advantage with respect to future products based on funded research.

     In the past, we have received communications from third parties asserting that our trademarks infringe upon other parties' trademarks, or that data we use is copyrighted by an independent third party, none of which has ever resulted in litigation or material losses to us. In November 1998, Nestor, Inc. filed a complaint against us, alleging that we are infringing upon a United States patent issued to Nestor. Nestor is seeking both a declaration that a United States patent issued to us is invalid as well as damages and injunctive relief. The complaint also seeks treble compensatory damages, punitive damages and injunctive relief for alleged violations of the Sherman Antitrust Act and the Rhode Island Antitrust Act. Nestor dropped its claim of patent infringement against us in January 2000. See "Item 3 - Legal Proceedings."

     As the number of software products increases and the functionality of these products further overlaps, we believe that software developers' risk of infringement claims will increase. Given our ongoing efforts to develop and market new technologies and products, we may receive claims from other third parties asserting that our products infringe upon their intellectual property rights. Licenses to disputed third-party technology or intellectual property rights might not be available on reasonable commercial terms, if at all. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, either as plaintiff or defendant, could result in significant expense to us, and divert the efforts of our technical and management personnel, whether or not litigation is resolved in our favor. As a result of an adverse ruling in any litigation, we might be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. In addition, a court might invalidate our patents, trademarks or other proprietary rights. In the event of a successful claim against us, and our failure to develop or license a substitute technology, our business, financial condition and results of operations would be negatively impacted.

EMPLOYEES
-------------------------------------------------------------------------------
As of December 31, 1999, we had 1,217 employees, including 622 in product development and support, 166 in customer service, 184 in sales and marketing, 90 in service bureau and 155 in finance, administration and management information systems. Most of our employees are located in the United States. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relationships are generally good.

Our success depends to a significant degree upon the continued service of our senior management and other key research, development, sales and marketing personnel. Only a small number of employees have employment agreements, and these agreements may not result in the retention of these employees for any significant period of time. In addition, we have recently experienced significant changes to our executive management team. Our President and Chief Executive Officer and our Chief Financial Officer were appointed in the fourth quarter of 1999, and have not previously held these positions with a public company. The new members of our management team may not work effectively together or with the rest of our management. In the past, we have experienced difficulty in recruiting a sufficient number of qualified technical and sales employees. In addition, particularly in the current highly competitive employment environment fueled by Internet start-up companies, competitors may attempt to recruit, and be successful in recruiting, our key employees. We may not be successful in attracting, assimilating, and retaining personnel.


RISK FACTORS
-------------------------------------------------------------------------------
OUR OPERATING RESULTS FLUCTUATE - Our revenues and operating results have varied significantly in the past. We expect fluctuations in our operating results to continue for the foreseeable future. Consequently, we believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance. It is possible that in some future periods our operating results may fall below the expectations of market analysts and investors, in this event the market price of our common stock would likely fall. Factors that affect our revenues and operating results include the following:

     - Failure of our target markets and customers to accept our products;

     - Delays in large orders from customers;

     - Decrease in recurring revenues;

     - The lengthy sales cycle of most of our products;

     - Our ability to successfully and timely develop, introduce and market new products and product enhancements;

     - The timing of our new product announcements and introductions in comparison with our competitors;

     - Changes in the mix of our distribution channels;

     - Changes in the level of our operating expenses;

     - Our ability to achieve progress and fulfill our obligations under percentage-of-completion contracts;

     - Our success in completing pilot installations within contracted fee budgets;

     - Competitive conditions in the industry, including the ability of certain Internet competitors to spend larger amounts to market their product and service offerings;

     - Domestic and international economic conditions;

     - Market conditions in our targeted markets;

     - Changes in prevailing technologies;

     - Acquisition-related expenses and charges;

     - Increased operating expenses related to the development of products for the Internet;

     - Our ability to recognize revenues in accordance with generally accepted accounting principles; and

     - Factors unique to our product lines.


 BECAUSE OUR PRODUCTS' SALES CYCLE IS LENGTHY AND UNPREDICTABLE OUR SALES AND MARKETING COSTS MAY INCREASE AND IT IS DIFFICUULT TO DETERMINE WHEN SALES WILL OCCUR - We cannot predict the timing of the recognition of our revenues accurately because of the length of our sales cycles. As a result, if sales forecasted from specific customers are not realized, we may be unable to compensate for the resulting revenue shortfall and our operating results would be harmed. The sales cycle to license our products can typically range from 60 days to 18 months. Customers are often cautious in making decisions to acquire our products, because purchasing our products typically involves a significant commitment of capital, and may involve shifts by the customer to a new software and/or hardware platform. Delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept our applications. We may incur substantial sales and marketing expenses and expend significant management effort while potential customers are evaluating our products and before they place an order with us. Consequently, if orders for our products are not received as anticipated, our operating results could be harmed.

SINCE WE MUST SUCCESSFULLY INTEGRATE RECENTLY ACQUIRED BUSINESSES AND MAY ACQUIRE BUSINESSES IN THE FUTURE WE MAY RISK BUSINESS DISTRACTION FROM OTHER CORPORATE GOALS -- We have acquired both businesses and product lines. In February 2000, we completed our acquisition of AIM. In March 2000, we acquired CASA and Onyx. We believe that our future growth depends, in part, upon the success of these and possible future acquisitions, and consequently we face the following risks:

 - We may not be able to successfully identify or acquire businesses on favorable terms, or integrate these businesses, products, services, or technologies into our own business;

 - We may in the future face increased competition for acquisition opportunities, which may inhibit our ability to complete suitable acquisitions and increase the costs of completing acquisitions;

 - The acquisitions of AIM, CASA and Onyx, as well as other potential future acquisitions, will require us to successfully manage and integrate the acquired businesses, which may be located in diverse geographic locations;

 - We may not be able to successfully develop and market products for new industries or for markets with which we may not be familiar;

 - We may not be able to coordinate, and possibly change, the diverse operating structures, policies and practices of the acquired companies and to successfully integrate the employees of the acquired companies into our organization and culture;

 - Despite due diligence reviews, acquired businesses may bring with them certain unanticipated liabilities or risks that could negatively impact our results of operations or business;

 - The accounting treatment of acquisitions can also negatively impact our reported results of operations, in the form of accounting charges and expenses that may negatively impact our earnings; and

 - Additional acquisitions may require us to issue shares of our stock and stock options to owners of the acquired businesses, resulting in dilution to our stockholders.

GROWTH PLACES A SIGNIFICANT STRAIN ON OUR BUSINESS AND OUR FAILURE TO SUCCESSFULLY MANAGE OUR GROWTH COULD DISRUPT OUR CORPORATE ORGANIZATION AND DIVERT US FROM OTHER OBJECTIVES - In recent years, we have experienced changes in our operations that have placed significant demands on our administrative, operational and financial resources. These demands are expected to continue to challenge our management and operations, and include the following:

 - Growth and diversification of our customer base;

 - Expansion of our product functionality and the number of products we market and support;

 - Our acquisition of other businesses and their employees;

 - Expansion of our product line into new markets and technology mediums; and

 - Growth of our sales, marketing, customer support, research and development and finance and administrative operations.

These demands highlight the following risks:

 - Our future performance will depend in part on our ability to successfully manage change and growth, both in our domestic and international operations;

 - We will need to adapt our operational and financial control systems, if necessary, to respond to changes in the size and diversification of our business; and

 - We will need to be able to facilitate the integration of acquired businesses with our operations.

 OUR NEW PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE - The market for predictive software solutions is still emerging. The rate at which businesses have adopted our products has varied significantly by market and by product within each market, and we expect to continue to experience variations to the degree to which our products are accepted by target markets in the future. Although businesses in our target markets have recognized the advantages of using predictive software solutions to automate the decision-making process, many prospective customers have developed decision automation systems internally rather than licensing them from outside vendors. Our ability to grow in the future depends on the extent to which our potential customers recognize the value of our predictive software solutions. The acceptance of our products may be limited by:

     - The failure of prospective customers to recognize the value of predictive software solutions;

     - The reluctance of our prospective customers to replace their existing solutions with our products;

     - Marketing efforts of our competitors; and

     - The emergence of new technologies that could cause our products to be less competitive or obsolete.

 In addition, because the market for predictive software solutions is still in a relatively early stage of development, we cannot assess the size of the market accurately, and we have limited insight into trends that may emerge and affect our business. For example, we may have difficulty in predicting customer needs, developing products that could address those needs, and establishing a distribution strategy for these products. We may also have difficulties in predicting the competitive environment what will develop.

WE MUST KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES - In our markets, technology changes rapidly, and there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems and database technology. Our success will depend upon our ability to continue to develop and maintain competitive technologies, enhance our current products and develop, in a timely and cost-effective manner, new products that meet changing market conditions. We must respond to evolving customer needs, new competitive product offerings, emerging industry standards and changing technology. For example, the rapid growth of the Internet environment creates new opportunities, risks and uncertainties for businesses, such as ours, which develop software solutions that must also be designed to operate in Internet, intranet and other online environments. We have previously experienced significant delays in the development and introduction of new products and product enhancements, primarily due to difficulties with model development, which has in the past required multiple iterations, as well as difficulties with acquiring data and adapting to particular operating environments. The length of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. In the future, we may not be able to develop and market, on a timely basis, or at all, product enhancements or new products that respond to changing technologies.

A SUBSTANTIAL PORTION OF OUR REVENUES ARE DERIVED FROM THREE PRODUCTS - We currently have one product or product line in each of our three target markets that account for a majority of our total revenues from that market. These products in the aggregate accounted for 46.5% of our total revenues in 1999, 49.2% of our total revenues in 1998 and 57.9% of our total revenues in 1997. In the insurance market, our CompAdvisor (formerly CRLink) product accounted for 20.9% of total revenues in 1999, 21.5% of total revenues in 1998 and 23.0% of total revenues in 1997, and we expect that CompAdvisor will continue to account for a substantial portion of our total revenues for the foreseeable future. Revenues from Falcon, our credit card fraud detection product line, accounted for 15.4% of total revenues in 1999, 14.5% of total revenues in 1998 and 16.0% of total revenues in 1997, and we expect that Falcon products will continue to account for a substantial portion of our total revenues for the foreseeable future. Technological risks we face include:

 - The quality and timely introduction of future product enhancements and competition will affect continued market acceptance of CompAdvisor and the Falcon product line;

 - Demand for, or use of, CompAdvisor could decline as a result of competition, simplification of state workers' compensation fee schedules, changes in the overall payment system or regulatory structure for workers' compensation claims, technological change, our inability to obtain or use state fee schedule or claims data, saturation of market demand, industry consolidation or other factors;

 - Demand for, or use of, our Falcon product line could decline as a result of competition, changing patterns of credit card fraud that the Falcon product line might not detect, other methods of credit card fraud prevention that might reduce customers' needs for the Falcon product line;

 - Due to increasing saturation of market demand for the Falcon product line, we may also need to rely increasingly on international sales to maintain or increase Falcon revenue levels;

 - As many Falcon customers are banks and related financial institutions, our future success depends upon the capital expenditure budgets of these customers, their economic health, and the continued demand by these customers for Falcon products;

 - The financial services industry tends to be cyclical, which may result in variations in demand for our products;

 - Consolidation in the financial services industry can lead to lost or delayed sales and has reduced our Financial Solutions segment customer base, which may in turn lead to reduced demand for our products;

 - Industry consolidation also could affect our base of recurring revenues on transaction-based contracts as customers combine their operations under one contract with us which, in some cases, could result in lower payments or fees to us than those previously paid by our customer separately; and

 - Demand for, or use of, Falcon, could decline as a result of competition, technological change, change in fraud patterns, the cyclical nature of the financial services industry, saturation of market demand, fluctuations in interest rates, industry consolidation, reduction in capital spending or other factors.

WE DEPEND ON DATA TO UPDATE STATISTICAL MODELS AND FAILURE TO TIMELY OBTAIN THIS DATA COULD HARM THE PERFORMANCE OF OUR PRODUCTS - The development, installation and support of our credit card fraud control and profitability management, loan underwriting and insurance products require periodic statistical model updates. To develop these updates, we must develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update our models, which gives rise to the following risks, among others:

 - Much of the data we require is not owned or controlled by us and is collected privately and maintained in proprietary databases;

 - We enter into agreements with our customers pursuant to which customers agree to provide us the data we require to analyze transactions, report results and build new fraud detection and profitability models and any failure by us to maintain good relationships with such customers could result in our loss of access to required data;

 - CompAdvisor also uses data from state workers' compensation fee schedules adopted by state regulatory agencies, and third parties have previously asserted copyright interests in this data. In most cases, this data must be periodically updated and refreshed to enable our predictive software products to continue to work effectively;

 - The development of new and enhanced products also depends to a significant extent on the availability of sufficient amounts of statistically relevant data to enable us to develop models; and

 - We may not be able to continue to obtain adequate amounts of statistically relevant data on time, in the required formats or on reasonable terms and conditions, whether from customers or commercial suppliers.

OUR MARKETS ARE HIGHLY COMPETITIVE - The market for predictive software solutions is intensely competitive and is constantly changing. Competitors, many of which have substantially greater financial resources than we do, vary in size and in the scope of the products and services they offer. We encounter competition from a number of sources, including:

 - Other application software companies, including enterprise software vendors;

 - Management information systems departments of customers and potential customers, including financial institutions, insurance companies and retailers;

 - Third-party professional services organizations, including consulting divisions of public accounting firms;

 - Internet start-up companies;

 - Hardware suppliers that bundle or develop complementary software;

 - Network and service providers that seek to enhance their value-added services;

 - Neural-network tool suppliers; and

 - Insurers.


We expect to experience additional competition from other established and emerging companies, as well as from other technologies:

 - Our Falcon and eFalcon products compete against other methods of preventing credit card fraud, for example credit card activation programs, credit cards that contain the cardholder's photograph, smart cards and other card authorization techniques;

 - Increased competition, whether from other products or new technologies, could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could negatively impact our business, financial condition and results of operations;

 - We expect to face increasing pricing pressures from our current competitors and new market entrants;

 - Price competition could negatively impact our ability to obtain new long-term contracts and renewals of existing long-term contracts on favorable terms. Any reduction our products' prices could negatively impact our margins, business, financial condition and results of operations.

 - Some of our current competitors, and many of our potential competitors, have significantly greater financial, technical, marketing and other resources than we do and have broader integrated product lines. As a result, they may have competitive advantages over us, including:

     -- The ability to respond more quickly to new or emerging technologies and changes in customeR requirements;

     -- The ability to devote greater resources to the development, promotion and sale of their products; and

     -- The ability to sell products competitive to ours at lower prices as part of integrated suites oF related products that are vital to the customer's computing infrastructure.

 - Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers;

 - New competitors or alliances among competitors may emerge and rapidly gain significant market share; and

 - We rely upon our customers to provide data, expertise and other support for the ongoing updating of our models, and our customers, most of which have significantly greater financial and marketing resources than we, may compete with us in the future or otherwise discontinue our relationship or support. We may not be able to compete successfully against current and future competitors, and competitive pressures we face may negatively impact our business, financial condition and results of operations.

IF WE DO NOT RECRUIT AND RETAIN QUALIFIED PERSONNEL OUR BUSINESS COULD BE HARMED
- Our success depends to a significant degree upon the continued service of members of our senior management and other key research, development, sales and marketing personnel. Our dependence on key personnel creates several risks for our business. We hold employment agreements with only a small number of employees, and these agreements may not result in the retention of these employees for any significant period of time; we could experience the untimely loss of a member of the management team or a key employee of a business we acquire before we have adequate time to familiarize ourselves with the operating details of that business and provide a suitably experienced replacement; we have historically experienced difficulty in recruiting a sufficient number of qualified sales and technical employees. In addition, competitors and other businesses may be successful in attempts to recruit our key employees. Many of our technical employees possess unique skills and are not easily replaceable, and loss of such personnel could negatively impact our product development efforts. We may not be successful in attracting, assimilating and retaining personnel.


A SUBSTANTIAL PORTION OF OUR SALES ARE MADE TO INTERNATIONAL CUSTOMERS AND INTERNATIONAL SALES POSE UNIQUE RISKS - International operations and export sales, including sales in Canada, represented 23.2% of our total revenues in 1999, 23.1% of our total revenues in 1998 and 18.9% of our total revenues in 1997. We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources; for more mature products, like Falcon, we may need to increase our international sales in order to continue to expand the product's customer base. We have committed and continue to commit significant time and development resources to customizing our products for selected international markets, and to developing international sales and support channels. These international marketing efforts require us to incur increased sales, marketing and support expenses. Consequently, if these efforts are not successful in generating additional international sales on a timely basis, our margins and earnings will be adversely affected. In addition, we typically experience slower payment cycles from our international customers, which negatively impacts our cash flows. International sales are also more likely to be subject to other risks, including: unexpected changes in regulatory requirements; import and export restrictions and tariffs; difficulties in staffing and managing foreign operations; the burdens of complying with a variety of foreign laws; greater difficulty or delay in accounts receivable collection; potentially adverse tax consequences; and political and economic instability.

Our international sales are currently denominated predominately in United States dollars and a small portion are denominated in the currencies of Western Europe, Canada and Australia. An increase in the value of the United States dollar relative to foreign currencies could make our products more expensive, and therefore potentially less competitive, in foreign markets. In the future, to the extent that our international sales are denominated in local currencies, foreign currency translations may contribute to significant fluctuations in our business, financial condition and results of operations. If for any reason, exchange or price controls or other restrictions on foreign currencies are imposed, our business, financial condition and results of operations could be negatively impacted.

OUR PRODUCTS MUST COMPLY WITH GOVERNMENT REGULATIONS AND FAILURE TO DO SO COULD EXPOSE US TO LIABILITY OR MAKE OUR PRODUCTS OBSOLETE - Many of our customers must comply with a number of government regulations, and other industry standards, and as a result, many of our key products must also be compliant. For example: our financial services products are affected by Regulation B promulgated under the Equal Credit Opportunity Act, by regulations governing the extension of credit to consumers and by Regulation E promulgated under the Electronic Fund Transfers Act governing the transfer of funds from and to consumer deposit accounts, as well as VISA and MasterCard electronic payment standards; our mortgage services market products are affected by regulations from Fannie Mae and Freddie Mac regulations, among others, for conforming loans. If our products fail to comply with existing or future regulations and standards, it could result in legal action against us or our customers by regulatory authorities or by third parties, including actions seeking civil or criminal penalties, injunctions against our use of data or civil damages; we may also be liable to our customers for failure of our products to comply with regulatory requirements. In addition, insurance-related regulations may in the future apply to our insurance products; if state-mandated workers' compensation laws or regulations or state workers' compensation fee schedules are simplified, these changes would diminish the need for, and the benefit provided by, the CompAdvisor product; In many states, including California, there have been periodic legislative efforts to reform workers' compensation laws in order to reduce the cost of workers' compensation insurance and to curb abuses of the workers' compensation system. Changes in workers compensation laws or regulations could adversely affect our insurance products by making them obsolete, or by requiring extensive changes in these products to reflect new workers' compensation rules; to the extent that we sell new products targeted to markets that include regulated industries and businesses, our products will need to comply with these additional regulations.

THERE CAN BE NO ASSURANCE THAT OUR INTELLECTUAL PROPERTY IS PROTECTIBLE AND IF WE FAIL TO PROTECT AND PRESERVE OUR INTELLECTUAL PROPERTY WE MAY LOSE AN IMPORTANT COMPETITIVE ADVANTAGE - We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights. We also seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We believe our intellectual property affords us certain competitive advantages. However, despite the measures we take to protect our intellectual property, it may be possible for a third party to copy or otherwise to obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, patents may not be issued with respect to our pending or future patent applications, and our patents may not be upheld as valid or may not prevent the development of competitive products. To ensure that customers will not be harmed by an interruption in our business, we often place software source code for our products into escrow, which may increase the likelihood of misappropriation or other misuse of our intellectual property; effective protection of intellectual property rights may be unavailable or limited in foreign countries in which we have done and may do business. We believe that our existing proprietary technologies and their associated intellectual property rights afford us a meaningful competitive advantage. Consequently, any disclosure, loss, forfeiture of, invalidity of, or failure to protect, our intellectual property could negatively impact our competitive position, and ultimately, our business. We have developed technologies under research projects conducted under agreements with various United States Government agencies or subcontractors. Although we have acquired commercial rights to these technologies, the United States Government typically retains ownership of intellectual property rights and licenses in the technologies developed by us under these contracts, and in some cases can terminate our rights in these technologies if we fail to commercialize them on a timely basis. Under our contracts with the United States Government, the results of our research may be made public by the government, which could limit our competitive advantage with respect to future products based on our research.

WE ARE AT RISK OF CLAIMS THAT OUR PRODUCTS OR SERVICES INFRINGE PROPRIETARY RIGHTS - In the past, we have received communications from third parties asserting that our trademarks infringe upon their trademarks, or that data we use is copyrighted by them, none of which has resulted in litigation or material losses. In November 1998, Nestor, Inc. filed a complaint against us alleging that we infringed a United States patent issued to Nestor and seeking a declaration that a United States patent issued to us is invalid and seeking damages and injunctive relief. The complaint also seeks treble compensatory damages, punitive damages and injunctive relief for alleged violations of the Sherman Antitrust Act and the Rhode Island Antitrust Act. See "Item 3 -- Legal Proceedings." Given our ongoing efforts to develop and market new technologies and products, we may from time to time be served with claims from other third parties asserting that our products or technologies infringe their intellectual property rights. If, as a result of any claims, we were precluded from using technologies or intellectual property rights, licenses to the disputed third-party technology or intellectual property rights might not be available on reasonable commercial terms, if at all. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, either as plaintiff or defendant, could result in significant expense and divert the efforts of our technical and management personnel from productive tasks, whether or not litigation is resolved in our favor; in the event of an adverse ruling in any litigation, we might be required to pay substantial damages, discontinue our use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology, and a court might invalidate our patents, trademarks or other proprietary rights; in the event of a successful claim against us and our failure to develop or license a substitute technology, our business, financial condition and results of operations would be negatively impacted; as the number of software products increases and the functionality of these products further overlaps, we believe that software developers' risk of infringement claims will increase.

BECAUSE OUR PRODUCTS AND SERVICES ARE COMPLEX AND PERFORM MISSION-CRITICAL FUNCTIONS, WE ARE VULNERABLE TO PRODUCT DEFECT AND PRODUCT LIABILITY CLAIMS - Our software products are complex and perform critical functions for our customers. Consequently, our product and service offerings have inherent risks, including the following: Our software products may contain undetected errors or failures when first introduced or as new versions are released; to the extent that we may have to develop new products that operate in new environments, for example the Internet, the possibility for program errors and failures may increase due to factors including the use of new technologies or the need for more rapid product development that is characteristic of the Internet market. Despite pre-release product testing, and our current and potential customers', there still may be errors in our products, even after commencement of commercial shipments; although our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, it is possible that limitation of liability provisions may not be effective as a result of existing or future laws or judicial decisions; our products are used in business-critical applications, and consequently any errors or failures by these products may give rise to substantial product liability claims.

OUR COMMON STOCK PRICE FLUCTUATES AND HAS BEEN VOLATILE - Investments in our common stock has inherent risks. Our common stock has experienced significant price volatility which has increased since the November of 1999 initial public offering of our subsidiary Retek's common stock. This volatility may be expected to continue in the future. Factors such as announcements of the introduction of new products by us or our competitors, acquisitions of businesses or products by us, quarter-to-quarter variations in our operating results, The gain or loss of significant orders, as well as market conditions in the technology and emerging growth company sectors, may have a significant impact on the market price of our common stock; the stock market has historically experienced extreme volatility that has particularly affected the market prices of securities of many technology companies and that often has been unrelated or disproportionate to the operating performance of these companies. These market fluctuations may negatively impact the price of our common stock.

IF WE SPIN-OFF OUR THE STOCK OF OUR RETEK SUBSIDIARY, OUR SHAREHOLDERS MAY SUFFER DILUTION IN THE OWNERSHIP OF OUR STOCK -- In March of 1998, we issued $100 million in principal face amount of 4.75% Convertible Notes due 2003, or the Notes. These Notes are currently convertible into our common stock at a price of $44.85 per share. If we spin-off our Retek subsidiary to our shareholders, then, in accordance with the terms of the Trust Indenture governing the Notes, the conversion price of the Notes would be reduced, which would increase the number of shares of our common stock that are issuable upon conversion of the Notes. The reduction in the conversion price of the Notes could be substantial, depending on the ratio of the market prices of our and our Retek subsidiary's common stock, and would result in dilution to the equity interest of our stockholders and a reduction in our earnings per share.

OUR CERTIFICATE OF INCORPORATION INCLUDES PROVISIONS THAT MIGHT NEGATIVELY IMPACT COMMON SHAREHOLDERS - Under our certificate of incorporation, our board of directors is authorized to issue up to 4,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders; the rights of the holders of our common stock will be superceded, and may be negatively impacted, by the rights of the holders of any of our preferred stock that may be issued in the future; the issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no current plans to issue shares of preferred stock. In addition, Section 203 of the Delaware General Corporation Law restricts business combinations with any "interested stockholder" as defined by the statute. The statute may have the effect of delaying, deferring or preventing a change in control of our legal entity.

ITEM 2. PROPERTIES

Our principal administrative, sales, marketing, support, and research and development facilities are located in approximately 133,000 square feet of office space in San Diego, California. We also lease an aggregate of approximately 433,000 square feet of additional office space in Irvine, California; Minneapolis, Minnesota; Costa Mesa, California; St. Louis, Missouri; Cincinnati, Ohio; and Atlanta, Georgia. In addition, we maintain numerous field offices in the United States and in foreign countries. We also plan to lease additional space in Northern California and in the San Diego area beginning in the second quarter of 2000. We believe that our current and anticipated facilities are adequate to meet our needs for the foreseeable future. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

In November 1998, Nestor filed a complaint against us in the United States District Court for the District of Rhode Island (C.A. No. 98 569). In the complaint, Nestor alleged that we violated the federal Sherman Antitrust Act and the Rhode Island Antitrust Act and tortuously interfered with prospective contractual business relationships of Nestor in connection with our marketing of our Falcon credit card fraud detection product. The complaint also alleged that we infringed United States patent Nos. 4,326,259 and 4,760,604 held by Nestor. Nestor seeks to recover unspecified compensatory damages, treble damages and punitive damages and to obtain injunctive relief arising from these claims. The complaint also sought a declaratory judgment that a United States patent we hold relating to technology used in our Falcon products is invalid and unenforceable due to our alleged inequitable conduct in obtaining this patent, and that Nestor's products do not infringe this patent.

In January 2000, Nestor dismissed its claim of patent infringement against us. Our counter-claim that Nestor infringes HNC's patent is still before the court in Rhode Island. The other Nestor claims for antitrust and unfair competition were severed by the court in an earlier ruling and will not be considered until after the trial on the issue of the validity of our patent. We also have claims for patent infringement and unfair competition pending in the United States District Court venued in San Diego against Nestor's distributors Transaction Systems Architects, Inc. and ACI Worldwide, Inc. Our management believes that these legal proceedings will not result in a material negative impact on our results of operations, liquidity or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                             OUR EXECUTIVE OFFICERS


Pursuant to General Instruction G (3), the information regarding our executive officers required by Item 401(b) of Regulation S-K, is listed below in Part I of this filing.

The following table sets forth the names, offices, and ages of each of our executive officers, as of March 20, 2000:

NAME                                  AGE   POSITION
----                                  ---   --------
John Mutch.............................43   President and Chief Executive Officer (Principal Executive Officer)
Kenneth J. Saunders....................38   Chief Financial Officer and Secretary  (Principal Financial and Accounting Officer)
W. Ward Carey..........................35   Senior Vice President, Business Strategy
Kenneth G. Cramer......................36   Vice President, Business Development
Russell C. Clark.......................31   Vice President, Corporate Finance and Assistant Secretary
Earl V. Malit..........................37   President, HNC Insurance Solutions
Bruce E. Hansen........................40   President, HNC Financial Solutions
J. Anthony Patterson...................43   President, HNC Telecom Solutions
Douglas W. Burke.......................32   President and Chief Operating Officer, eHNC Inc.
John Buchanan..........................43   President and Chief Executive Officer, Retek Inc.

Set forth below are the principal positions held by each of the executive officers named above as of March 20, 2000:

John Mutch was appointed president and chief executive officer during December 1999. Mutch joined us in July 1997, where he served initially as vice president, Marketing, until September 1998, and later as president of HNC Insurance Solutions from September 1998 to December 1999. He was a founder of MVenture Holdings, Inc., a private equity fund that invests in start-up technology companies, and served as a general partner from June 1994 to July 1997. From December 1986 to June 1997, Mutch held a variety of executive marketing positions with Microsoft Corporation, including Director of Organization Marketing. He holds a bachelor's of science degree in applied economics from Cornell University and a master's degree in business administration from the University of Chicago.

Kenneth J. Saunders was appointed chief financial officer during December 1999, and secretary in January 2000. Saunders joined us in January 1997, where he initially served as treasurer until June 1998, as corporate controller from June 1998 to January 1999, and then as vice president, corporate finance and corporate controller from January 1999 to December 1999. From January 1992 to December 1996, Saunders was employed with Risk Data Corporation, where he served most recently as chief financial officer. In August 1996, HNC Software Inc. acquired Risk Data Corporation. From January 1991 to January 1992, he was vice president of finance and administration for A-Mark Financial Corporation. Saunders was with Arthur Andersen from 1984 to 1987. He holds a bachelor's of accountancy from Widener University and is a Certified Public Accountant.

W. Ward Carey was appointed senior vice president, business strategy during December 1999. Carey joined us in the March of 1999, where he served initially as the vice president of corporate marketing. He worked with Credit Suisse First Boston from May 1996 to April 1999, where he was a charter member of the Technology Group. Carey also held various management positions with BT Alex. Brown from January 1986 to May 1996. He holds a bachelor's of science degree in political science from Columbia University.

Kenneth G. Cramer joined us as vice president, business development during January 2000. Cramer was previously the managing director of Harlingwood Partners, LP, a private equity and investment banking firm from September 1997 to October 1999. He was a principal with ICV, LLC, from July 1996 to August 1997. Cramer also held various management positions with Salomon Smith Barney from August 1986 to June 1996, most recently as vice president, investment banking division. He holds a bachelor's of arts degree in computer science from Cornell University.

Russell C. Clark joined us as vice president, corporate finance during January of 2000. From August 1990 to January 2000, Clark held various positions with PricewaterhouseCoopers LLP's Technology Industry Group, most recently as senior manager. He holds a bachelor's degree in business administration, accounting from the University of Iowa, and is a Certified Public Accountant.

Earl V. Malit was appointed president, HNC Insurance Solutions during the fourth quarter of 1999. Malit joined us in July of 1999, where he served as senior vice president of product management, until November of 1999. Prior to joining HNC, Malit was the vice president of business planning at Sega of America. In the last 15 years, he has also held a variety of product marketing positions at Compaq, Epson and Mattel. Malit holds a bachelor's of science degree in mathematics from the University of California and a master's degree in business administration from the University of Chicago.

Bruce E. Hansen joined us as president, HNC Financial Solutions during the first quarter of 2000. He served as president and chief executive officer of CASA, a privately held advanced analytical solutions company that specializes in one-to-one marketing and strategic risk management solutions, until we completed our acquisition of CASA during March of 2000. From April 1995 to April 1998, Hansen held a variety of senior management positions ranging from finance and planning to marketing to new business development at Summit Medical Systems, MEDE America Corporation and National Electronics Corporation. He also served as vice president of product management for Automatic Data Processing Inc. Earlier, Hansen served as vice president of new business development at the Chase Manhattan Bank. He received a bachelor's of science degree in economics from Harvard University, and a master's degree in business administration, finance from the University of Chicago.

J. Anthony Patterson became president of the HNC Telecom Solutions segment in August 1999. Patterson was chief executive officer of Muze Inc., a business-to-business Internet content affiliate of the privately held Metromedia Company, from September 1996 to March 1998. He co-founded Summit Associates, Inc., a bank consulting and software development firm, where he also served as chief operating officer and executive vice president from January 1992 to March 1995. Patterson served as vice president and general manager of the Entertainment Group of Trade Service Corporation, an international company that provided services in data and information acquisition, management, publishing, and distribution, from March 1995 to September 1996. He has also held senior management and marketing positions with the Bank of America Corporation from May 1988 from January 1992. Patterson received a bachelor's of science degree and a master's degree in business administration, management from Pepperdine University.

Douglas W. Burke was appointed president and chief operating officer of our e-business subsidiary, eHNC Inc., in the fourth quarter of 1999. Burke served as the executive director of Internet products for HNC Financial Solutions from April 1999 to October 1999. Burke was the director, product management at Globeset from January 1998 to April 1999. He served as president and chief operating officer at Tenth Mountain Systems from January 1997 to December 1998. Burke also served as vice president of electronic commerce at SAIC from January 1994 to January 1997. He holds a bachelor's of science degree in economics from the University of California and a master's degree in business administration, telecommunications from the University of Pittsburgh.

John Buchanan joined the Retek in May 1995 and is currently Retek's president and chief executive officer. From October 1991 to May 1995, he served as president of Transpacific Information Systems Inc., a technology investment company principally involved in introducing internationally developed software products into North America. Buchanan also serves on the board of directors of Mediconsult.com, Inc., a company that provides patient oriented healthcare information and services on the Internet. Buchanan holds a bachelor's of commerce degree in accounting and computer systems from the University of Otago, New Zealand.

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

The principal market for the our Common Stock is the Nasdaq National Stock Market, where it is traded under the symbol "HNCS." The following table sets forth for the periods indicated the high and low sales prices of our Common Stock.

                                           HIGH         LOW
                                           ----         ---
1999:
  First Quarter.................        $  37.500     $ 23.000
  Second Quarter................           35.875       15.500
  Third Quarter.................           41.125       30.125
  Fourth Quarter................          106.875       35.000

1998:
  First Quarter.................        $  43.000     $ 30.750
  Second Quarter................           42.750       31.500
  Third Quarter.................           47.125       33.875
  Fourth Quarter................           40.500       22.500

As of February 29, 2000, there were approximately 228 holders of record of the Common Stock.

We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain all future earnings for use in our business and don't anticipate paying any cash dividends in the foreseeable future. Our bank credit agreement prohibits us from declaring or paying any cash dividends without the bank's consent.

ITEM  6. SELECTED CONSOLIDATED FINANCIAL DATA

Our selected consolidated financial information for the five years ended December 31, 1999, is set forth at pages F-2, and Retek's is set forth at F-39.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is included in this Report on pages F-3 through F-12, and Retek's is included on pages F-40, through F-52.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices.

INTEREST RATE RISK

    The fair value of our investments available for sale at December 31, 1999 was $97.7 million. The objectives of our investment policy are the safety and preservation of invested funds, and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents, and investments available for sale with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure. Except for certain strategic equity investments, it is also our policy to maintain concentration limits and to invest only in "allowable securities" as determined by our management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year and that we must maintain liquidity positions. Investments are prohibited in industries and speculative activities. Investments must be denominated in U.S. dollars.

FOREIGN CURRENCY EXCHANGE RATE RISK

We mitigate our foreign currency risks principally by contracting primarily in U.S. dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short term operations of our subsidiaries are kept in the local currencies in which they do business, with excess funds transferred to our offices in the United States for investment. For the year ended December 31, 1999, approximately 5.2% of our sales were denominated in currencies other than our functional currency, which is the U.S. dollar. These foreign currencies are primarily those of Western Europe, Canada and Australia.

EQUITY PRICE RISK

We have several equity investments we entered into for strategic business purposes, and therefore are exposed to direct equity price risk. We mitigate this risk by monitoring the financial performance of our investments. However, many of our equity investments are in the common stock of privately held, non-public companies and thus we may be unable to sell or achieve liquidity in those investments prior to an adverse change in their values.

IMPACT OF EUROPEAN MONETARY CONVERSION

We are aware of the issues associated with the changes in Europe resulting from the formation of a European economic and monetary union, or EMU. One change resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the Euro, as of January 1, 1999, at which date the Euro became a functional legal currency of these countries. Through December 31, 2002, business in the EMU member states will be conducted in both the existing national currencies, such as the French franc or the Deutsche mark, and the Euro. As a result, companies operating or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. We are assessing the impact that conversion to the Euro will have on its internal systems, the sale of its solutions and the European and global economies. We will take appropriate corrective actions based on the results of its assessment. We have not yet determined the cost related to addressing this issue although it does not expect these costs to be significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and footnotes and the report of independent auditors thereon are set forth on pages F-13 through F-38, and Retek's are on pages F-53 through F-69.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under Item 10 is included under the caption Our Executive Officers after Item 4 in this Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required under Item 11 is incorporated by reference from our definitive Proxy Statement, or the Proxy, to be filed in connection with our 2000 Annual Meeting of Stockholders, pursuant to Regulation 14A, under the caption Executive Compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under Item 12 is incorporated by reference from the Proxy under the caption Security Ownership of Certain Beneficial Owners and Management.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under Item 13 is incorporated by reference from the Proxy under the Certain Relationships and Related Transactions.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)-(2)  Financial Statements and Schedules:

     The list of consolidated financial statements and schedules, set forth in the accompanying Index to the Consolidated Financial Statements and Other Financial Data at page F-1, is incorporated in this filing by reference. These consolidated financial statements and schedules are filed as part of this Report.

     All other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and the related notes.

     (3)     Exhibits:

     The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated in this filing by reference.

(b) Reports on the Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2000             HNC SOFTWARE INC.

                                 By: /s/ KENNETH J. SAUNDERS
                                    ------------------------------------
                                    Kenneth J. Saunders
                                    CHIEF FINANCIAL OFFICER AND SECRETARY
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                              TITLE                                      DATE
            ---------                              -----                                      ----
       /S/   JOHN MUTCH                President and Chief Executive Officer              March 23, 2000
-----------------------------------    (Principal Executive Officer)
           John Mutch


   /S/   KENNETH J. SAUNDERS           Chief Financial Officer and Secretary              March 23, 2000
-----------------------------------    (Principal Financial and Accounting Officer)
       Kenneth J. Saunders


     /S/   ROBERT L. NORTH             Director and Chairman of the Board                 March 23, 2000
-----------------------------------
         Robert L. North


   /S/   EDWARD K. CHANDLER            Director                                           March 23, 2000
-----------------------------------
       Edward K. Chandler


     /S/   THOMAS F. FARB              Director                                           March 23, 2000
-----------------------------------
         Thomas F. Farb


 /S/   CHARLES H. GAYLORD, JR.         Director                                           March 23, 2000
-----------------------------------
     Charles H. Gaylord, Jr.


      /S/   ALEX W. HART               Director                                           March 23, 2000
-----------------------------------
          Alex W. Hart

                        HNC SOFTWARE INC. AND RETEK INC.
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            AND OTHER FINANCIAL DATA

                                                                                                                     PAGE
                                                                                                             --------------------
DESCRIPTION                                                                                                   HNC       RETEK
--------------------------------------------------------------------------------------------------------    --------    ---------
Selected Consolidated Financial Data................................................................          F-2         F-39
Management's Discussion and Analysis of Financial Condition and Results of Operations...............          F-3         F-40
Report of Independent Accountants...................................................................         F-13         F-53
Consolidated Financial Statements:
     Balance Sheet as of December 31, 1999 and 1998.................................................         F-14         F-54
     Statement of Operations for the years ended December 31, 1999, 1998 and 1997...................         F-15         F-55
     Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997...................         F-16         F-56
     Statement of Changes in Stockholders' Equity and Comprehensive Income for the years ended
       December 31, 1999, 1998 and 1997.............................................................         F-17         F-57
     Notes to Consolidated Financial Statements.....................................................         F-18         F-58

                                HNC SOFTWARE INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA


The selected consolidated financial data as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999, come from our audited Consolidated Financial Statements included later in this Report. The selected consolidated financial data as of December 31, 1997, 1996 and 1995, and for the years ended December 31, 1996, and 1995, come from our audited financial statements that are not included in this Report. The selected consolidated financial data gives retroactive effect to the acquisitions of Risk Data, Retek and CompReview for all periods presented, accounted for as poolings of interests. For a complete understanding of the following you should read this selected consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this Report.

                                                                                  YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------------
                                                                      1999      1998       1997       1996       1995
                                                                      ----      ----       ----       ----       ----
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
         CONSOLIDATED STATEMENT OF OPERATIONS DATA: (1)
             Total revenues...................................     $216,889  $ 178,608  $ 113,735   $  71,439  $  43,704
             Operating income (loss)..........................       (6,784)    21,026     23,040       9,659      5,082
             Net income (loss)................................       (6,272)    10,452     17,565      11,893      6,077
             Basic net income (loss) per common share (1).....        (0.25)      0.41       0.72        0.50       0.38
             Diluted net income (loss) per common share (1)...        (0.25)      0.39       0.68        0.47       0.28
             Pro forma net income (2).........................                             15,417       9,731      4,534
             Pro forma basic net income per common share (2)..                               0.64        0.41       0.30
             Pro forma diluted net income per common share (2)                               0.60        0.38       0.21
             Shares used in computing basic net income (loss)
               per common share and basic pro forma net
               income per common share........................       24,969     25,362     24,275      23,552     15,195
             Shares used in computing diluted net income (loss)
               per common share and diluted pro forma net
               income per common share........................       24,969     26,650     25,681      25,363     21,510

                                                                                        DECEMBER 31,
                                                                      -----------------------------------------------
                                                                      1999      1998       1997       1996       1995
                                                                      ----      ----       ----       ----       ----
                                                                                      (IN THOUSANDS)
         CONSOLIDATED BALANCE SHEET DATA:
             Cash, cash equivalents and investments available
                for sale......................................      $234,081  $ 153,340  $  42,946   $ 34,849   $44,975
             Total assets.....................................       416,421    283,914    119,877     98,293    63,113
             Long-term obligations, less current portion......       104,111    101,039        239        683     1,659
             Total stockholders' equity.......................       248,660    153,021    103,860     84,970    50,861

----------

(1) The computation of basic net income per common share for 1995 includes reductions of consolidated net income in the amount of $348,000 related to the accretion of dividends on mandatory redeemable convertible preferred stock, which converted into common stock upon the closing of our initial public offering on June 26, 1995.

(2) Pro forma net income and net income per common share reflect a provision for taxes on the income of CompReview, which was a subchapter S corporation prior to our acquisition of CompReview, as if CompReview had been liable for corporate income taxes as a C corporation for all periods presented.

                                HNC SOFTWARE INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT (INCLUDING WITHOUT LIMITATION THE FOLLOWING SECTION REGARDING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS) CONTAINS FORWARD-LOOKING STATEMENTS REGARDING HNC AND ITS BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS. WORDS LIKE "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES" AND SIMILAR EXPRESSIONS OR VARIATIONS OF THESE WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING FORWARD-LOOKING STATEMENTS IN THIS REPORT. ADDITIONALLY, STATEMENTS CONCERNING FUTURE MATTERS, FOR EXAMPLE THE DEVELOPMENT OF NEW PRODUCTS, ENHANCEMENTS OR TECHNOLOGIES, POSSIBLE CHANGES IN LEGISLATION, AND OTHER STATEMENTS REGARDING MATTERS THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. IN THIS REPORT, HNC SOFTWARE INC. IS REFERRED TO AS "WE," "OUR," AND "HNC".

ALTHOUGH FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE GOOD FAITH JUDGMENT OF OUR MANAGEMENT, THESE STATEMENTS CAN ONLY BE BASED ON FACTS AND FACTORS CURRENTLY KNOWN TO US AND MIGHT CHANGE IF FUTURE FACTUAL CIRCUMSTANCES CHANGE. CONSEQUENTLY, FORWARD-LOOKING STATEMENTS HAVE INHERENT RISKS AND UNCERTAINTIES AND ACTUAL RESULTS AND OUTCOMES MAY DIFFER MATERIALLY FROM THE RESULTS AND OUTCOMES DISCUSSED IN OR ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO DIFFERENCES IN RESULTS AND OUTCOMES INCLUDE WITHOUT LIMITATION THOSE DISCUSSED IN "RISK FACTORS" IN ITEM 1 ABOVE AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS REPORT. READERS ARE URGED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT ANY EVENT OR CIRCUMSTANCE THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE IN THIS REPORT, WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS. SEE "ITEM 1 -- BUSINESS -- RISK FACTORS."

                                    OVERVIEW

We are a business-to-business software company that develops, markets, licenses and supports predictive software solutions for various service industries, including companies in the insurance, financial services, telecommunications, e-commerce, and retail industries. Our predictive software solutions help service industry companies manage and optimize their customer relationships. By analyzing high volumes of customer transactions in real-time, our predictive solutions help companies shift the decision-making process from a retrospective to prospective basis. The increasing conduct of e-business over the Internet increases the demand for analysis of large volumes of real-time information, which our products provide. Electronic customer interaction is necessary to manage and respond to customer activity and expectations in all markets.

Our business is currently organized as follows: the Service Industries Group, which includes HNC Insurance Solutions segment, or IS, HNC Financial Solutions segment, or FS, and HNC Telecom Solutions, or TS; eHNC Inc., or eHNC; and Retek Inc., or Retek. Each of these segments is a business unit that is responsible for its own strategic development, marketing, customer development and support, and finance and accounting functions.

-    SERVICE INDUSTRIES GROUP
     Our Service Industries Group delivers predictive solutions and services that automate key decision functions for customers in the insurance, financial services and telecommunications markets. Most of our predictive solutions address customer relationship management, or CRM, issues to optimize interactions with customers over the life-cycle of the customer relationship, including customer acquisition, account management, customer service, marketing and risk-management.

         INSURANCE SOLUTIONS
         We develop software solutions for the insurance industry that are designed to add value to our customers' businesses through cost reduction and improved management of risks. Customers in this segment include insurance carriers, third-party administrators, managed care organizations, preferred provider organizations, insurance industry trade groups, brokers, and other service organizations. We currently focus on the workers' compensation, automobile insurance, and group health segments of the insurance market.

         FINANCIAL SOLUTIONS
         We provide a suite of Predictive CRM products that addresses the customer-lifecycle management needs of banks and other financial institutions.

                                HNC SOFTWARE INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         TELECOM SOLUTIONS
         We provide solutions designed to help telecommunications carriers acquire more customers, enhance relationships with existing customers and thus retain customers for longer periods.

-    eHNC
     We help online merchants and merchant service providers increase sales and minimize risks through an Applications Service Provider, or ASP, product delivery model. Our solutions analyze electronic interactions with consumers, and help online merchants manage risk and understand, forecast and recommend critical next steps in each consumer relationship. For presentation purposes in this Report, our former Aptex entity's historical financial information has been combined with eHNC's.

-    RETEK
     Our Retek Inc. subsidiary, or Retek, concluded its initial public offering in November of 1999 and, as of February 29, 2000, we owned approximately 86% of Retek's outstanding common stock. Retek provides Internet-based, business-to-business software solutions for retailers and their trading partners, including retail.com, an electronic commerce network that connects retailers to members of their supply chain, and also provides a suite of software solutions that address the particular needs of retailers.

Our revenues and operating results have varied significantly in the past and may do so in the future. Factors affecting our revenues and operating results include: market acceptance of our products; the relatively large size and small number of customer orders that may be received during a given period; customer cancellation of long-term contracts yielding recurring revenues or customers' ceasing their use of our products for which our fees are usage based; the length of the sales cycle of our products; our ability to successfully develop, introduce and market new products and product enhancements; the timing of new product announcements and introductions by us and our competitors; changes in the mix of our distribution channels; changes in the level of our operating expenses; our ability to achieve progress on percentage-of-completion contracts; our success in completing pilot product installations for contracted fees; competitive conditions in the industry; domestic and international economic conditions; and market conditions in our targeted markets. In addition, license agreements entered into during a quarter may not meet our revenue recognition criteria. Therefore, even if we meet or exceed our forecast of aggregate licensing and other contracting activity, it is possible that our revenues would not meet expectations. Furthermore, our operating results may be affected by factors unique to our product lines. For example, we have, through our Retek subsidiary, derived a substantial portion of our revenues from our retail products, which generally have been priced as "perpetual" license transactions in which we receive a one-time license fee.

Beginning in the fourth quarter of 1999, Retek began to enter into their software licensing agreements with revised terms for the majority of their software sold, and this is expected to continue going forward. Revenue from the sale of software licenses and technical advisory services under these agreements will be recognized as the services are performed over the contract period, which we generally expect to be 12 to 24 months, as determined by the customers' objectives. As Retek begins to recognize license and service revenues over a period of time, rather than upon delivery of our products, they will recognize significantly less revenue and their associated margins will be lower for several quarters as compared to their prior quarters, and they will incur operating losses during these periods. In the past, we recognized many of these perpetual license agreements as revenue according to the revenue recognition criteria set forth in Note 1 of the "Footnotes to Consolidated Financial Statements." Failure to complete a perpetual license transaction during a fiscal quarter would preclude us from recognizing revenue from that transaction in that quarter, and thus would cause disproportionate harm to our operating results for that quarter.

We expect fluctuations in our operating results to continue for the foreseeable future. Consequently, we believe that period-to-period comparisons of our financial results should not be relied upon as an indication of our future performance. Because our expense levels are based in part on our expectations regarding future revenues and in the short term are fixed to a large extent, we may be unable to adjust our spending in time to compensate for any unexpected revenue shortfall. We may not be able to maintain profitability on a quarterly or annual basis in the future. Due to the foregoing factors, it is possible that in some future quarter our operating results will be below the expectations of public market analysts and investors. In that event, the price of our Common Stock and, in turn, the price of our 4.75% Convertible Subordinated Notes due 2003, would likely be harmed.

                                HNC SOFTWARE INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              RESULTS OF OPERATIONS

REVENUES
-------------------------------------------------------------------------------
Our revenues are comprised of license and maintenance revenues and services and other revenues. Total revenues by segment for our three fiscal years ended December 31, 1999 are as follows:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------------------
                                                                            1999            1998              1997
                                                                        ------------    -------------     --------------
               Segment revenue:
                   IS.........................................             $ 66,790        $  52,140          $  39,273
                   FS..........................................              67,959           57,570             34,819
                   Other.......................................               7,299            6,555              3,402
                                                                        ------------    -------------     --------------
                       Service Industries Group                             142,048          116,265             77,494
                                                                        ------------    -------------     --------------
                   eHNC........................................               5,682            6,874              5,318
                   Retek.......................................              69,159           56,669             30,923
                   Inter-segment elimination...................                   -           (1,200)                 -
                                                                        ------------    -------------     --------------
                           Total consolidated revenue                     $ 216,889        $ 178,608         $  113,735
                                                                        ============    =============     ==============

Total revenues increased by 21.4% to $216.9 million in 1999 and by 57.1% to $178.6 million in 1998. International operations and export sales represented 23.2%, 23.1% and 18.9% of our total revenues in 1999, 1998 and 1997, respectively. For the year ended December 31, 1999, approximately 5.2% of our sales were denominated in currencies other than our functional currency, which is the U.S. dollar. These foreign currencies are primarily those of Western Europe, Canada and Australia. The majority of our international sales are primarily from our Retek segment. We believe that international sales represent a significant opportunity for revenue growth and expect international sales to increase as a percent of total revenue. Our efforts to develop products, databases, and models for targeted international markets or to develop additional international sales and support channels may not be successful.

LICENSE AND MAINTENANCE REVENUES. Revenue from periodic software license and maintenance agreements is generally recognized ratably over the respective license periods. Revenue from short-term periodic software license and maintenance agreements, with guaranteed minimum license fees, is recognized as related services are performed. Transaction-based fees are recognized as revenue based on system usage or when fees based on system usage exceed the monthly minimum license fees. Revenue from perpetual licenses of our software for which there are no significant continuing obligations and collection of the related receivables is probable is recognized on delivery of the software and acceptance by the customer. See "Business -- Risk Factors -- Our Operating Results Fluctuate" and " -- New Accounting Pronouncements", as well as Note 1 to our Consolidated Financial Statements included elsewhere in this Report.

We market many of our predictive software solutions as an ongoing service that includes software licenses, decision model updates, application consulting and online or on-site support and maintenance. Our pricing for the CompAdvisor, AUTOLINK, the Falcon suite of products, MIRA, ProfitMax, and PMAdvisor products typically includes an annual or monthly usage fee and a one to seven year contract commitment. In 1999, 1998 and 1997, recurring license and maintenance revenues represented 51.5%, 50.8% and 55.2% of our total revenues, respectively.

License and maintenance revenues increased by 12.0% to $155.9 million in 1999 from $139.3 million in 1998. License and maintenance revenues increased by 55.4% to $139.3 million in 1998 from $89.6 million in 1997. License and maintenance revenues by segment for 1999, 1998 and 1997 are as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------------
                                                                1999                 1998                 1997
                                                          -----------------    -----------------    -----------------
           Segment license and maintenance revenue:
               IS..........................................     $  52,418            $  43,765            $  33,074
               FS..........................................        48,449               44,303               24,238
               Other.......................................         5,076                2,996                1,150
                                                          -----------------    -----------------    -----------------
                   Service Industries Group                       105,943               91,064               58,462

               eHNC........................................         4,040                3,841                2,286
               Retek.......................................        45,965               44,389               28,895
                                                          -----------------    -----------------    -----------------
                    Consolidated                                $ 155,948            $ 139,294            $  89,643
                                                          =================    =================    =================

                                HNC SOFTWARE INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The 19.8% increase in the Insurance Solutions segment's license and maintenance revenues from 1998 to 1999 was primarily attributable to an increase in license and maintenance revenues derived from the CompAdvisor product as a result of an increase in the customer base coupled with growth from existing customers. Also contributing to the increase was an increase in the number of MIRA licenses sold in 1999. The 32.3% increase in our Insurance Solutions segment's license and maintenance revenues from 1997 to 1998 was primarily attributable to an increase in license and maintenance revenues derived from the CompAdvisor product as a result of an increase in the customer base coupled with growth from existing customers. Contributing to the increase were increased sales of the PMAdvisor and MIRA products.

The 9.4% increase in our Financial Solutions segment's license and maintenance revenues from 1998 to 1999 is primarily due to an increase in recurring fees derived from the Falcon suite of products and the ProfitMax product as a result of an increase in the customer base. This increase is partially offset by a decrease in license fees from the AREAS product (in September 1998, we entered into a two year service and sale/license agreement for our AREAS product with Transamerica Intellitech). The 82.8% increase in our Financial Solutions segment's license and maintenance revenues from 1997 to 1998 is due to an increase in recurring fees derived from the Falcon suite of products and the ProfitMax product as a result of an increase in the customer base. Contributing to the increase were increased sales of the Capstone suite of products.

The increases in eHNC's license and maintenance revenues of 5.2% from 1998 to 1999 and 68.0% from 1997 to 1998 were primarily attributable to increased revenues derived from the sales of the SelectReponse product due to an increase in the customer base. Contributing to the increase in 1998 from 1997 was an increase in revenues from the Convectis and SelectCast products of Aptex.

For a discussion of the increase in Retek's license and maintenance revenues see F-42.

SERVICES AND OTHER REVENUES. Services and other revenues are comprised of installation and implementation revenues, service bureau operations revenues and revenues which are derived from consulting contracts, new product development contracts with commercial customers and, to a lesser extent, research and development contracts with the United States Government. Revenue from software installation and implementation and from contract services is generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Amounts received under contracts in advance of performance are recorded as deferred revenue and are generally recognized within one year from receipt. Contract losses are recorded as a charge to income in the period any losses are first identified. Unbilled accounts receivable are stated at estimated realizable value.

Service bureau fees are from review of and re-pricing of customers' medical bills and are assessed to customers on the basis of volume of bills processed and recognized as revenue when the processing services are performed. Service bureau customers typically subscribe for services under month-to-month agreements and service bureau fees are recognized as revenue when the processing services are performed.

Services and other revenues increased by 55.0% to $60.9 million in 1999 from $39.3 million in 1998, and by 63.2% in 1998 from $24.1 million in 1997. Services and other revenues by segment for 1999, 1998 and 1997 are as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------------
                                                                1999                 1998                 1997
                                                          -----------------    -----------------    -----------------
               Segment services and other revenue:
                   IS.......................................... $  14,372            $   8,375            $   6,199
                   FS..........................................    19,510               13,267               10,581
                   Other.......................................     2,223                3,559                2,252
                                                          -----------------    -----------------    -----------------
                       Service Industries Group                    36,105               25,201               19,032

                   eHNC........................................     1,642                3,033                3,032
                   Retek.......................................    23,194               12,280                2,028
                   Intersegment elimination....................        --               (1,200)                  --
                                                          -----------------    -----------------    -----------------
                        Consolidated                            $  60,941            $  39,314            $  24,092
                                                          =================    =================    =================

The 71.6% increase in our Insurance Solutions segment's services and other revenues from 1998 to 1999 was attributable to a combination of increased installation, consulting and service bureau revenues from the CompAdvisor product. These increases were the result of a larger customer base, including the addition of two relatively larger customers, offset by the

                                HNC SOFTWARE INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

loss of a significant service bureau customer as a result of industry consolidation. The 35.1% increase in our Insurance Solutions segment's services and other revenues from 1997 to 1998 was primarily attributable to an increase in the number of customers utilizing the service bureau operations.

The 47.1% increase in our Financial Solutions segment's services and other revenues from 1998 to 1999 is primarily a result of an increase in implementations of the Capstone products and, to a lesser extent, installations of the Falcon suite of products. This increase was offset in part by a decrease in installations of the ProfitMax suite of products as a result of the completion of a large project during 1999. The 25.4% increase in our Financial Solutions segment's services and other revenues from 1997 to 1998 was primarily the result of an increase in installations of the Falcon suite of products and the Capstone products.

For a discussion of the increase in Retek's services and other revenues see
F-42.

The decrease in eHNC's services and other revenues of 45.9% from 1998 to 1999 was primarily attributable to a $1.2 million research and development contract with Retek that ended during 1998. Revenues from this contract were eliminated in HNC's consolidated financial statements. Services and other revenues were flat from 1997 to 1998. Excluding the $1.2 million research and development contract with Retek, services and other revenues decreased 39.5% from 1997 to 1998. This decrease was primarily the result of products such as SelectCast and SelectResponse moving from development into full commercial production. This decrease was partially offset by revenues generated from a commercial new product pilot installation contract with a customer in support of eHNC's development of SelectProfile.


GROSS MARGIN
-------------------------------------------------------------------------------
The following table summarizes our license and maintenance revenue gross margins by segment:

                                                                           YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------
                                                                     1999            1998           1997
                                                                   ----------     -----------     ----------
             Segment license and maintenance gross margins:
                 IS..........................................           53.4%           55.4%          60.8%
                 FS..........................................           82.0%           82.3%          86.2%
                 Other.......................................           68.5%           76.6%          32.7%
                     Service Industries Group                           67.6%           69.3%          70.8%

                 eHNC........................................           85.7%           91.1%          95.8%
                 Retek.......................................           86.2%           89.3%          90.5%
                      Consolidated                                      73.5%          76.0%           77.8%

LICENSE AND MAINTENANCE GROSS MARGIN. License and maintenance costs primarily represent our expenses for personnel engaged in customer support, travel to customer sites and documentation materials. Our gross margins on license and maintenance revenues were 73.5%, 76.0%, and 77.8% in 1999, 1998 and 1997, respectively. License and maintenance gross margin from our Insurance Solutions segment was 53.4%, 55.4% and 60.8% in 1999, 1998 and 1997, respectively. The 1999 decrease in the Insurance Solutions segment's gross margin was primarily attributable to the CompAdvisor and AUTOAdvisor products' Preferred Provider Organization bill re-pricing expenses, such as network access fees, increasing at a greater rate than revenue, due to increasingly competitive conditions. The decrease in the Insurance Solutions segment's gross margin in 1998 was primarily due to an increase in the percentage of revenue generated from Preferred Provider Organization bill re-pricing, which typically has lower margins than the overall bill review services (which, to a lesser extent, also contributed to the decrease in 1999). License and maintenance gross margin from our Financial Solutions segment was 82.0%, 82.3% and 86.2% in 1999, 1998 and 1997, respectively. The primary reason for the decreases in gross margin in the Financial Solutions segment was staffing and associated costs in client services increasing at a higher rate than the increased volume of business.

eHNC's license and maintenance gross margins were 85.7%, 91.1% and 95.8% in 1999, 1998 and 1997, respectively. The decreases in gross margin were primarily attributable to increased staffing and associated costs to support an increased volume of business.

                                HNC SOFTWARE INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table summarizes our services and other revenue gross margins by segment:

                                                                           YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------
                                                                     1999            1998           1997
                                                                   ----------     -----------     ----------
               Segment services and other gross margins:
                   IS..........................................         39.5%           28.2%          30.0%
                   FS..........................................         33.2%           24.3%          36.9%
                   Other.......................................         28.7%           25.2%          42.3%
                       Service Industries Group                         35.5%           25.7%          35.3%

                   eHNC........................................         40.8%           74.8%          43.4%
                   Retek.......................................         28.3%           22.6%          55.7%
                        Consolidated                                    32.9%           27.1%          38.0%

SERVICES AND OTHER GROSS MARGIN. Services and other expenses consist of personnel and other expenses associated with providing installation and implementation services and performing development, consulting, and research development contracts, and the costs associated with service bureau operations. Our gross margin on services and other revenues was 32.9%, 27.1% and 38.0% in 1999, 1998 and 1997, respectively. Services and other gross margin from our Insurance Solutions segment was 39.5%, 28.2% and 30.0% in 1999, 1998 and 1997, respectively. The increase in 1999 for the Insurance Solutions segment was primarily the result of increased service bureau activity. The decrease in 1998 was attributable to an increase in labor costs required to support the service bureau business combined with a more static customer base. Services and other gross margin from our Financial Solutions segment was 33.2%, 24.3% and 36.9% in 1999, 1998 and 1997, respectively. The increase in 1999 was the result of an increase in the number of Capstone and Falcon installations, which typically yield relatively higher margins than other services. The decrease in 1998 was a result of a shift in the mix of implementations due primarily to an increase in Capstone implementations, which had substantially lower margins than installations of the Falcon product line.

Services and other gross margin from eHNC was 40.8%, 74.8% and 43.4% in 1999, 1998 and 1997, respectively. The decrease in eHNC's services and other gross margin from 1998 to 1999 and the increase from 1997 to 1998 was primarily attributable to a $1.2 million research and development contract with Retek that ended during 1998. This particular research and development contract had higher margins than other new product development contracts that were in process during 1998. Revenues from this contract were eliminated in our consolidated financial statements.

For a discussion of Retek's services and other cost of revenues see F-43.


RESEARCH AND DEVELOPMENT EXPENSE
-------------------------------------------------------------------------------
Research and development expenses consist primarily of salaries and other personnel-related expenses, subcontracted development services, depreciation for development equipment and supplies. Research and development expenses increased to $49.1 million in 1999 from $32.7 million in 1998 and from $21.2 million in 1997, representing 22.6%, 18.3% and 18.6% of total revenues in 1999, 1998 and 1997, respectively.

Research and development expenses from the Service Industries Group increased to $23.7 million in 1999 from $18.3 million in 1998 and from $10.6 million in 1997. Research and development expenses from our Insurance Solutions segment increased to $8.9 million in 1999 from $8.3 million in 1998 and from $2.3 million in 1997. Research and development expenses from our Financial Solutions segment increased to $11.8 million in 1999 from $9.8 million in 1998 and from $7.5 million in 1997. The increases in absolute dollars in 1999 were attributable to increases in staffing and related costs to support new product development activities primarily for our CompAdvisor, Falcon, Capstone, and ATACS products. Contributing to the increases in absolute dollars in 1998, were the increased efforts required to support research and development functions of businesses we acquired in fiscal 1998 and late fiscal 1997.

Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of software development costs from to the establishment of technological feasibility through availability for general release to customers. Based on our product development process, technological feasibility is not established until completion of a working model. Costs we incur between completion of the working model and the point at which a product is ready for general release have been insignificant. As a result, no significant software

                                HNC SOFTWARE INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

development costs were capitalized through December 31, 1999. We anticipate that research and development expenses will increase in dollar amount and could increase as a percentage of total revenues for the foreseeable future.

For a discussion of Retek's research and development expenses see F-43.


SALES AND MARKETING EXPENSE
-------------------------------------------------------------------------------
Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel, entertainment and promotional expenses. Sales and marketing expenses increased to $45.8 million in 1999 from $34.5 million in 1998 and $22.0 million in 1997, representing 21.1%, 19.3% and 19.4% of total revenues in 1999, 1998 and 1997, respectively. Sales and marketing expenses from our Insurance Solutions segment increased to $5.2 million in 1999 from $4.6 million in 1998 and from $4.1 million in 1997. Sales and marketing expenses from our Financial Solutions segment increased to $13.6 million in 1999 from $12.7 million in 1998 and from $7.6 million in 1997. The increases in sales and marketing expenses were due primarily to increases in staffing related to the expansion of our direct sales and marketing staff. Contributing to the increases were increased expenses for trade shows, advertising, corporate marketing programs and other expenses to support the recently acquired businesses. We expect sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future. These expenses could also increase as a percentage of total revenues as we continue to develop a direct sales force in Europe and other international markets, expand our domestic sales and marketing organization and increase the breadth of our product lines.

For a discussion of Retek's sales and marketing expenses see F-43.


GENERAL AND ADMINISTRATIVE EXPENSE
-------------------------------------------------------------------------------
General and administrative expenses consist primarily of personnel costs for finance, contract administration, human resources and general management, as well as acquisition, insurance and professional services expenses. General and administrative expenses increased to $24.5 million in 1999 from $19.0 million in 1998 and $12.6 million in 1997, representing 11.3%, 10.6% and 11.1% of total revenues, respectively. Included in general and administrative expenses in 1999 were acquisition related expenses of $0.5 million, related to terminated merger costs. Included in general and administrative expenses in 1998 were $4.8 million, primarily related to the purchase of minority equity interests in Aptex and the termination of an acquisition agreement with Open Solutions, Inc. Included in general and administrative expenses in 1997 were $1.4 million, primarily related to our acquisition of CompReview. Excluding acquisition related expenses, general and administrative expenses were $24.0 million or 11.1% of total revenues, $14.2 million or 7.9% of total revenues, and $11.2 million or 9.8% of total revenues and 1999, 1998 and 1997, respectively.

General and administrative expenses, excluding acquisition related costs, from our Insurance Solutions segment increased to $6.2 million in 1999 from $5.3 million in 1998 and from $4.9 million in 1997. General and administrative expenses, excluding acquisition related costs, from our Financial Solutions segment increased to $7.7 million in 1999 from $3.7 million in 1998 and from $2.7 million in 1997. The primary reason for the increase in 1999 were legal costs incurred in our defense related to the complaint filed by Nestor, Inc. in November 1998. See "Item 3 - Legal Proceedings." Contributing to the increase in absolute dollars were increased staffing and related expenses, including recruiting costs, to support higher levels of sales and development activity, resulting in part from our recent acquisitions.

For a discussion of Retek's general and administrative expenses see F-43 through F-44.


STOCK-BASED COMPENSATION EXPENSE
-------------------------------------------------------------------------------
We recognized $10.1 million of compensation expense in 1999 related to stock-based compensation agreements, of which approximately $6.1 million related to severance arrangements was calculated at intrinsic value and approximately $4.0 million related to non-employee consulting arrangements was calculated at fair value. Intrinsic value is calculated as the difference between the fair market value of the common stock underlying an option and the option's exercise price. Stock-based awards issued to non-employees are accounted for using a fair value method and are marked to fair value at each period end until the earlier of the date the performance by the non-employee is complete or the awards are fully vested. See Note 14 to the Consolidated Financial Statements included elsewhere in this Report.

During 1999, Retek granted stock options to its employees to purchase 7,257,250 shares and to its board of directors to purchase 100,000 shares of Retek's common stock at an exercise price of $10.00 per share when the deemed fair market value of Retek's common stock was $13.00 per share. Deferred stock-based compensation represents the intrinsic value of our common stock for accounting purposes on the date certain stock options were granted. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the related vesting period using an accelerated, graded method. Retek recorded deferred stock-based compensation of $21.9 million of which $1.9 million was amortized in 1999.


ACQUISITION RELATED AMORTIZATION EXPENSE
-------------------------------------------------------------------------------
Acquisition-related amortization expense was $8.6 million in 1999 and $3.2 million in 1998. These expenses represent the amortization of intangible assets purchased in conjunction with our acquisitions of WebTrak in 1999 and Practical Control Systems Technologies, Inc. or PCS, FTI (now HNC Financials Solutions, Inc.) and the ATACS assets during 1998. The average amortization period and useful life for these intangible assets is approximately 4 years.

For a discussion of Retek's acquisition related amortization expense, see F-44.


ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE
-------------------------------------------------------------------------------
Acquired in-process research and development expenses were $1.5 million in 1999 related to the one-time write-off in connection with Retek's acquisition of WebTrak. Acquired in-process research and development expenses of $6.1 in 1998 related to the acquisitions of PCS ($1.8 million), FTI ($3.0 million), and the ATACS assets ($1.3 million).

For the discussion of WebTrak's acquired in-process research and development, please see Retek's "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquired In-Process Research and Development" set forth on pages F-44 through F-45.

Nautilus 7.0, a PCS product, was in an early stage of development as of the acquisition date and was completed during the second quarter of 1999, incurring costs of approximately $900,000 through to technological feasibility. ATACS Version 4.2 was released in July 1998, incurring costs of approximately $250,000 to reach technological feasibility.

FTI had various new products under development, none of which had reached technological feasibility as of the acquisition date. During the second quarter of 1999, we implemented a restructuring of our FTI organization and revised the product roll out schedules within each product category. As a consequence, some new products under development were accelerated, some were delayed and some were postponed, although the total expected expenditure remains approximately the same as anticipated. We anticipated that approximately $2.1 million would be the estimated cost to complete all products under development, of which $1.2 million was incurred in 1998 and $0.6 million was incurred in 1999. Research and development costs on all FTI products under development that were incurred from the date of acquisition through the end of 1999 were $1.8 million.

For a discussion of Retek's acquired in-process research and development, see F-44 through F-45.


OPERATING INCOME
-------------------------------------------------------------------------------
The above factors resulted in an operating loss of $6.8 million in 1999, constituting 3.1% of total revenues, operating income of $21.0 million in 1998, constituting 11.8% of total revenues in 1998, and $23.0 million in 1997, constituting 20.3% of total revenues in 1997.


OTHER INCOME (EXPENSE)
-------------------------------------------------------------------------------
Other income (expense) decreased to $1.0 million in 1999 from $2.2 million in 1998 and increased in 1998 from $1.9 million in 1997. The decrease in 1999 was primarily attributable to a decrease in interest income as a result of lower cash and investment balances, which resulted in part from our repurchase of 2.3 million shares of common stock for $50.4 million during the first nine months of 1999. Contributing to a lesser extent to the decrease in other income (expense)

                                HNC SOFTWARE INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

were financing costs associated with the sale of accounts receivable during 1999. The increase in 1998 was primarily attributable to the increase in interest income due to the investment of the proceeds from the public offering in March 1998 of $100 million of 4.75% Convertible Subordinated Notes due 2003, and was partially offset by the interest expense related to the Notes.

For a discussion of Retek's other income, see F-45.


INCOME TAXES
-------------------------------------------------------------------------------
The 1999 income tax provision of $536,000 includes the tax effects of non-deductible, one-time write-offs of acquired in-process research and development and amortization expense related to the purchase of WebTrak and stock-based compensation expense, and was offset by the benefit of our minority interest in Retek's losses. The 1998 income tax provision of $12.8 million includes the tax effects of non-deductible, one-time write-offs of in-process research and development and amortization expense related to the purchases of Retek and FTI. The 1997 income tax provision of $7.4 million was lower than 1997 taxes at statutory rates primarily as a result of CompReview's subchapter S corporation status prior to the acquisition, which resulted in most of CompReview's tax liability being borne by its former stockholders. As of the date of the acquisition, CompReview's tax status was changed to C corporation.

For a discussion of Retek's income taxes, see F-45.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------------------------------------------------------
In 1999, $4.4 million in cash was provided by operating activities, compared to $20.9 million provided by operating activities in 1998. Cash provided by operating activities in 1999 includes $29.3 million of net cash flow provided by operations offset by $24.9 million of net working capital requirements. The improved cash flow from operations primarily reflects the increase in net income before non-cash items resulting from increased revenue. The net working capital requirements primarily reflect increases in accounts receivable and other assets that were primarily offset by increases in deferred revenue, accounts payable and accrued liabilities.

Net cash used in investing activities was $30.6 million in 1999, compared to $91.1 million in 1998. Significant components in 1999 consisted of $110.2 million of purchases of investments available for sale, offset by $51.4 million of maturities and $66.7 million of proceeds from sales of investments available for sale. Contributing to net cash used in investing activities was $16.3 million expended for property and $17.2 million expended for equity investments.

Net cash provided by financing activities was $108.3 million in 1999, compared to $106.5 million in 1998. In 1999, proceeds from the issuance of HNC and Retek common stock provided $135.0 million and $23.7 million from sales of receivables, offset by our purchase of HNC common stock for treasury of $50.4 million. In 1998, cash provided by financing activities included $100.0 million from the issuance of our 4.75% Convertible Subordinated Notes due 2003.

As of December 31, 1999, we had $234.1 million in cash, cash equivalents and investments available for sale. We believe that our current cash, cash equivalents and investments available for sale balances, borrowings under our credit facility and net cash provided by operating activities, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We expect to continue making significant investments in capital assets, including computer equipment and building improvements during 2000. Management intends to invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities. A portion of our cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies or data. The proceeds from the Notes will continue to be used for general corporate purposes, including working capital and possibly to acquire complementary businesses, products or technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of businesses, products, technologies or data.

The objectives of our investment policy are the safety and preservation of invested funds, and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also our policy to maintain concentration limits and to invest only in "allowable

                                HNC SOFTWARE INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

securities" as determined by our management. From time to time, management approves equity investments in strategic companies aligned with our own market positioning. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year and that we must maintain liquidity positions. Investments are prohibited in some industries and speculative activities. Investments must be denominated in U.S. dollars.


NEW ACCOUNTING PRONOUNCEMENTS
-------------------------------------------------------------------------------
In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", or FAS 133. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133" which defers the adoption requirement to the first quarter of 2001. We have not determined the impact of the adoption of this new accounting standard on our consolidated financial position, results of operations or disclosures.

In January 1999, the American Institute of Certified Public Accountants issued Statement of Position No. 98-9, or SOP 98-9, "Modification of SOP 97-2, `Software Revenue Recognition,' with Respect to Certain Transactions." This SOP extends the deferral of the application of certain provisions of SOP 97-2 to our first quarter of 2000. The adoption of SOP 98-9 is not expected to have a significant impact on our consolidated financial position or results of our operations.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of HNC Software Inc.


In our opinion, the accompanying consolidated balance sheet of HNC Software Inc. and its subsidiaries and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity and comprehensive income present fairly, in all material respects, the financial position of HNC Software Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP

San Diego, California
January 26, 2000, except
     as to Note 17, to which the
     date is March 17, 2000

                                HNC SOFTWARE INC.

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                            DECEMBER 31,
                                                                       ------------------------
                                                                          1999          1998
                                                                       ----------    ----------
  Current assets:
    Cash and cash equivalents.....................................      $136,340      $ 54,267
    Short-term investments available for sale-debt................        22,368        41,095
    Short-term investments available for sale-equity..............         6,810             -
    Trade accounts receivable, net................................        64,189        58,078
    Current portion of deferred income taxes......................        20,384        10,163
    Other current assets..........................................        11,144         5,459
                                                                       ----------    ----------
            Total current assets..................................       261,235       169,062
                                                                       ----------    ----------
  Long-term investments available for sale-debt...................        68,563        57,978
  Equity investments..............................................        14,219             -
  Property and equipment, net.....................................        22,219        14,495
  Intangible assets, net..........................................        29,068        25,103
  Deferred income taxes, less current portion.....................        18,085        12,829
  Other assets....................................................         3,032         4,447
                                                                       ----------    ----------
                                                                        $416,421      $283,914
                                                                       ==========    ==========


                              LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable and accrued liabilities......................     $  30,049      $ 20,427
    Deferred revenue..............................................        15,274         9,427
                                                                       ----------    ----------
            Total current liabilities.............................        45,323        29,854
                                                                       ----------    ----------

  Non-current liabilities.........................................         4,111         1,039
                                                                       ----------    ----------
  Convertible Subordinated Notes..................................       100,000       100,000
                                                                       ----------    ----------

  Commitments and contingencies (Notes 8 and 15)

  Minority interest in consolidated subsidiaries..................        17,414             -
                                                                       ----------    ----------

  Stockholders' equity: Preferred stock, $0.001 par value --
    4,000 shares authorized:
       no shares issued or outstanding............................             -             -
    Common stock, $0.001 par value-- 50,000 shares authorized:
       25,704 and 25,894 shares issued and outstanding,
       respectively...............................................            26            26
    Common stock in treasury, at cost-- 882 shares................       (19,613)            -
    Paid-in capital...............................................       275,955       137,182
    Retained earnings.............................................        12,209        18,481
    Accumulated other comprehensive income (loss).................         1,507          (160)
    Unearned stock-based compensation.............................       (20,511)       (2,508)
                                                                       ----------    ----------
            Total stockholders' equity............................       249,573        153,021
                                                                       ----------    ----------
                                                                        $416,421     $  283,914
                                                                       ==========    ==========

           See accompanying notes to consolidated financial statements

                                HNC SOFTWARE INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                 1999           1998           1997
                                                             ------------   ------------   -----------
 Revenues:
   License and maintenance...............................    $  155,948       $ 139,294     $  89,643
   Services and other....................................        60,941          39,314        24,092
                                                             ------------   ------------   -----------
           Total revenues................................       216,889         178,608       113,735
                                                             ------------   ------------   -----------

 Operating expenses:
   License and maintenance (net of non-cash stock-based
     compensation of $280 in 1999) ......................        41,272          33,473        19,937
   Services and other (net of non-cash stock-based
     compensation of $354 in 1999).......................        40,917          28,656        14,932
   Research and development (net of non-cash stock-based
     compensation of $1,121 in 1999).....................        49,055          32,669        21,151
   Sales and marketing (net of non-cash stock-based
     compensation of $441 in 1999).......................        45,818          34,515        22,049
   General and administrative (net of non-cash stock-based
     compensation of $9,789 in 1999 and acquisition related
     amortization of $8,599 and $3,202 in 1999 and 1998,
     respectively).......................................        24,547          18,977        12,626
   Stock-based compensation..............................        11,985               -             -
   Acquisition related amortization......................         8,599           3,202             -
   Acquired in-process research and development..........         1,480           6,090             -
                                                             ------------   ------------   -----------
           Total operating expenses......................       223,673         157,582        90,695

 Operating income (loss).................................        (6,784)         21,026        23,040

 Other income (expense):
   Interest and other income, net........................         6,149           6,860         2,003
   Interest expense......................................        (5,823)         (4,550)          (81)
   Minority interest in income (losses)
    of consolidated subsidiaries.........................           722            (126)          (43)
                                                             ------------   ------------   -----------
           Income (loss) before income tax provision ....        (5,736)         23,210        24,919

 Income tax provision....................................           536          12,758         7,354
                                                             ------------   ------------   -----------

           Net income (loss).............................    $   (6,272)      $  10,452     $  17,565
                                                             ============   ============   ===========

 Earnings per share:
   Basic net income (loss) per common share..............    $     (0.25)     $    0.41      $   0.72
                                                             ============   ============   ===========
   Diluted net income (loss) per common share............    $     (0.25)     $    0.39      $   0.68
                                                             ============   ============   ===========

 UNAUDITED PRO FORMA DATA (NOTE 1):
   Income before income tax provision....................                                    $ 24,919
   Income tax provision..................................                                       9,502
                                                                                           -----------
        Net income.......................................                                    $ 15,417
                                                                                           ===========

 Basic pro forma net income per common share.............                                     $  0.64
                                                                                           ===========
 Diluted pro forma net income per common share...........                                     $  0.60
                                                                                           ===========

 Shares  used in  computing  basic net  income  (loss)  per
   common   share  and   unaudited   basic  pro  forma  net
   income per common share (Note 1)......................         24,969         25,362        24,275
                                                             ============   ============   ===========
 Shares used in  computing  diluted  net income  (loss) per
   common  share  and  unaudited   diluted  pro  forma  net
   income per common share (Note 1)......................         24,969         26,650        25,681
                                                             ============   ============   ===========


          See accompanying notes to consolidated financial statements.

                                               HNC SOFTWARE INC.

                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (IN THOUSANDS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------------
                                                                              1999          1998           1997
                                                                           -----------   -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................................             $  (6,272)   $  10,452      $  17,565
  Adjustments to reconcile net income (loss) to net cash
  provided by  operating activities:
    Provision for doubtful accounts............................                5,112         3,172          3,171
    Depreciation and amortization..............................               17,583        10,827          4,833
    Acquired in-process research and development...............                1,480         6,090             --
    Gain (loss) on disposals of property and equipment.........                  222           (56)            (4)
    Stock-based compensation...................................               11,985         2,387             --
    Deferred income tax (benefit) expense......................               (4,625)        4,039          4,327
    Tax benefit from stock option transactions.................                4,547         7,381          3,848
    Minority interest in (losses) income of consolidated
      subsidiaries.............................................                 (722)          126             43
    Changes in assets and liabilities, net of acquisitions:
      Trade accounts receivable................................              (35,606)      (26,111)       (14,295)
      Deferred income taxes....................................                   98          (517)         2,582
      Other assets.............................................               (4,835)       (2,312)          (295)
      Accounts payable and accrued liabilities.................                9,660         4,714           (988)
      Deferred revenue.........................................                5,670         1,024            375
      Other liabilities........................................                   90          (353)          (159)
                                                                          -----------   -----------    ------------
         Net cash provided by operating activities.............                4,387        20,863         21,003
                                                                          -----------   -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchases of investments available for sale..............                7,856       (74,120)         1,865
  Equity investments...........................................              (17,225)           --             --
  Acquisitions of property and equipment.......................              (16,291)       (8,086)        (9,591)
  Proceeds from sales of property and equipment................                  198            --              2
  Cash paid for business acquisitions, net of cash acquired....               (5,098)       (8,883)            --
                                                                          -----------   -----------    ------------
         Net cash used in investing activities.................              (30,560)      (91,089)        (7,724)
                                                                          -----------   -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuances of HNC common stock..............               50,107        10,536          4,039
  Net proceeds from issuances of Retek common stock............               84,897            --             --
  Repurchase of HNC common stock for treasury..................              (50,383)           --             --
  Net proceeds from sales of receivables.......................               23,711            --             --
  Proceeds from issuance of Convertible Subordinated Notes.....                   --       100,000             --
  Debt issuance costs..........................................                   --        (3,087)            --
  Repayments of notes payable to stockholders..................                   --          (770)            --
  Repayment of capital lease obligations.......................                  (78)         (160)          (408)
  Distributions to CompReview stockholders.....................                   --            --         (6,798)
                                                                          -----------   -----------    ------------
         Net cash provided by (used in) financing activities...              108,254       106,519         (3,167)
                                                                          -----------   -----------    ------------

Effect of exchange rate changes on cash........................                   (8)          (94)          (165)
                                                                          -----------   -----------    ------------
Net increase in cash and cash equivalents......................               82,073        36,199          9,947
Cash and cash equivalents at beginning of period...............               54,267        18,068          8,121
                                                                          -----------   -----------    ------------
Cash and cash equivalents at end of period.....................            $ 136,340     $  54,267      $  18,068
                                                                          ===========   ===========    ============

          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                                        ACCUMULATED
                                            COMMON STOCK      TREASURY STOCK                               OTHER          UNEARNED
                                           ---------------   ----------------    PAID-IN    RETAINED    COMPREHENSIVE   STOCK-BASED
                                           SHARES   AMOUNT   SHARES    AMOUNT    CAPITAL    EARNINGS    INCOME (LOSS)   COMPENSATION
                                           ------   ------   ------    ------    -------    --------    -------------   ------------
BALANCE AT DECEMBER 31, 1996.............. 24,012    $24                         $ 83,991   $   960       $     (5)       $

Common stock options exercised............    475      1                            2,845
Common stock issued under Employee Stock
   Purchase Plan..........................     51                                   1,193
Tax benefit from stock option
   transactions...........................                                          4,192
Unrealized gain on investments,
   net of tax.............................                                                                      57
Foreign currency translation adjustment,
   net of tax.............................                                                                    (165)
Distributions to CompReview stockholders..                                                   (6,798)
CompReview contribution to capital........                                          3,698    (3,698)
Net income................................                                                   17,565
                                           ------    ---                         --------   -------         ------
BALANCE AT DECEMBER 31, 1997.............. 24,538     25                           95,919     8,029           (113)

Common stock options exercised............    748      1                            8,602
Common stock issued under Employee Stock
   Purchase Plan..........................     68                                   1,933
Tax benefit from stock option
   transactions...........................                                          7,569
Compensation related to vested options in
  Aptex buy-back..........................                                          3,346
Unearned stock-based compensation expense.                                                                                $ (2,508)
Common stock issued for acquisition
  of PCS.................................     143                                   5,088
Common stock issued for acquisition
  of FTI.................................     397                                  14,725
Unrealized gain on investments,
  net of tax..............................                                                                      47
Foreign currency translation adjustment,
   net of tax.............................                                                                     (94)
Net income................................                                                   10,452
                                           ------    ---                         --------   -------         ------        --------
BALANCE AT DECEMBER 31, 1998.............. 25,894     26                          137,182    18,481           (160)         (2,508)

Purchase of HNC stock for treasury........ (2,266)    (2)    2,266   (50,381)
Common stock options exercised............  1,916      2    (1,384) $ 30,768       16,418

Common stock issued under Employee Stock
   Purchase Plan..........................    115                                   2,808
Tax benefit from stock option transactions                                         16,993
Unearned stock-based compensation expense.                                         21,462                                  (19,911)
Stock-based compensation expense..........                                         10,077                                    1,908
Effect of Retek's initial public offering.                                         69,539
Common stock issued for PCS earn-out......     45                                   1,476
Unrealized gain on investments, net of tax                                                                   2,084
Foreign currency translation adjustment,
   net of tax.............................                                                                    (417)
Net loss..................................                                                   (6,272)
                                           ------    ---       ---  --------     --------   -------         ------        --------
BALANCE AT DECEMBER 31, 1999.............. 25,704    $26       882  $(19,613)    $275,955   $12,209         $1,507        $(20,511)
                                           ======    ===       ===  ========     ========   =======         ======        ========


                                                 TOTAL
                                              STOCKHOLDERS'  COMPREHENSIVE
                                                 EQUITY       INCOME (LOSS)
                                              ------------   --------------
BALANCE AT DECEMBER 31, 1996..............      $ 84,970         $11,796
                                                                 =======
Common stock options exercised............         2,846
Common stock issued under Employee Stock
   Purchase Plan..........................         1,193
Tax benefit from stock option
   transactions...........................         4,192
Unrealized gain on investments,
   net of tax.............................            57              57
Foreign currency translation adjustment,
   net of tax.............................          (165)           (165)
Distributions to CompReview stockholders..        (6,798)
CompReview contribution to capital........            --
Net income................................        17,565          17,565
                                               --------         --------
BALANCE AT DECEMBER 31, 1997..............       103,860         $17,457
                                                                 =======
Common stock options exercised............         8,603
Common stock issued under Employee Stock
   Purchase Plan..........................         1,933
Tax benefit from stock option
   transactions...........................         7,569
Compensation related to vested options in
  Aptex buy-back..........................         3,346
Unearned stock-based compensation expense.        (2,508)
Common stock issued for acquisition
  of PCS.................................          5,088
Common stock issued for acquisition
  of FTI                                          14,725
Unrealized gain on investments,
  net of tax..............................            47              47
Foreign currency translation adjustment,
   net of tax.............................           (94)            (94)
Net income................................        10,452          10,452
                                               --------         --------
BALANCE AT DECEMBER 31, 1998..............       153,021         $10,405
                                                                 =======
Purchase of HNC stock for treasury........       (50,383)
Common stock options exercised............        47,188

Common stock issued under Employee Stock
   Purchase Plan..........................        2,808
Tax benefit from stock option transactions       16,993
Unearned stock-based compensation expense.        1,551
Stock-based compensation expense..........       11,985
Effect of Retek's initial public offering.       69,539
Common stock issued for PCS earn-out......        1,476
Unrealized gain on investments, net of tax        2,084            2,084
Foreign currency translation adjustment,
   net of tax.............................         (417)            (417)
Net loss..................................       (6,272)          (6,272)
                                               --------         --------
BALANCE AT DECEMBER 31, 1999..............     $249,573          $(4,605)
                                               ========          =======

           See accompanying notes to consolidated financial statements

                                HNC SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1--HNC SOFTWARE INC. AND OUR SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

HNC SOFTWARE INC.

Headquartered in San Diego, California, we develop, market, and support predictive software solutions for leading service industries. These predictive software solutions employ proprietary neural-network predictive decision engines, profiles, traditional statistical modeling, business models, expert rules and context vectors to convert existing data and business experiences into meaningful recommendations and actions. We provide innovative predictive software systems in the insurance, financial services, telecommunications, e-business, and retail markets. In this Report, HNC Software Inc. is referred to as "we," "our," and "HNC".

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements include our assets, liabilities, and results of operations, as well as those of our majority-owned subsidiaries. The ownership of other interest holders is reflected as minority interest. All significant inter-company transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform with the current year presentation.

BASIS OF PRESENTATION

On November 28, 1997, we acquired CompReview, Inc., or CompReview, a company that developed, marketed and supported a software product and related services designed to assist in the management and containment of the medical costs of workers' compensation and automobile accident medical claims. The acquisition of CompReview was accounted for as a pooling of interests.

The consolidated financial statements and related notes give retroactive effect to this acquisition as if we were always consolidated with CompReview. Accordingly, the consolidated statements of operations, of cash flows and of changes in stockholders' equity and comprehensive income include the results of CompReview for all periods presented.

No adjustments were required to conform CompReview's accounting policies to our own. We have reclassified some of CompReview's financial information to conform to our presentation. For the nine months ended September 30,1997, the unaudited, standalone financial results of both HNC Software Inc. and CompReview were as follows: Our revenue and net income were $63 and $8, respectively; and CompReview's revenue and net income were $19 and $7, respectively.

We incurred costs of $1,440 to complete our acquisition of CompReview. These costs were deferred and charged to income when the acquisition was consummated. Our acquisition costs consisted primarily of investment banker, legal and accounting fees, as well as printing, mailing and registration expenses.

Some prior year balances have been reclassified to conform to the current year presentation.

REVENUE RECOGNITION

We account for the recognition of revenues in accordance with SOP 97-2 "Software Revenue Recognition", as amended by SOP 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". Revenue is

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


recognized upon meeting all of the following criteria: execution of a written purchase order, license agreement, or contract; delivery of software and/or authorization keys; the license fee is fixed and determinable; collectibility of the proceeds is assessed as being probable; and vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately, or if not yet sold separately, is established by authorized management.

Revenue from periodic software license and maintenance agreements is generally recognized ratably over the respective license periods. Revenue from short-term periodic software license and maintenance agreements with guaranteed minimum license fees is recognized as related services are performed. Transactional fees are recognized as revenue based on system usage or when fees based on system usage exceed the monthly minimum license fees. Revenue from perpetual licenses of our software for which there are no significant continuing obligations and collection of the related receivables is probable is recognized on delivery of the software and acceptance by the customer. Revenue from hardware product sales is recognized upon shipment to the customer.

Revenue from software installation and implementation and from contract services is generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Amounts received under contracts in advance of performance are recorded as deferred revenue and are generally recognized within one year from receipt. Contract losses are recorded as a charge to income in the period any losses are first identified. Unbilled accounts receivable are stated at estimated realizable value.

Service bureau fees from review and re-pricing of customers' medical bills are assessed to customers on the basis of volume of bills processed and are recognized as revenue when the processing services are performed.

Deferred revenue consists primarily of deferred software maintenance revenue.

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid investments, and consist of investments in money market accounts and commercial paper purchased with maturities of three months or less from the date of purchase. The carrying amounts of cash and cash equivalents and accrued liabilities approximate fair value because of the short-term maturities of these financial instruments.

INVESTMENTS AVAILABLE FOR SALE

Management determines the appropriate classification of our investments in marketable debt and equity securities at the time of purchase, and re-evaluates this designation at each balance sheet date. We classify all securities as "available for sale" and carry them at fair value with unrealized gains or losses related to these securities included in stockholders' equity in our consolidated balance sheet. Our investment policy's objectives are the safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents, and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also our policy to maintain concentration limits and to invest only in "allowable securities" as determined by our management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year and that we must maintain certain liquidity positions. Investments are prohibited in some industries and speculative activities. Investments must be denominated in U.S. dollars.

EQUITY INVESTMENTS

Our equity investments in entities, over which we do not have significant influence, are accounted for under the cost method. We use the equity method to account for our investments in entities over which we have a voting interest of 20% to 50%, or over which we otherwise have the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize our share of net earnings or losses of the investee, limited to the extent of our investment in, advances to, and financial guarantees for the investee. At December 31, 1999, all of our equity investments in other entities were accounted for under the cost method.

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


SALES OF RECEIVABLES

From time to time, we enter into agreements to sell an undivided interest in specifically identified trade accounts receivable. We generally sell these trade accounts receivables at a discount to a bank, based upon defined short-term market rates. Uncollected receivables are not included in our trade accounts receivables balance on our consolidated balance sheet. In 1999 we sold $23,711 of receivables under these agreements, representing approximately 11% of total cash collected from customers during 1999. We did not sell any accounts receivable in 1998 or 1997. Expenses related to receivables sold under agreements were $364 during 1999 and are included in interest expense in our consolidated statement of operations.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Major renewals and improvements are capitalized, while repair and maintenance costs are expensed as incurred. We calculate depreciation and amortization using the straight-line method over the estimated useful lives of the assets of three to seven years. We amortize leasehold improvements over the shorter of their estimated useful lives or the remaining term of the related lease. Depreciation and amortization expense related to property and equipment was $8,215, $6,102, and $3,766 for the years ended December 31, 1999, 1998, and 1997, respectively.

INTANGIBLE ASSETS

Intangible assets include acquired software development costs, assembled work force covenants not to compete, customer base, trademarks and goodwill. Such assets resulted from our acquisitions accounted for under the purchase method of accounting (see Note 3). Amortization expense related to intangibles was $8,560, $3,203, and $0 for the years ended December 31, 1999, 1998, and 1997, respectively. We amortize these assets using the straight-line method over their estimated useful lives as follows:


                                                 Estimated Useful Life
                                                 ---------------------
       Software development costs                    3 to 5 years
       Assembled work force                          3 to 5 years
       Covenants not to compete                        3 years
       Customer base                                   5 years
       Trademarks                                      5 years
       Goodwill                                        5 years


SOFTWARE DEVELOPMENT COSTS

Software costs are comprised of purchased software and other rights and are stated at the lower of cost or net realizable value. Development costs for software to be licensed or sold that are incurred from the time technological feasibility is established until the product is available for general release to customers are capitalized and reported at the lower of cost or net realizable value. Through December 31, 1999, no significant development costs were incurred after technological feasibility was reached.

LONG-LIVED ASSETS

We assess potential impairments to our long-lived and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss would be measured as the amount by which the asset's carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to results of operations. We have not incurred any such losses.

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


INCOME TAXES

Current income tax expense is the amount of income taxes expected to be payable for the current year, prior to the recognition of benefits from stock option deductions. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities as well as the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount "more likely than not" to be realized in future tax returns. Tax rate changes and tax credit reinstatements are reflected in income during the period any changes are enacted.

STOCK-BASED COMPENSATION

We measure compensation expense for our stock-based employee compensation plans using the intrinsic value method, and provide pro forma disclosures of net income (loss) and net income (loss) per common share as if a fair value-based method had been applied in measuring compensation expense. Therefore, compensation cost for employee stock awards is measured as the excess, if any, of the fair value for financial reporting purposes of our common stock at the grant date over the amount an employee must pay to acquire the stock. Compensation expense is amortized over the related vesting periods using an accelerated, graded method. Compensation expense for awards that are forfeited is reversed against compensation expense in the period of forfeiture.

Stock-based awards issued to non-employees are accounted for using a fair value method and are marked to fair value at each period end until the earlier of the date the performance by the non-employee is complete or the awards are fully vested. The fair value is determined using the Black-Scholes pricing model with weighted average assumptions for dividend yield, risk-free interest rate, expected volatility, and expected life. See Note 14--Employee Benefit Plans for further discussion.

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed as net income
(loss) divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period.


                                                                                         YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------------
                                                                                     1999           1998         1997
                                                                                  -----------    ----------   -----------
              NET INCOME (LOSS) USED:
                Net  income  (loss)  used in  computing  basic and  diluted  net
                  income (loss) per common share..............................    $   (6,272)    $  10,452    $   17,565
                                                                                  ===========    ==========   ===========
              SHARES USED:
               Weighted  average  common  shares  outstanding  used in computing basic net  income  per common  share and  unaudited  basic pro
                  forma net income per common share...........................       24,969         25,362       24,275
              Weighted average options to purchase common stock as determined by
                application of the treasury stock method......................           --          1,227        1,383
              Additional common shares issued for PCS acquisition earn-out....           --             23           --
              Employee Stock Purchase Plan common stock equivalents...........           --             38           23
                                                                                  -----------    ----------   -----------
              Shares used in  computing  diluted net income per common share and
                  unaudited diluted pro forma net income per common share.....       24,969         26,650       25,681
                                                                                  ===========    ==========   ===========


The conversion of our 4.75% Convertible Subordinated Notes for the years ended December 31, 1999 and 1998, into 2,230 and 1,834 common shares, respectively, were not included in the computation of diluted net income (loss) per common share, as their effect in such periods would be anti-dilutive.

For the year ended December 31, 1999, weighted average options to purchase 6,491 shares of common stock and Employee Stock Purchase Plan common stock equivalents of 56 shares were not included in the computation of diluted net income (loss) per common share, as their effect in the period would be anti-dilutive.

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


UNAUDITED PRO FORMA DATA

Prior to our acquisition of CompReview on November 28, 1997, CompReview had elected sub-chapter S corporation status for income tax purposes; therefore, its income was included in the tax returns of its stockholders, and no income tax provision was recorded for CompReview other than minimum state taxes on subchapter S corporations. As a result of the acquisition, beginning November 29, 1997, CompReview became liable for corporate income taxes on its taxable income. For comparative purposes, unaudited pro forma data with respect to the merged companies' income tax provision has been presented as if CompReview had been liable for corporate income taxes on its taxable income for 1997.

FOREIGN CURRENCY TRANSLATION

The financial statements of our international operations have been translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than our entity's local currency) are included in the consolidated statement of operations.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in our equity (net assets) during each period from transactions and other events and circumstances from non-owner sources. It includes net income (loss), foreign currency translation adjustments and unrealized gains and losses on our investments in marketable securities.

DIVERSIFICATION OF CREDIT RISK

Our financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents, investments available for sale and accounts receivable, which are generally not collateralized. Our policy is to place our cash and cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of our credit exposure. We hold our software license and installation agreements and commercial development contracts primarily with large customers in the services industries (insurance, finance, and telecommunications), e-business, and the retail industry. We maintain allowances for potential credit losses.

We do not require collateral from our customers, but our credit extension and collection policies include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments, and aggressively pursuing delinquent accounts.

SEGMENT REPORTING AND RECLASSIFICATIONS

Our operating segments are presented consistently with the way that our management organizes and evaluates financial information internally for making operating decisions and assessing performance. Prior year balances were reclassified to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", or FAS 133. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133" which defers the adoption requirement to the first quarter of 2001. We have not yet determined the impact of the adoption of this new accounting standard on our consolidated financial position, results of operations or disclosures.

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


In January 1999, the American Institute of Certified Public Accountants issued Statement of Position No. 98-9, or SOP 98-9, "Modification of SOP 97-2, `Software Revenue Recognition,' with Respect to Certain Transactions." This SOP extends the deferral of the application of certain provisions of SOP 97-2 to our first quarter of 2000. The adoption of SOP 98-9 is not expected to have a significant impact on our consolidated financial position or results of our operations.


NOTE 2--INITIAL PUBLIC OFFERING OF RETEK INC.
--------------------------------------------------------------------------------

On September 10, 1999, Retek filed a registration statement with the Securities and Exchange Commission relating to an initial public offering of Retek's common stock. The offering was consummated in November 1999. The number of shares sold in the offering was 5,500 shares of Retek's common stock, all of which were sold by Retek. Prior to the offering, we transferred to Retek all of the shares of our wholly owned subsidiary, Retek Information Systems, Inc. We now own approximately 86% of the outstanding shares of Retek common stock. We informed Retek that, after the completion of Retek's initial public offering, but not before March 31, 2000, it is our current intention to distribute pro rata to our stockholders, as a dividend, all of the shares of Retek common stock that we will own after the offering, subject to the satisfaction and fulfillment of several conditions, including the approval of our board of directors and receipt of a written ruling from the Internal Revenue Service that the distribution qualifies for tax-free treatment under Section 355 of the Internal Revenue Code. However, we have no obligation to carry out, declare, or pay such distribution and dividend of our shares of Retek stock; and, if the distribution is carried out, we will determine the timing, structure and terms of the distribution.


NOTE 3--ACQUISITIONS
--------------------------------------------------------------------------------

In October 1999, our subsidiary, Retek, exercised its option to purchase WebTrak for approximately $8,131. In connection with the purchase, Retek paid $5,333 in cash, ($5,098, net of $235 cash acquired), issued a note for $2,667 that converted to Retek common stock on November 26, 1999, and assumed net liabilities of $131. The acquisition of WebTrak expanded Retek's Business-to-Business Collaborative Solution suite to include WebTrak Critical Path and Portfolio Private Label, products that enable users to publish and share a critical path on the Internet, and allow Web-based collaboration to improve the new product design and development process. We applied the purchase method of accounting for the acquisition of WebTrak, which resulted in an excess of cost over net assets acquired, or goodwill, of approximately $8,131. This goodwill was reflected as an intangible asset of approximately $6,651, and as acquired in-process research and development of approximately $1,480 in our financial statements.

In March 1998, we acquired Practical Control Systems Technologies, Inc. (now named Retek Inc.), or PCS, an entity that develops, markets and supports fully integrated distribution center management software products that address the distribution needs of the retail, manufacturing and wholesale industries. We acquired PCS in exchange for 143 shares of our common stock, 14 of which are in escrow to secure indemnification obligations of the former PCS stockholders. PCS held a contingent right, if they achieved specific financial objectives during 1998 and 1999, to receive additional shares of our common stock. We issued 45 shares in 1999 related to the financial objectives PCS met during 1998. We estimate that we will issue approximately 38 shares in 2000 related to the financial objectives PCS met during 1999. Included on our balance sheet is a non-current liability of $3,993 for the non-issued shares of our common stock. We applied the purchase method of accounting for the acquisition of PCS, which resulted in an excess of our purchase price over the net assets acquired, of approximately $9,530. This excess of cost over the purchase price consisted of approximately $1,750 of acquired in-process research and development, and the remaining approximately $7,780 was reflected as an intangible asset in our financial statements.

In April 1998, we acquired Financial Technology Inc., or FTI (renamed HNC Financial Solutions, Inc.), a company that develops and markets profitability measurement and decision-support software products and related support services to banks and other similar financial institutions. We acquired FTI in exchange for the issuance of 397 shares of our common stock, 97 of which are in escrow to secure indemnification obligations from the former FTI stockholders; and a cash payment of $1,500. We applied the purchase method of accounting for the acquisition of FTI, which resulted in an excess of our purchase price over the net assets acquired, of approximately $19,186. This excess of cost over the purchase price consisted of approximately $3,000 of acquired in-process research and development, and the remaining approximately $16,186 was reflected as an intangible asset in our financial statements.

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


In June 1998, we acquired the Advanced Telecommunications Abuse Control System, or ATACS, product line. ATACS is a fraud-management software solution for wire-line, wireless and Internet telecommunication service providers. We acquired the ATACS product line for a cash payment of $4,750. We applied the purchase method of accounting for the acquisition of ATACS, which resulted in an excess of our purchase price over the net assets acquired, of approximately $4,932. This excess of cost over the purchase price consisted of approximately $1,340 of acquired in-process research and development, and the remaining approximately $3,592 was reflected as an intangible asset in our financial statements.

During the fourth quarter of 1998, we acquired the outstanding minority shares of Aptex Software Inc., or Aptex, and merged them into our business. Pursuant to the merger and related transactions, we acquired the outstanding stock held by Aptex employees for approximately $5,321 in cash, and assumed all outstanding Aptex stock options and converted them into options to purchase approximately 380 shares of our common stock. As a result of this merger, we incurred a one-time charge to operations of $2,459 and recorded unearned stock-based compensation of $2,508. We applied the purchase method of accounting for this transaction, which resulted in an excess of cost over net assets acquired, of approximately $3,788. This excess of cost over the purchase price was reflected as an intangible asset in our financial statements. The unaudited pro forma results of operations below present the impact on our results of operations as if the PCS, FTI and Aptex acquisitions had occurred on January 1, 1997, and as if the WebTrak acquisition had occurred on January 1, 1998, instead of on their respective acquisition dates:


                                                                   YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------------------------------
                                                 1999                         1998                          1997
                                      ------------------------------------------------------------------------------------
                                                      PRO FORMA                    PRO FORMA                    PRO FORMA
                                       HISTORICAL     COMBINED      HISTORICAL      COMBINED     HISTORICAL      COMBINED
                                                     (UNAUDITED)                  (UNAUDITED)                  (UNAUDITED)
          Total revenues                $   216,889   $ 217,784      $   178,608    $ 181,048    $ 113,735      $ 122,253

          Total net income                   (6,272)     (6,277)          10,452        8,577       17,565         16,381

          Basic earnings per share      $    ( 0.25)  $   (0.25)     $      0.41    $    0.34    $    0.72      $    0.67

          Diluted earnings per share    $    ( 0.25)  $   (0.25)     $      0.39    $    0.32    $    0.68      $    0.64


NOTE 4--COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
--------------------------------------------------------------------------------


                                                         DECEMBER 31,
                                                   --------------------------
                                                      1999           1998
                                                   ------------   -----------
Trade accounts receivable, net:
  Billed......................................       $  56,738    $   47,107
  Unbilled....................................          13,890        13,347
                                                   ------------   -----------
                                                        70,628        60,454
Less allowance for doubtful accounts..........          (6,439)       (2,376)
                                                   ------------   -----------
                                                    $  64,189     $   58,078
                                                   ============   ===========


Unbilled accounts receivable represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be realized within one year. During 1999, 1998, and 1997, we reserved $5,112, $3,172, $3,171, wrote-off $1,049, $3,917, $505 and recovered $0, $79, and $175 of our allowance for doubtful accounts and sales returns.


                                                           DECEMBER 31,
                                                    --------------------------
                                                       1999           1998
                                                    ------------   -----------
Property and equipment, net:
  Computer equipment............................       $ 28,320    $   21,173

  Furniture and fixtures........................         11,397         6,404
  Leasehold improvements........................          3,585         1,334
                                                    ------------   -----------
                                                         43,302        28,911
Less accumulated depreciation and amortization..        (21,083)      (14,416)
                                                    ------------   -----------
                                                    $     22,219   $   14,495
                                                    ============   ===========


                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



Intangible assets, net:
  Goodwill......................................    $    22,740    $   20,748
  Acquired software development costs...........         14,532         7,628
  Other.........................................          4,717         2,510
                                                    ------------   -----------
                                                         41,989        30,886
Less accumulated amortization...................        (12,921)       (5,783)
                                                    ------------   -----------
                                                    $    29,068    $   25,103
                                                    ============   ===========

Accounts payable and accrued liabilities:
  Accounts payable..............................    $     9,867    $    4,304
  Payroll and related benefits..................         12,572         8,035
  Accrued acquisition costs.....................            220         2,647
  Accrued interest payable......................          1,583         1,583
  Other.........................................          5,807         3,858
                                                    ------------   -----------
                                                    $    30,049    $   20,427
                                                    ============   ===========


The carrying amounts of accrued liabilities approximate fair value because of the short-term maturities of these financial instruments.


NOTE 5-- INVESTMENTS
--------------------------------------------------------------------------------

At December 31, 1999 and 1998, the amortized cost and estimated fair value of investments available for sale were as follows:


                                                            DECEMBER 31, 1999
                                         ---------------------------------------------------------
                                          AMORTIZED      UNREALIZED      UNREALIZED         FAIR
                                            COST             GAINS         LOSSES           VALUE
                                         ------------    ------------    ------------    ---------
U.S. government and federal agencies      $ 62,233        $     --        $    (54)       $62,179
U.S. corporate debt.................        22,415              --            (109)        22,306
U.S. corporate equity...............         3,000           3,810              --          6,810
Foreign corporate debt..............         6,484              --             (38)         6,446
                                         ------------    ------------    ------------    ---------
                                          $ 94,132        $  3,810        $   (201)       $97,741
                                         ============    ============    ============    =========



                                                             DECEMBER 31, 1998
                                          --------------------------------------------------------
                                           AMORTIZED     UNREALIZED      UNREALIZED         FAIR
                                             COST           GAINS          LOSSES           VALUE
                                          -----------    ------------    ------------    ---------
U.S. government and federal agencies       $ 65,797       $     49        $     --        $65,846
U.S. corporate debt.................         26,181              5              --         26,186
Foreign corporate debt..............          7,023             18              --          7,041
                                          -----------    ------------    ------------    ---------
                                           $ 99,001       $     72        $     --        $99,073
                                          ===========    ============    ============    =========


As of December 31, 1999, we had an unrealized gain of $3,810 related to our investment in ShopNow.com (see Note 6). No significant gains or losses were realized during the years ended December 31, 1999, 1998 and 1997. The cost of securities sold is determined by the specific identification method. At December 31, 1999 and 1998, all foreign corporate debt investments were denominated in U.S. dollars.

NOTE 6--EQUITY INVESTMENTS
--------------------------------------------------------------------------------

On March 18, 1999, we invested $750 to purchase a 16% interest in AIM Solutions, Inc., or AIM, a company that provides marketing process automation, campaign execution software, and client-to-vendor data management to direct marketers of enhancement services. On March 31, 1999, we invested $2,000 to purchase a 3% interest in Qpass Inc., a Web-wide transaction and customer service network enabling commerce in digital goods and services. On April 16, 1999, we invested $6,000 to purchase a 6% interest in Open Solutions Inc., or OSI, a developer of client/server core data processing solutions for community banks and credit unions. On July 23, 1999, we invested $2,000 to purchase a 16% interest in KeyLime Software Inc., a privately held software company specializing in the development of certain data mining technologies. On June 1, 1999, we invested $3,000 to purchase a 1% interest in ShopNow.com Inc., or ShopNow.com, an e-commerce company that helps customers and merchants buy and sell merchandise online. In September 1999, ShopNow.com became a public company. As a result, we reclassified our investment in ShopNow.com in our consolidated balance sheet to short-term investments available for sale-equity. In October 1999, we invested $3,500 to

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


purchase a 12.6% interest in Onyx Technologies, Inc., or Onyx, a premier application service provider of online data access and customer acquisition analysis for the cellular, PCS, and private label credit card industries (see
Note 16 -- Subsequent Events for further discussion).


NOTE 7--NOTES PAYABLE
--------------------------------------------------------------------------------

We have a Credit Agreement with a bank that provides for a $15,000 revolving line of credit through July 11, 2001. At December 31, 1999, we had no amounts outstanding under this revolving line of credit. The agreement requires that we maintain specific financial ratios and levels of working capital, tangible net worth and profitability, and also restricts our ability to pay cash dividends and make loans, advances or investments without the bank's consent. Although we had no balances outstanding during 1999, we were in technical default of our profitability loan covenant for the quarter ended December 31, 1999. We obtained a waiver from the bank addressing this default. We were in compliance with all other debt covenants as of December 31, 1999. Interest is payable monthly at the bank's prime rate or LIBOR rate plus 1.5%. The applicable interest rate was 7.32% at December 31, 1999.


NOTE 8--LEASES
--------------------------------------------------------------------------------

At December 31, 1999, we are obligated through 2014 under non-cancelable operating leases for our facilities and equipment as follows:


                                                                           NET FUTURE
                                 FUTURE MINIMUM      LESS SUBLEASE        MINIMUM LEASE
                                 LEASE PAYMENTS         INCOME              PAYMENTS
                                ------------------   ----------------    -----------------
2000.......................       $   6,227             $  594            $   5,633
2001.......................           6,671                276                6,395
2002.......................           7,324                 --                7,324
2003.......................           6,098                 --                6,098
2004.......................           4,625                 --                4,625
After 2004.................          24,435                 --               24,435


Our corporate headquarters lease provides for scheduled rent increases and an option to extend the lease for five years with changes to the terms of the lease agreement and a refurbishment allowance. Rent expense under operating leases for the years ended December 31, 1999, 1998 and 1997 was approximately $6,172, $3,689 and $2,687, respectively, net of sublease income of $1,286, $1,029 and $477, respectively. Deferred rent as of December 31, 1999 and 1998 was $305 and $456, respectively. We had no deferred rent as of December 31,1997.

NOTE 9--CONVERTIBLE SUBORDINATED NOTES
--------------------------------------------------------------------------------

During March 1998, we completed an offering of $100,000 of 4.75% Convertible Subordinated Notes, or the Notes, due on March 1, 2003. We fully and unconditionally guarantee the Notes. The Notes are convertible into our common stock at any time prior to the close of business on the maturity date at a conversion rate of 22.30 shares per $1,000 principal amount of the Notes (equivalent to a conversion price of $44.85 per share). We have the right to redeem the Notes, in whole or in part, on or after March 6, 2001, at redemption prices (plus accrued interest), as follows: a premium of 101.9 after one year,
100.95 after two years, and at par as of the third year. As a result of the Retek spin-off that we intend to complete during 2000, and pursuant to a resolution by our Board of Directors, our Notes conversion price may be significantly reduced based upon a formula that calculates a revised conversion rate using the relative per common share values of HNC and Retek as of the date of the spin. The Retek spin-off is subject to a favorable revenue ruling from the Internal Revenue Service and other conditions, including approval of our Board of Directors.

This offering resulted in net proceeds to us of approximately $97,000 after the payment of underwriters' commissions but before the deduction of offering expenses. Debt issuance costs were recorded at cost and are being amortized using the straight-line method, which approximates the effective interest-method, over the life of the Notes. The fair value of the Notes at December 31, 1999 was approximately $242,875.

Cash amounts paid for interest were $4,750, $2,335 and $101 in the years ended December 31, 1999, 1998 and 1997.

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 10--TREASURY, COMMON AND PREFERRED STOCK
--------------------------------------------------------------------------------

During the first three quarters of 1999, we repurchased approximately 2,266 shares of our outstanding common stock for the treasury. During 1999, we issued approximately 1,916 of our shares to employees who exercised their vested stock options, of which 1,384 were from our treasury. We had approximately 882 treasury shares remaining at December 31, 1999. We issued 115 shares under our Employee Stock Purchase Plan, none of which were from our treasury.

During March 1998, we completed a secondary public offering of 2,100 shares of common stock (of which 2,080 shares were sold by selling stockholders and 20 shares were sold by us) at a price to the public of $34.50 per share, which resulted in net proceeds of $655 after the payment of underwriters' commissions but before the deduction of offering expenses.

Our Board of Directors is authorized to issue up to 4,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of common stockholders will be superceded by the rights of any preferred stock holders, if preferred stock is issued in the future.

NOTE 11--INCOME TAXES
--------------------------------------------------------------------------------

Income before income tax provision was taxed under the following jurisdictions:


                                      YEAR ENDED DECEMBER 31,
                                ---------------------------------
                                  1999         1998         1997
                                --------     -------      -------
Domestic.................       $ (6,521)    $21,388      $23,907
Foreign..................            785       1,822        1,012
                                --------     -------      -------
                                $ (5,736)    $23,210      $24,919
                                ========     =======      =======


The income tax provision is summarized as follows:


                                      YEAR ENDED DECEMBER 31,
                                ---------------------------------
                                  1999         1998         1997
                                -------      -------      -------
CURRENT:
  Federal................       $ 3,869      $ 6,659      $ 2,257
  State..................         1,042        1,549          537
  Foreign................           250          511          233

DEFERRED:
  Federal................        (3,958)       3,218        3,197
  State..................          (694)         715          985
  Foreign................            27          106          145
                                -------      -------      -------
                                $   536    $  12,758      $ 7,354
                                =======    =========      =======


Deferred tax assets are summarized as follows:


                                                  DECEMBER 31,
                                             ---------------------
                                               1999         1998
                                             --------     --------
  Taxable pooling basis difference........   $ 14,955     $ 16,097
  Net operating loss carry-forwards.......     11,257          993
  Tax credit carry-forwards...............      6,251        4,302
  Allowance for doubtful accounts.........      2,506          968
  Stock based compensation................      4,106           --
  Other...................................       (606)         632
                                             --------     --------
  Gross deferred tax assets...............     38,469       22,992

  Deferred tax asset valuation allowance..         --           --
                                             --------     --------
            Net deferred tax asset........   $ 38,469     $ 22,992
                                             =========    ========


During 1999, 1998 and 1997, we realized certain tax benefits related to stock option transactions in the amounts of $16,993, $7,569 and $4,192, respectively. The tax benefits from these stock option tax deductions are credited directly to paid-in capital.

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


On November 23, 1999, our subsidiary, Retek completed an initial public offering of 13.6% of their common stock, generating $84,897. Related to this 13.6% minority interest, we recorded non-taxable income of $253 representing 13.6% of Retek's loss attributable to the minority interest.

In 1999, Retek issued certain incentive stock options with strike prices below the fair market value of the underlying stock and recorded a $407 non-tax-deductible charge.

In connection with our acquisitions of Retek and FTI during 1998, we charged acquired in-process research and development of $4,750 to operations as of the acquisition dates (Note 11), including a $2,895 non-recurring, non-tax-deductible charge for acquired in-process research and development and other non-recurring, non-tax-deductible acquisition costs. During 1999, we recorded a $1,686 recurring, non-tax-deductible charge to operations for amortization of intangible assets acquired from the Retek and FTI acquisitions.

In 1998, we acquired the remaining minority equity interest held by employees of Aptex (Note 1). We also recorded non-recurring, non-tax-deductible compensation expense of $835. During 1999, we recorded a $543 non-tax-deductible charge for amortization of deferred compensation related to the Aptex minority interest acquisition. During 1999, we also recorded a $261 non-tax-deductible charge for amortization of intangible assets related to the Aptex minority interest acquisition.

Prior to our acquisition of CompReview on November 28, 1997, CompReview had elected subchapter S corporation status and the cash basis of accounting for income tax purposes; therefore, its cash basis income was included in the tax returns of its stockholders, and no income tax provision was recorded for CompReview other than certain minimum state taxes on subchapter S corporations. As of the date of CompReview's acquisition, its tax status was changed to C corporation status with the accrual basis of accounting. As a result of this change in tax status, we recorded a deferred tax liability in the amount of $869 based on the cumulative income recognition differences as of the date of acquisition between CompReview's former and prospective tax accounting methods.

A reconciliation of the income tax provision to the amount computed by applying the statutory federal income tax rate to income before income tax provision is summarized as follows:


                                                   YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                                 1999         1998        1997
                                             -----------  ----------- --------
     Amounts computed at statutory federal
       rate................................     $ (2,008) $   8,123   $  8,472
     State income taxes, net of federal
       benefit.............................          348      1,860      1,407
     Subchapter S corporation earnings.....           --         --     (2,888)
     Change in tax status of S corporation.           --         --        869
     Tax credit carry-forwards generated...         (642)      (949)      (284)
     Non-deductible stock
       redemption compensation expense.....          543        835         --
     Non-deductible acquired technology
       and amortization....................        1,947      2,895         --
     Foreign income taxes..................            2         21         27
     Minority interest in Retek............         (253)        --         --
     Stock based compensation..............          407         --         --
     Other, net............................          192        (27)      (249)
                                             -----------  ----------- --------
     Income tax provision..................     $    536  $  12,758   $  7,354
                                             ===========  =========== ========


At December 31, 1999, we had federal and state net operating loss carry-forwards of approximately $29,390 and $16,885, respectively. The total federal net operating loss carry-forwards of $29,390 consists of $4,772, which expires in 2011, and $24,618, which expires in 2019. The state net operating loss carry-forwards begin to expire in 2002. We do not have a valuation allowance as we believe it is more likely than not that our tax assets will be realized.

At December 31, 1999, we also had approximately $3,630 of federal research and development credit carry-forwards, which expire from 2000 to 2019; $1,789 of state research and development credit carry-forwards, which have no expiration date; $1,155 of foreign tax credit carry-forwards, which expire from 2000 to 2004; and federal and state alternative minimum tax credits of $299 and $7, respectively, which have no expiration date. These net operating loss and research and development credit carry-forwards are subject to annual limitations and also are limited to utilization solely by the segment that generated them. Should a substantial change in our ownership occur, as defined by the Tax Reform Act of

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1986, there will be additional annual limitations on our utilization of net operating loss and research and development credit carry-forwards. We paid $6,312, $1,151 and $547 of income taxes during the years ended December 31, 1999, 1998 and 1997.

NOTE 12--ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT
--------------------------------------------------------------------------------

In connection with the acquisitions of WebTrak, PCS, FTI and ATACS, acquired in-process research and development of $1,480, $1,750, $3,000 and $1,340, respectively, was charged to operations during the period in which the acquisitions occurred.

WebTrak Limited is a United Kingdom company that develops, markets and sells business-to-business products that enable users to publish and share a critical path on the Internet, and allow Web-based collaboration to improve the new product design and development process. In October of 1999, our subsidiary, Retek, exercised its option to purchase WebTrak for approximately $8,131. In connection with the purchase, Retek paid $5,333 in cash, ($5,098, net of $235 cash acquired), issued a note for $2,667 that converted to Retek common stock on November 26, 1999, and assumed net liabilities of $131. The acquisition of WebTrak expanded Retek's Business-to-Business Collaborative Solution suite to include WebTrak Critical Path and Portfolio Private Label products. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, or SFAS 86, Statement of Financial Accounting Standards No. 2, or SFAS 2 and Financial Accounting Standards Board Interpretation No. 4, or FIN4.

PCS is a supplier of fully integrated distribution center management software products that address the distribution needs of the retail, wholesale and manufacturing industries. PCS's products can be classified into two categories:
Nautilus, an off-the-shelf warehouse management software system designed to provide the tools needed to control the course of warehouse operations, and Nautilus CBT, an operational tutorial database which guides the user through Nautilus operations. Some products were complete in some areas and under development in others. At the time of acquisition, PCS had a number of new software products under development including Nautilus Versions 6.0 and 7.0 and Nautilus CBT. Nautilus Version 6.0 and Nautilus CBT were both nearly complete but had not reached technological feasibility as of the acquisition date. The classification of each new technology as complete or under development was made in accordance with the guidelines of SFAS 86, SFAS 2 and FIN4.

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

ATACS is a fraud management software solution for the wire-line, wireless and Internet telecommunication service provider industries. ATACS' Version 4.2 includes significant enhanced features from the prior version, including new enhancements to Velocity, Message Handlers and a subsystem to support fraud detection of online transactions. ATACS Version 4.1 was completed and producing revenues prior to the acquisition date while Version 4.2, which includes new technology that allows the system to function on three interface platforms, was under development and had not yet reached technological feasibility as of the acquisition date. Although Version 4.2 has foundation technology from the completed as well as in-process technology, we believe that this technology has changed significantly so as to be considered a new research and development effort. The classification of each research and development project as complete or under development was made in accordance with the guidelines of SFAS 86, SFAS 2 and FIN4.

NOTE 13--SEGMENT INFORMATION
--------------------------------------------------------------------------------

Our reportable segments are based upon our method of internal reporting to management, whom view our business by functional market. Our reportable segments are as follows: the Service Industries Group, which includes HNC Insurance Solutions, or IS, HNC Financial Solutions, or FS, and HNC Telecommunications Solutions, or TS; eHNC; and Retek Inc., or Retek. IS provides users with the ability to reduce fraud losses and streamline operations in the containment of the medical costs of workers' compensation and automobile accident insurance claims, workers' compensation loss reserving,

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


workers' compensation fraud, managed care effectiveness and provider effectiveness. FS provides transaction-based, real-time authorization and action decisions for applications like credit card charge authorization and the loan approval decision process. TS provides our telecommunications users with the ability to reduce fraud losses and determine customer profitability. eHNC serves e-businesses by providing products that allow online merchants to maximize customer service capabilities and point-of-sale transactions. Retek offers predictive software solutions that allow retailers to build forecasting and marketing models. For presentation purposes in this Report, our former Aptex entity's historical financial information has been combined with eHNC's. Reflected in our "Other" category are our TS, Advanced Technology Solutions group which primarily provides research and development for the United States government, and any corporate assets, liabilities, or activity .

The accounting policies of the segments are the same as those described in "Note 1 -- HNC Software Inc. and Our Significant Accounting Policies." We evaluate the performance of our segments and allocate resources to them based on operating income. Inter-segment sales are accounted for at fair value as if the sales were to third parties.

Our operating segments reflect the way our management team organizes and evaluates internal financial information, in order to make operating decisions and assess performance. Each segment represents a strategic business unit that offers unique products and services to their functional markets. The table below presents segment data for certain statement of operations and balance sheet line items as of and for the years ended December 31, 1999, 1998 and 1997.

Segment revenue and operating income (loss), which excludes all non-cash expenses such as stock-based compensation expense, acquisition related amortization, and acquired in-process research and development expenses:


                                                                                   YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------
                                                                            1999            1998              1997
                                                                        ------------    -------------     ------------
               Segment revenue:
                   IS                                                   $    66,790        $  52,140        $  39,273
                   FS                                                        67,959           57,570           34,819
                   Other                                                      7,299            6,555            3,402
                                                                        ------------    -------------     ------------
                       Service Industries Group                             142,048          116,265           77,494
                                                                        ------------    -------------     ------------
                   eHNC                                                       5,682            6,874            5,318
                   Retek                                                     69,159           56,669           30,923
                   Inter-segment elimination                                      -           (1,200)               -
                                                                        ------------    -------------     ------------
                           Total consolidated revenue                   $   216,889        $ 178,608        $ 113,735
                                                                        ============    =============     ============


In the insurance market, revenues from one product accounted for 20.9%, 21.5% and 23.0% of our total revenues for 1999, 1998 and 1997, respectively. During those same periods, one product in the retail market accounted for 10.1%, 13.2% and 18.9%, respectively, of our total revenues, and one product line in the financial services market accounted for 15.4%, 14.5% and 16.0%, respectively, of our total revenues.


                                                                                  YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------------
                                                                            1999            1998             1997
                                                                        ------------    ------------     ------------
               Segment operating income (loss):
                   IS                                                   $    13,390        $  7,651         $  10,520
                   FS                                                        14,077          12,016             5,879
                   Other                                                     (5,168)            700              (549)
                                                                        ------------    ------------     ------------
                       Service Industries Group                              22,299          20,367            15,850
                   eHNC                                                      (4,701)         (1,080)              572
                   Retek                                                     (2,318)         11,031             6,618
                                                                        ------------    ------------     ------------
                           Total segment operating income                    15,280          30,318            23,040
                                                                        ------------    ------------     ------------
                   Stock-based compensation                                 (11,985)              -                 -
                   Acquisition related amortization                          (8,599)         (3,202)                -
                   Acquired in-process research and development              (1,480)         (6,090)                -
                                                                        ------------    ------------     ------------
                           Consolidated operating income (loss)              (6,784)         21,026            23,040
                                                                        ------------    ------------     ------------
                   Interest and other income,net                              6,149           6,860             2,003
                   Interest expense                                          (5,823)         (4,550)              (81)
                   Minority interest in losses of consolidated
                           subsidiaries                                         722            (126)              (43)
                                                                        ============    ============     ============
                           Income (loss) before income tax
                                provision                               $    (5,736)       $ 23,210         $  24,919
                                                                        ============    ============     ============


                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Depreciation expense included in operating income:



                                                                                    YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------------
                                                                            1999            1998             1997
                                                                        ------------    ------------     ------------
               Segment depreciation expense:
                   IS                                                   $     2,134     $     1,564      $       999
                   FS                                                         2,455           2,602            1,825
                   Other                                                        801             355              288
                                                                        ------------    ------------     ------------
                       Service Industries Group                               5,390           4,521            3,112
                                                                        ------------    ------------     ------------
                   eHNC                                                         516             319              260
                   Retek                                                      2,309           1,262              394
                                                                        ------------    ------------     ------------
                            Total segment depreciation expense             $  8,215        $  6,102         $  3,766
                                                                        ============    ============     ============


Corporate assets are primarily comprised of cash, short-term and long-term investments available for sale, deferred tax assets and inter-segment receivables. All tax related assets and liabilities included in under the Corporate line item. Eliminations primarily relate to intercompany payables in our disclosure of segment assets.

Total assets:


                                                                                        DECEMBER 31,
                                                                        ---------------------------------------------
                                                                            1999            1998             1997
                                                                        ------------    ------------     ------------
               Total segment assets:
                   IS                                                   $    40,491     $    22,937      $    15,081
                   FS                                                        46,124          37,896           18,030
                   Other                                                      5,872           6,287            4,094
                                                                        ------------    ------------     ------------
                       Service Industries Group                              92,487          67,120           37,205
                                                                        ------------    ------------     ------------
                   eHNC                                                       3,368           8,483            2,933
                   Retek                                                    129,099          32,333           18,895
                                                                        ------------    ------------     ------------
                           Total segment assets                             224,954         107,936           59,033
                                                                        ------------    ------------     ------------
                   Corporate                                                291,098         207,784           98,857
                   Eliminations                                             (99,631)        (31,806)         (38,013)
                                                                        ------------    ------------     ------------
                           Total consolidated assets                    $   416,421     $   283,914      $   119,877
                                                                        ============    ============     ============


Segment capital expenditures:


                                                                                  YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------------
                                                                            1999            1998             1997
                                                                        ------------    ------------     ------------
               Segment capital expenditures:
                   IS                                                   $     4,336     $     1,831      $     2,442
                   FS                                                         3,598           2,571            3,038
                   Other                                                      1,565             407              675
                                                                        ------------    ------------     ------------
                       Service Industries Group                               9,499           4,809            6,155
                                                                        ------------    ------------     ------------
                   eHNC                                                       1,123             394              337
                   Retek                                                      5,737           2,939            3,101
                                                                        ------------    ------------     ------------
                           Total capital expenditures                   $    16,359     $     8,142      $     9,593
                                                                        ============    ============     ============


Revenue and long-lived assets by geographical area:


                                                                                  YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------------
                                                                            1999            1998             1997
                                                                        ------------    ------------     ------------
               Revenue by geographical area:
                   United States                                          $ 166,505       $ 137,332        $  92,294
                   Foreign                                                   50,384          41,276           21,441
                                                                        ------------    ------------     ------------
                           Total revenue                                  $ 216,889       $ 178,608        $ 113,735
                                                                        ============    ============     ============




                                                                                        DECEMBER 31,
                                                                        ---------------------------------------------
                                                                            1999            1998             1997
                                                                        ------------    ------------     ------------
               Long-lived assets by geographical area:
                   United States                                           $ 54,174        $ 43,852         $ 14,231
                   Foreign                                                      145             193              286
                                                                        ------------    ------------     ------------
                           Total long-lived assets                         $ 54,319        $ 44,045         $ 14,517
                                                                        ============    ============     ============


                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Our foreign revenues are from export sales and international operations. Export sales include sales from the United States to foreign countries. International operations include sales by foreign operations. Revenues from international operations and export sales, primarily to Western Europe and Canada, represented approximately 23.2%, 23.1% and 18.9% of total revenues in 1999, 1998 and 1997, respectively. Export sales were $37,713, $27,840 and $10,231 in 1999, 1998 and 1997, respectively.


NOTE 14--EMPLOYEE BENEFIT PLANS
--------------------------------------------------------------------------------

We apply Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for our stock-based compensation. Had compensation cost for our stock-based compensation awards issued during 1999, 1998 and 1997, been determined based on the fair value at the grant dates of awards consistent with the method of Financial Accounting Standards Board Statement No. 123, our net income and basic and diluted pro forma net income per common share would have been reduced to the pro forma amounts indicated below:


                                                                            YEAR ENDED DECEMBER 31,
                                                                       ------------------------------
                                                                          1999       1998      1997
                                                                       ---------  --------- ---------
                               Net income (loss):
                                 As reported.....................       $(6,272)  $ 10,452   $ 17,565
                                 Pro forma.......................        (43,583)  (21,678)     2,232
                               Basic net income (loss) per common
                               share:
                                 As reported.....................       $  (0.25) $    0.41  $   0.72
                                 Pro forma.......................       $  (1.75) $   (0.84) $   0.09
                               Diluted net income (loss) per common
                               share:
                                 As reported.....................       $  (0.25) $    0.39  $   0.68
                                 Pro forma.......................       $  (1.91) $   (0.85) $   0.09


HNC SOFTWARE INC. SPONSORED PLANS

We administer several employee benefit plans, both active and inactive. Our active plans are as follows: (1) Our original stock option plan was established in 1987, and was supplemented by the Incentive Plan in 1995, and later the 1998 Stock Option Plan; (2) We established our Employee Stock Purchase Plan in 1995; and (3) Directors Stock Option Plan in 1995. Our inactive plans include several plans we acquired in conjunction with previous acquisitions (See Note 1-Acquisitions). All of these acquired plans, with the exception of Retek, are immaterial and are not discussed herein. These acquired plans were amended to convert their respective options into HNC options as of the acquisition dates. While subsequent to the acquisition of these plans the acquired employees participated in our own stock option plan and are subject to our plan's terms and conditions, options issued prior to the acquisition dates are subject to their respective plan terms and conditions. The employee benefit plans we acquired and that are inactive include: the Risk Data Stock Option Plan, the CompReview 1995 Stock Option Plan, the PCS 1998 Stock Option Plan, and the Aptex Stock Option Plan.

During 1987, we adopted the 1987 Stock Option Plan and reserved 2,500 shares of our common stock for issuance pursuant to nonqualified and incentive stock options to our officers, directors, key employees and consultants. The plan, as amended, is administered by our Board of Directors, or its designees, and provides generally that, for incentive stock options and nonqualified stock options, the exercise price must not be less than the fair market value of the shares as determined by our Board of Directors at the date of grant. The options expire no later than ten years from the date of grant and may be exercised in installments based upon stipulated timetables (not in excess of seven years). At December 31, 1999, options to purchase 200 shares were exercisable.

During 1995, we adopted the 1995 Directors Stock Option Plan, or Directors Plan, the 1995 Equity Incentive Plan, or Incentive Plan and the 1995 Employee Stock Purchase Plan, or Purchase Plan. For purposes of the discussion contained in the three paragraphs below, "fair market value" means the closing price of our common stock on the Nasdaq National Market on the grant date.

The Directors Plan, as amended, provides for the issuance of up to 500 nonqualified stock options to our outside directors. Under the provisions of the Directors Plan, options to purchase 25 shares of our common stock are granted to outside directors upon their respective dates of becoming members of the Board of Directors, and options to purchase ten shares

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


of our stock will be granted on each anniversary date. Options under the Directors Plan are granted at the fair market value of the stock at the grant date and vest at specific times over a four-year period. At December 31, 1999, options to purchase 95 shares were exercisable.

The Incentive Plan, as amended, provides for the issuance of up to 7,250 shares of our common stock in the form of nonqualified or incentive stock options, restricted stock or stock bonuses. In addition, all shares that remained unissued under the 1987 Stock Option Plan on the effective date of the Incentive Plan, and all shares issuable upon exercise of options granted pursuant to the 1987 Stock Option Plan that expire or become unexercisable for any reason without having been exercised in full are available for issuance under the Incentive Plan. Nonqualified stock options and restricted stock may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award. Options granted under the Incentive Plan may have a term of up to ten years. We have the discretion to provide for restrictions, and the lapse of restrictions, in respect of restricted stock awards. Options typically vest at the rate of 25% of the total grant per year over a four-year period; however, we may, at our discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 1999, 610 shares were exercisable.

The Purchase Plan, as amended, provides for the issuance of a maximum of 650 shares of common stock. Each purchase period, eligible employees may designate between 2% and 10% of their cash compensation, up to legally permitted amounts, to be deducted from their compensation for the purchase of common stock under the Purchase Plan. The purchase price of the shares under the Purchase Plan is equal to 85% of the lesser of the fair market value per share on the first day of the twelve-month offering period or the last day of each six-month purchase period. Approximately 58% of eligible employees have participated in the Purchase Plan in the last three years.

During 1998, we adopted the 1998 Stock Option Plan, or 1998 Plan. The 1998 Plan, as amended, provides for the issuance of up to 1,430 shares of our common stock in the form of nonqualified stock options to our employees, officers, consultants and independent advisors. Options granted under the 1998 Plan may have a term of up to ten years. Options typically vest at the rate of 25% of the total grant per year over a four-year period; however, we may, at our discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 1999, there were 62 shares exercisable under the 1998 Plan.

During 1999, we granted stock options to a key employee. Under the terms of this grant, this employee will vest in 100 shares over a five year period. If we achieve certain financial and stock performance thresholds, this employee will vest at an accelerated rate; otherwise, all 100 shares become vested at the end of the five year period.

Transactions under our stock option and purchase plans during the years ended December 31, 1999, 1998 and 1997, including options under the Risk Data stock option plan, options under the Retek stock option plan, options under the CompReview Stock Option Plan, options under the PCS Stock Option Plan and options under the Aptex stock option plan are summarized as follows:


                                                                   YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------------------
                                            1999                           1998                            1997
                                 ---------------------------    ---------------------------    ----------------------------
                                             WEIGHTED AVERAGE              WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                    SHARES    EXERCISE PRICE       SHARES   EXERCISE PRICE        SHARES  EXERCISE PRICE
                                 ----------  ----------------   ---------- ----------------    ---------- ----------------
Outstanding at beginning of
year.........................        6,474        $ 29.84           4,591       $ 23.92            3,215       $ 15.65
  Options granted............        3,845          33.67           3,333         34.59            2,177         32.61
  Options exercised..........       (1,916)         24.68            (732)        12.12             (475)         6.16
  Options canceled...........       (2,368)         32.11            (718)        32.04             (326)        26.33
                                    ------                          -----                         ------
Outstanding at end of year...        6,035          33.03           6,474         29.84            4,591         23.92
                                    ======                          =====                         ======
Options exercisable at end of
  year.......................          986                          1,418                          1,096
Weighted average fair value of
  options granted during the
  year.........................    $ 23.15                        $ 22.17                         $19.79


                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


The following table summarizes information about employee stock options outstanding at December 31, 1999:


                                        OPTIONS OUTSTANDING
                            ------------------------------------------
                                                                           OPTIONS EXERCISABLE
                                               WEIGHTED                ---------------------------
                                NUMBER         AVERAGE      WEIGHTED       NUMBER         WEIGHTED
                            OUTSTANDING AT    REMAINING      AVERAGE   OUTSTANDING AT      AVERAGE
       RANGE OF              DECEMBER 31,    CONTRACTUAL    EXERCISE    DECEMBER 31,      EXERCISE
     EXERCISE PRICES             1999       LIFE (IN YEARS)   PRICE         1999            PRICE
-----------------------     -------------   -------------- ----------- -------------    ---------
$  0.02  to  $  25.38..         1,206           7.82         $ 18.19         405          $11.22
  25.63         30.50..         1,141           8.81           27.63         146           30.08
  30.63         32.88..         1,081           8.12           31.62         191           31.55
  33.00         36.00..         1,006           8.49           35.00          66           35.04
  36.13         40.38..         1,026           7.75           38.19         129           38.14
  40.50        105.75..           575           7.80           64.86          49           42.21
                            -------------                               ------------
   0.02        105.75..         6,035           8.16           33.03         986           24.60
                            =============                               ============


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 1999, 1998 and 1997, respectively: dividend yield of 0.0% for all three years, risk-free interest rates of 5.47%, 5.14%, and 6.10%, expected volatilities of 100%, 65% and 65% and expected lives of 2.0, 3.0 and 3.0 years. The fair value of the employees' purchase rights pursuant to the Purchase Plan is estimated using the Black-Scholes model with the following assumptions: dividend yield of 0.0% for all three years, risk-free interest rates of 4.98%, 5.23% and 5.32%, expected volatilities of 100%, 65% and 65%, and an expected life of 6 months for all three years. The weighted average fair value of those purchase rights granted in 1999, 1998 and 1997 was $16.66, $16.25 and $14.10, respectively.

Compensation expense related to stock-based awards totaled $10,077 during 1999, of which $7,972 was calculated at intrinsic value, and the remainder was calculated at fair market value. The intrinsic value calculation consisted of a one time charge of $6,064 related to the severance arrangements for a key employee during the fourth quarter of 1999. The remaining stock-based awards were granted to non-employees, and were estimated at their fair values using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0.0%, risk-free interest rate of 5.23%, volatility of 100.0%, expected lives from 4 months to 1 year according to the vesting date and subsequent exercise period of each option grant, and our stock prices on the various grant dates as well as on December 31, 1999.

EHNC  INC. SPONSORED PLANS

During September 1999, we adopted the eHNC 1999 Equity Incentive Plan, or eHNC's Incentive Plan. eHNC's Incentive Plan provides for the Compensation Committee of eHNC's Board of Directors to award up to 3,200 shares of eHNC"s common stock in the form of non-qualified or incentive stock options, and restricted stock. Non-qualified stock options may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of eHNC stock at the date of the award, or 110% of the fair market value of eHNC's stock at the date of the award to more than 10% of eHNC's stockholders. Options granted under the eHNC Incentive Plan may have a term of up to 10 years. The Compensation Committee of eHNC's Board of Directors has the discretion to award restricted stock, as they deem appropriate. Employees vest over four years at the rate of 12.5% of the total grant after 6 months, and then at a rate of 2.08% of the total grant per month for the remaining 42 months. However, eHNC may, at its own discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 1999, there were 8,333 options exercisable under eHNC's Incentive Plan.

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Transactions under eHNC's stock option plan during the year ended December 31, 1999, are summarized as follows:


                                         YEAR ENDED DECEMBER 31, 1999
                                         ----------------------------
                                                    WEIGHTED AVERAGE
                                         SHARES     EXERCISE PRICE
                                         --------   -----------------
Outstanding at beginning of year.            --        $    --
  Options granted................         3,025           2.98
  Options exercised..............            --            --
  Options canceled...............            (2)          2.98
                                         --------
Outstanding at end of year.......          3,023          2.98
                                         ========
Options exercisable at end of
  year...........................          8,333
Weighted average fair value of
  options granted during the year       $   2.98


The following table summarizes information about eHNC's employee stock options outstanding at December 31, 1999:


                                        OPTIONS OUTSTANDING
                            ----------------------------------------        OPTIONS EXERCISABLE
                                              WEIGHTED                 ---------------------------
                                NUMBER         AVERAGE      WEIGHTED       NUMBER         WEIGHTED
                            OUTSTANDING AT    REMAINING      AVERAGE   OUTSTANDING AT      AVERAGE
       RANGE OF              DECEMBER 31,    CONTRACTUAL    EXERCISE    DECEMBER 31,      EXERCISE
     EXERCISE PRICES             1999       LIFE (IN YEARS)   PRICE         1999            PRICE
-----------------------     -------------   --------------- ---------  -------------    ---------
$  2.98  to  $   2.98..         3,023           9.75         $  2.98        8,333         $ 2.98


The fair value of each option granted under the eHNC plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the year ended December 31, 1999: dividend yield of 0.0%, risk-free interest rate of 5.13%, expected volatility of 100%, expected life of 1.0 year.

RETEK INC. SPONSORED PLANS

During 1999, Retek adopted the 1999 Equity Incentive Plan, or Retek's Incentive Plan, the 1999 Employee Stock Purchase Plan, or Retek's Purchase Plan, the 1999 Director Stock Option Plan, or Retek's Directors Plan, and the Employee Stock Option Exchange Program, or Exchange Program.

Retek's Incentive Plan provides for the Compensation Committee of the Retek's Board of Directors to award up to 9,000 shares of Retek's common stock in the form of nonqualified or incentive stock options, stock appreciation rights, restricted stock or stock bonuses. Nonqualified stock options may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award or 110% of fair market value of the stock at the date of the awards to more than 10% stockholders. Options and stock appreciation rights granted under the Incentive Plan may have a term of up to 10 years. The Compensation Committee of the Retek's Board of Directors has the discretion to award restricted stock and stock bonuses, as they deem appropriate. Options vest over four years at the rate of 25% of the total grant after one year and then at a rate of 2.08% of the total grant per month over the remaining 36 months. However, Retek may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 1999, no options were exercisable.

Retek's Purchase Plan provides for the issuance of a maximum of 700 shares of Retek's common stock. Each purchase period, eligible employees may designate between 2% and 15% of their cash compensation, subject to certain limitations, to be deducted from their pay for the purchase of Retek's common stock under the Purchase Plan. The purchase price of the shares under Retek's Purchase Plan is equal to 85% of the lesser of the fair market value per share, as defined by the Purchase Plan, on the first day of the two-year offering period and the date of purchase. Employee contributions to Retek's plan were $396 during the year ended December 31, 1999. No shares were issued to employees during the year ended December 31, 1999.

Retek's Directors Plan provides for the issuance of up to 400 nonqualified stock options to Retek's outside directors. Under the provisions of Retek's Directors Plan, options to purchase 25 shares of Retek's common stock will be granted to

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


outside directors upon their becoming a member of Retek's Board of Directors and
7.5 additional options will be granted on each anniversary of the initial grant, so long as they remain on the Retek's Board of Directors. Options under Retek's Directors Plan will be granted at the fair value of the stock at the grant date and vest entirely at the end of a period of one year from the date of grant. At December 31, 1999, no shares were exercisable.

Transactions relating to employees and directors of Retek under Retek's Incentive Plan and Retek's Directors Plan during the year ended December 31, 1999 is summarized as follows:


                                                                                                  WEIGHTED
                                                                                                   AVERAGE
                                                                                      SHARES   EXERCISE PRICE
                                                                                    --------   --------------
                        Outstanding at beginning of year........................           0      $      0
                          Options granted.......................................       7,416         10.38
                          Options canceled......................................          (5)        10.00
                                                                                     -------
                        Outstanding at end of year..............................       7,411         10.38
                                                                                     =======
                        Options exercisable at end of year......................           0
                        Weighted average fair value of options granted during the
                          year..................................................     $  7.62


The following table summarizes information about Retek's employee stock options outstanding at December 31, 1999:


                                                                    OPTIONS OUTSTANDING
                                                    -----------------------------------------------------
                                                                            WEIGHTED
                                                                             AVERAGE
                                                         NUMBER             REMAINING         WEIGHTED
                                  RANGE OF           OUTSTANDING AT        CONTRACTUAL         AVERAGE
                               EXERCISE PRICES      DECEMBER 31, 1999    LIFE (IN YEARS)   EXERCISE PRICE
                                                    -----------------    ---------------   --------------
                              $10.00 to    $54.88        7,357                9.83             $ 10.00
                               54.88        56.00            7                9.98               54.88
                               56.00        63.69           18                9.97               56.00
                               63.69        71.56           14                9.91               63.99
                               71.56        74.13           13                9.95               71.56
                               74.13        74.13            2                9.92               74.13
                                                       -------
                               10.00        74.13         7,411               9.83               10.38
                                                       ========


During 1999, Retek granted stock options to its employees to purchase 7,257 shares and to its board of directors to purchase 100 shares of Retek's common stock at an exercise price of $10.00 per share when the deemed fair market value of Retek's common stock was $13.00 per share. Deferred stock-based compensation represents the intrinsic value of our common stock for accounting purposes on the date certain stock options were granted. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the related vesting period using an accelerated, graded method. Retek recorded deferred stock-based compensation of $21,886 of which $1,908 was amortized in 1999. The remaining deferred stock-based compensation is expected to be amortized as follows: $10,522, $5,446, $2,875 and $1,135 for the years ended December 31, 2000, 2001, 2002 and 2003, respectively.

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 15--CONTINGENCIES
--------------------------------------------------------------------------------

Various claims arising in the course of business, seeking monetary damages and other relief, are pending. The amount of the liability, if any, cannot be determined with certainty; however, in the opinion of management, the ultimate liability will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In November 1998, Nestor filed a complaint against us in the United States District Court for the District of Rhode Island (C.A. No. 98 569). In the complaint, Nestor alleged that we violated the federal Sherman Antitrust Act and the Rhode Island Antitrust Act and tortuously interfered with prospective contractual business relationships of Nestor in connection with our marketing of our Falcon credit card fraud detection product. The complaint also alleged that we infringed a United States patent Nos. 4,326,259 and 4,760,604 held by Nestor. Nestor seeks to recover unspecified compensatory damages, treble damages and punitive damages and to obtain injunctive relief arising from these claims. The complaint also sought a declaratory judgment that a United States patent we hold relating to technology used in our Falcon products is invalid and unenforceable due to our alleged inequitable conduct in obtaining this patent, and that Nestor's products do not infringe this patent.

In January 2000, Nestor dropped its claim of patent infringement against us. Our counter-claim that Nestor infringes our patent is still before the court in Rhode Island. The other Nestor claims for antitrust and unfair competition were severed by the court in an earlier ruling and will not be considered until after the trial on the issue of the validity of our patent. We also have claims for patent infringement and unfair competition pending in the United States District Court venued in San Diego against Nestor's distributors Transaction Systems Architects, Inc. and ACI Worldwide, Inc. Our management believes that these legal proceedings will not result in a material negative impact on our results of operations, liquidity or financial condition.


NOTE 16--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

Summarized quarterly financial information for fiscal 1999 and 1998 is as follows:


                                                                     YEAR ENDED DECEMBER 31, 1999
                                                      ---------------------------------------------------------
                                                        FIRST      SECOND       THIRD       FOURTH       TOTAL
                                                       QUARTER     QUARTER     QUARTER      QUARTER      YEAR
                                                      ---------   ---------   ---------    ---------    -------
                                                                           (IN THOUSANDS)
              Revenues.............................   $ 49,189    $ 55,933     $ 58,773     $52,994    $ 216,889
              Gross Profit.........................     29,815      35,484       38,697      30,704      134,700
              Operating Income (loss) .............      3,685       5,994        7,599     (24,062)     (6,784)
              Net Income (loss) ...................      2,124       3,345        3,331     (15,072)     (6,272)
              Basic earnings (loss) per share......      $0.08       $0.14        $0.14      ($0.60)     ($0.25)
              Diluted earnings (loss)  per share...      $0.08       $0.13        $0.13      ($0.60)     ($0.25)



                                                                     YEAR ENDED DECEMBER 31, 1998
                                                      ---------------------------------------------------------
                                                         FIRST     SECOND        THIRD      FOURTH       TOTAL
                                                        QUARTER    QUARTER      QUARTER     QUARTER      YEAR
                                                      ---------    -------     ---------   ---------    -------
                                                                            (IN THOUSANDS)
              Revenues.............................   $  35,081   $   43,141   $   47,750  $   52,636   $178,608
              Gross Profit.........................      24,337       28,080       31,208      32,854    116,479
              Operating Income.....................       4,754        2,848        8,198       5,226     21,026
              Net Income ..........................       2,387          508        5,076       2,481     10,452
              Basic earnings per share.............   $    0.10   $     0.02   $     0.20  $     0.10   $   0.41
              Diluted earnings per share...........   $    0.09   $     0.02   $     0.19  $     0.09   $   0.39


NOTE 17--SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

In February 2000, we signed an agreement to acquire the Center for Adaptive Systems Applications, Inc., or CASA, an advanced analytics solutions company that provides account optimization and precision marketing solutions through an ASP delivery platform. The acquisition was completed in March 2000, at which time we aquired all of CASA's outstanding stock and other securities in exchange for approximately $24,000 of our common stock, including shares subject to

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


options and warrants that will be assumed by us in the acquisition. The acquisition was completed in March 2000 and accounted for as a purchase.

In February 2000, we signed an agreement to acquire AIM, in whom we initially invested $750 during 1999. We acquired all of the remaining outstanding stock of AIM in exchange for approximately 9,344 shares of our common stock. The acquisition was complete in March 2000 and was accounted for as a purchase. Pro forma information related to this acquisition is not included as the impact of acquisition is not deemed to be material.

In March 2000, we signed an agreement to acquire Onyx, in whom we initially invested $3,500 during 1999. We acquired all of the remaining outstanding stock of Onyx and other securities in exchange for approximately 383,000 shares of our common stock, including shares subject to options that were assumed by us, and $1,500 in cash. The acquisition was completed in March 2000, and was accounted for as a purchase.

In March 2000, we invested an additional $1,500 in OSI to maintain our 6% equity investment in the entity. OSI completed a private placement of their common stock, and our additional investment was made to purchase enough of the newly issued OSI common shares to avoid any dilution of our investment in OSI.

                                   RETEK INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Retek's selected consolidated financial data below are qualified by reference to and should be read in conjunction with Retek's consolidated financial statements and notes thereto included in Item 14 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.


                                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------------------
                                                                           1999       1998       1997       1996        1995
                                                                         ---------  --------   --------   --------     ------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
        CONSOLIDATED STATEMENT OF INCOME DATA:
        Total revenue...............................................     $  69,159  $ 55,033   $ 30,923   $ 13,433     $3,836
        Gross profit................................................        46,176    41,181     27,278      9,554        698
        Operating (loss) income.....................................        (7,096)    8,088      6,619      1,418       (536)
        Net (loss) income...........................................        (5,369)    3,878      3,476      2,233       (244)
        Basic and diluted net (loss) income per   common share......     $   (0.13) $   0.10   $   0.09        N/A        N/A




                                                                                             DECEMBER 31,
                                                                        ----------------------------------------------------
                                                                           1999       1998       1997        1996       1995
                                                                        ---------  ---------  ---------   ---------  -------
                                                                                            (IN THOUSANDS)
        CONSOLIDATED BALANCE SHEET DATA:
        Cash and cash equivalents...................................    $  83,680   $   415    $ 2,469     $ 1,459    $   523
        Working capital.............................................       94,542    12,876      5,016         680       (480)
        Total assets................................................      154,233    51,283     37,896      30,173      1,821
        Payable to HNC Software Inc.................................       15,399     5,944      6,491       6,197        883
        Total stockholder's equity..................................      123,975    36,016     24,607      20,469        237


                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

THE FOLLOWING DISCUSSION OF RETEK'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH RETEK'S CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES, AND THE OTHER FINANCIAL INFORMATION INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K. THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. RETEK'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF SPECIFIED FACTORS, INCLUDING THOSE SET FORTH IN THE SECTION BELOW ENTITLED "FACTORS THAT MAY IMPACT FUTURE RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

                                    OVERVIEW

Retek completed its initial public offering on November 23, 1999. Prior to the completion of its initial public offering, Retek was a wholly owned subsidiary of HNC Software Inc., a public company that develops and markets predictive software solutions for businesses. As of December 31, 1999, HNC owned approximately 86.0% of Retek's outstanding common stock. We have informed Retek that it is our current intention to distribute pro rata to its stockholders, as a dividend, all of the shares of Retek's common stock that we own, subject to the satisfaction and fulfillment of several conditions, including the receipt of a written ruling from the Internal Revenue Service that the distribution qualifies for tax-free treatment under Section 355 of the Internal Revenue Code. However, HNC has the sole discretion to determine whether it will carry out the distribution, and if the distribution is carried out, the timing, structure and terms of the distribution.

Retek's business combines the business activities of Retek Information Systems, Inc. and Retek Inc., formerly Retek Logistic, Inc. Founded in 1995, Retek Information Systems, a developer and marketer of Internet-based, business-to-business software solutions for retailers, was acquired by HNC in 1996. Neil Thall Associates, Inc., a developer of predictive software solutions for retailers and a wholly owned subsidiary of HNC since 1991, was merged into Retek Information Systems in April 1997. Financial results of Neil Thall Associates are included in all periods presented. Founded in 1985, Retek Logistics, a developer of warehouse management software solutions, was acquired by HNC in 1998. On September 9, 1999, Retek Logistics was reincorporated as a Delaware corporation and renamed "Retek Inc." Immediately prior to the completion of Retek's initial public offering on November 23, 1999, in connection with the separation of Retek's business from HNC, HNC contributed all of the outstanding capital stock of Retek Information Systems to Retek Inc. Retek Information Systems currently operates as a wholly owned subsidiary of Retek.

Our acquisition of Retek Information Systems allowed us to integrate our patented predictive technology into Retek's software solutions for retailers. Retek formalized a marketing relationship with Oracle in September 1998, providing it with an effective partnership with a world leader in electronic commerce, an international channel to the largest retailers and the support of Oracle's worldwide sales force.

Retek's total revenue has grown from $30.9 million in 1997 to $55.0 million in 1998 to $69.2 million in 1999. Retek has generated revenue from the sale of software licenses, maintenance and support contracts, and professional consulting and contract development services. Until the fourth quarter of 1999, Retek generally licensed its products to customers on a perpetual basis and recognized revenue upon delivery of the products. Starting in the fourth quarter of 1999, Retek revised the terms of its software licensing agreements for the majority of its software products sold. Under the revised terms, Retek will provide technical advisory services after the delivery of its products to help its customers exploit the full value and functionality of Retek's products. Revenue from the sale of software licenses under these agreements will be recognized as the technical advisory services are performed. Retek expects that these periods of technical advisory services will generally be from 12 to 24 months, as determined by Retek's customers' objectives. As Retek begins to recognize license and service revenues over a period of time, rather than upon the delivery of its products, Retek will recognize significantly less revenue, have lower associated margins for several quarters, as compared to previous quarters, have higher operating expenses as a percentage of total revenues and incur operating losses for several quarters. Deferred revenue consists principally of the unrecognized portion of revenue received under maintenance service agreements. This revenue is recognized ratably over the term of the service agreement.

Customers who license Retek's software generally purchase maintenance contracts, typically covering renewable annual periods. In addition, customers may purchase consulting services, which are customarily billed at a fixed daily rate plus out-of-pocket expenses. Contract development services, including new product development services, are typically performed for a fixed fee. Retek also offers training services that are billed on a per student or per class session basis.

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Retek's revenue growth has resulted from a combination of increased market penetration and an expanding product offering. Retek's investments in research and development, acquisitions and alliances have helped bring new software solutions to market. Retek's investments produced a suite of decision support solutions in 1997; the retooling of its applications for the Web in 1998; and the delivery of Internet-based, business-to-business collaborative planning, critical path and product design solutions in 1999. To support its growth during these periods, Retek also continued to invest in internal infrastructure by hiring employees throughout various departments of the organization.

Retek markets its software solutions worldwide through direct and indirect sales channels. Revenue generated from Retek's direct sales channel accounted for approximately 76%, 86% and 100% of its total revenue in 1999, 1998 and 1997. Retek's indirect sales channel is driven mainly by its relationship with Oracle.

On October 29, 1999, Retek completed the purchase of all the outstanding capital stock of WebTrak Limited. WebTrak owns the WebTrack Critical Path and Portfolio Private Label products that Retek currently distributes. In connection with the purchase of WebTrak, Retek issued to the former WebTrak shareholders notes, which were due on November 26, 1999, in the principal amount of $5.33 million and a convertible note, which was due on November 26, 1999, in the principal amount of $2.67 million. The convertible note was at the option of the holder of the note convertible at the time of payment into the number of shares of Retek's common stock equal to the principal amount of the note divided by the initial offering price of $15.00. On November 29, 1999 Retek issued 177,778 shares of its common stock to the holder of the convertible note in full satisfaction of Retek's obligations. The remaining notes were satisfied in full on their due date.

Revenue attributable to customers outside of North America accounted for approximately 37%, 33% and 40% of Retek's total revenue in 1999, 1998 and 1997. Approximately 14% and 22% of Retek's sales were denominated in currencies other than the U.S. dollar for 1999 and 1998, respectively.

Retek primarily sells perpetual licenses for which it recognizes revenue in accordance with generally accepted accounting principles, upon meeting each of the following criteria:

     -    execution of a written purchase order, license agreement or contract;

     -    delivery of software authorization keys;

     -    the license fee is fixed and determinable;

     -    collectibility of the proceeds is assessed as being probable; and

     - vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement.

Vendor-specific objective evidence is based on the price charged when an element is sold separately, or if not yet sold separately, is established by authorized management. All elements of each order are valued at the time of revenue recognition. Retek recognizes revenue:

     - for sales made through Retek's distributors, resellers and original equipment manufacturers, at the time these partners report to Retek that they have sold the software to the end-user and after all revenue recognition criteria have been met;

     - from maintenance agreements related to Retek's software, over the respective maintenance periods;

     - from customer modifications, as the services are performed using the percentage of completion method; and

     - from services, using the percentage of completion method, based on costs incurred to date compared to total estimated costs at completion.

Retek records amounts received under contracts in advance of performance as deferred revenue, and recognizes these amounts within one year from receipt.

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                              RESULTS OF OPERATIONS

The following table presents selected financial data for the periods indicated as a percentage of Retek's total revenue. Retek's historical reporting results are not necessarily indicative of the results to be expected for any future period.


                                                                                                              AS A PERCENTAGE OF
                                                                                                                 TOTAL REVENUE
                                                                                                                  YEAR ENDED
                                                                                                                 DECEMBER 31,
                                                                                                             1999    1998    1997
                                                                                                           ------- ------- ------
         Revenue:
           License and maintenance................................................................           66%      78%     93%
           Services and other.....................................................................           34       22       7
                                                                                                            ---      ---     ---
                   Total revenue..................................................................          100      100     100
                                                                                                            ---      ---     ---
         Cost of revenue:
           License and maintenance................................................................            9        8       9
           Services and other.....................................................................           24       17       3
                                                                                                            ---      ---     ---
                   Total cost of revenue..........................................................           33       25      12
                                                                                                            ---      ---     ---
         Gross margin.............................................................................           67       75      88
         Operating expenses:
           Research and development...............................................................           33       23      31
           Sales and marketing....................................................................           29       26      27
           General and administrative.............................................................            9        7       9
           Amortization of stock-based compensation...............................................            3       --      --
           Acquired in-process research and development...........................................            2        3      --
           Acquisition related amortization of intangibles........................................            1        1      --
                                                                                                            ---      ---     ---
                   Total operating expenses.......................................................           77       60      67
                                                                                                            ---      ---     ---
         Operating (loss) income..................................................................          (10)      15      21
         Other income, net........................................................................           --       --      --
                                                                                                            ---      ---     ---
         (Loss) income before income tax (benefit) provision......................................          (10)      15      21
         (Loss) income tax (benefit) provision....................................................           (2)       8      10
                                                                                                            ---      ---     ---
         Net (loss) income........................................................................           (8)%      7%     11%
                                                                                                            ===      ===     ===
         Cost of license and maintenance revenue, as a percentage of
           license and maintenance revenue........................................................           14%      10%     10%
         Cost of services and other revenue, as a percentage of
           services and other revenue.............................................................           72%      77%     44%


YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

REVENUES
--------------------------------------------------------------------------------
TOTAL REVENUE. Total revenue increased 25.7% to $69.2 million in 1999 and 78.0% to $55.0 million in 1998 from $30.9 million in 1997.

LICENSE AND MAINTENANCE REVENUE. License and maintenance revenue increased 7.5% to $46.0 million in 1999 and 48.0% to $42.8 million in 1998 from $28.9 million in 1997. The increase in 1999 license revenue was primarily due to the addition of new customers and an increase in the average dollar sale per customer. As noted above in the section entitled "Overview", Retek recently revised the terms of its software license agreements so that revenue is recognized over a number of quarters rather than upon delivery. Due to the revised terms of the software license agreements, year over year revenue growth increased at a slower rate in 1999 compared to 1998. Maintenance revenue increased $3.7 million in 1999 due to a growing base of customers that have installed our software solutions. The increase in license and maintenance revenue in 1998 was primarily due to the addition of new customers as well as the introduction of new software solutions.

SERVICES AND OTHER REVENUE. Services and other revenue increased 88.9% to $23.2 million in 1999 and 505.5% to $12.3 million in 1998 from $2.0 million in 1997. The increase in 1999 was due to a $5.3 million increase in consulting services projects and a $1.3 million increase in custom development projects. The remaining increase was due to an increase in the number of billable employees from 69 in 1998 to 89 in 1999. Services and other revenue balances fluctuate based on Retek's use of third party consultants. Third party consultants are used on an as needed basis depending upon Retek's allocation of available internal resources. The increase in 1998 was due to a $6.9 million increase in consulting services projects and a $3.3 million increase in custom development. These increases were a result of our expanding customer base.

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


COST OF REVENUES
--------------------------------------------------------------------------------
COST OF LICENSE AND MAINTENANCE REVENUE. Cost of license and maintenance revenue consists primarily of fees for third party software products that are integrated into Retek's products; salaries and related expenses of Retek's customer support organization; and an allocation of Retek's facilities and depreciation expense. Cost of license and maintenance revenue increased 46.2% to $6.4 million in 1999 and 58.3% to $4.3 million in 1998 from $2.7 million in 1997. The absolute dollar increases are attributable to increases in license and maintenance revenue.. As license and maintenance revenue has increased, Retek has experienced increased costs resulting from increased royalty fees and an increase in the number of support personnel required to service its growing customer base. Retek expects the cost of license and maintenance revenue to continue to increase in absolute dollars as license and maintenance revenue increases.

COST OF SERVICES AND OTHER REVENUE. Cost of services and other revenue includes salaries and related expenses of Retek's consulting organization; cost of third parties contracted to provide consulting services to Retek's customers; and an allocation of Retek's facilities and depreciation expense. Cost of services and other revenue increased 74.9% to $16.6 million in 1999 and increased 958.2% to $9.5 million in 1998 from $898,000 in 1997. As a percentage of services and other revenue, cost of services and other revenue was 71.7% in 1999, 77.4% in 1998, and 44.3% in 1997. During 1999 Retek continued to expand its consulting services business by increasing the number of personnel from 69 to 89. The increase in cost of services and other revenue as a percentage of services and other revenue in 1998 was primarily attributable to an increase in consulting contracts for which Retek utilized a significant amount of contract labor, which in turn caused a decrease in services and other revenue gross margins. During 1997, Retek started to build its consulting services business and as a result began to incur recruiting, training and management support expenses. This build-up contributed to the decline in services and other gross margins.

RESEARCH AND DEVELOPMENT EXPENSE
--------------------------------------------------------------------------------
Research and development expenses, which are expensed as incurred, consist primarily of salaries and related costs of Retek's engineering organization; fees paid to third-party consultants; and an allocation of Retek's facilities and depreciation expenses. Retek has increased its investment in research and development in absolute dollars each year since 1995. Research and development expenses increased 75.0% to $22.6 million in 1999 and 36.2% to $12.9 million in 1998 from $9.5 million in 1997. The absolute dollar increases in research and development expenses in 1999 and 1998 were due to significant increases in labor costs, which included hired personnel and third party consultants. In 1999, research and development personnel increased from 97 to 228. Retek also invested heavily in the development of new retail.com solutions during the fourth quarter of 1999. Retek expects the absolute dollar increase in research and development to continue as Retek invests in the development of other new solutions.

SALES AND MARKETING EXPENSE
--------------------------------------------------------------------------------
Sales and marketing expenses consist primarily of salaries and related costs of Retek's sales and marketing organization; sales commissions; costs of Retek's marketing programs, including public relations, advertising, trade shows, collateral sales materials, and our customer user reference group program; rent and facilities costs associated with Retek's regional and international sales offices; and an allocation of Retek's facilities and depreciation expenses. Sales and marketing expenses increased 39.4% to $19.6 million in 1999 and 70.4% to $14.1 million in 1998 from $8.3 million in 1997. The increase in 1999 was due to increases of $3.5 million in personnel and related costs, $0.9 million in marketing expense and $1.1 million in travel expenses. In 1999 personnel and related costs increased due to an increase in the number of sales and marketing employees from 58 to 102. The increases in personnel and related costs were due to Retek's build up of its sales force and marketing operations for the new product offering of retail.com during the fourth quarter of 1999. The increase in sales and marketing expenses in 1998 was due to an expansion of Retek's sales and marketing organization, including a $3.6 million increase in personnel and related costs, a $910,000 increase in travel expense and a $203,000 increase in the costs of marketing programs.

GENERAL AND ADMINISTRATIVE EXPENSE
--------------------------------------------------------------------------------
General and administrative expenses consist primarily of costs from Retek's finance and human resources organizations; third party legal and other professional services fees; and an allocation of Retek's facilities costs and depreciation expenses. General and administrative expenses increased 59.6% to $6.3 million in 1999 and 34.6% to $3.9 million in 1998 from $2.9 million in 1997. The increases in absolute dollars in general and administrative expenses 1999 and 1998 were attributable to growth of Retek's administrative organization in support of Retek's overall growth. The increase in 1999 was also due to Retek incurring additional expenses required to become an independent public company. In 1999 total general

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


and administrative employees increased from 29 to 42. Retek expects general and administrative expenses to increase in absolute dollars in the foreseeable future to support infrastructure growth.

STOCK-BASED COMPENSATION EXPENSE
--------------------------------------------------------------------------------
Deferred stock-based compensation represents the difference between the exercise price and the fair value of Retek's common stock for accounting purposes on the date that certain stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No.
28. Retek granted stock options to its employees under the 1999 Equity Incentive Plan and to members of its board of directors through both the 1999 Equity Incentive Plan and the 1999 Directors Stock Option Plan. Through December 1999, Retek granted stock options to its employees to purchase 7,257,250 shares and to members of its board of directors to purchase 100,000 shares of Retek's common stock at an exercise price of $10.00 per share. Amortization of stock-based compensation was $1.9 million for the fiscal year ended December 31, 1999.

ACQUISITION RELATED AMORTIZATION EXPENSE
--------------------------------------------------------------------------------
In connection with the purchase of WebTrak, the application of the purchase method for the acquisition resulted in an excess of cost over net assets acquired of $8.1 million, of which $6.6 million was allocated to intangibles and $1.5 million was allocated to in-process research and development. In conjunction with the purchase, Retek recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years. In connection with the purchase of Retek Logistics, the application of the purchase method for the acquisition resulted in an excess of cost over net assets acquired of approximately $5.8 million, of which $4.0 million was allocated to intangibles and $1.8 million was allocated to in-process research and development. In conjunction with the purchase, Retek recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years. In connection with the acquisition of Retek Logistics, HNC has a contingent obligation to issue additional shares of HNC common stock upon the achievement of certain financial objectives during 1999. This consideration will not be reflected in Retek's financial position in the future.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT
--------------------------------------------------------------------------------
In connection with the acquisition of WebTrak in October 1999, acquired in-process research and development of $1.5 million was charged to results of operations on the acquisition date. In connection with the acquisition of Retek Logistics in March 1998, acquired in-process research and development of $1.8 million was charged to results of operations on the acquisition date. Certain products of Retek Logistics and WebTrak were complete in certain areas and under development in others. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4.

For both the Retek Logistics and WebTrak acquisitions, Retek used an independent appraisal firm to assist in the valuation of the fair market value of the purchased assets. Fair market value is defined as the estimated amount at which an asset might be expected to be exchanged between a willing buyer and willing seller assuming the buyer continues to use the assets in its current operations. Retek provided assumptions by product line of revenue, cost of goods sold and operating expense to the appraiser to assist in the valuation.

Retek estimated that the acquired in-process research and development related to retail.com design was 58% complete as of the acquisition date. This estimate was based upon research and development efforts incurred to date as compared to total estimated development efforts. As of the date of the acquisition, the estimated cost to complete the retail.com design to a point of technological feasibility was approximately $174,000, which Retek expected to incur over a period of approximately 2 months following the acquisition.

Retek utilized the income valuation approach to determine the estimated fair value of the purchased in-process research and development. This estimate is based on the following assumptions:

    - The estimated revenues are based upon projected average annual revenue from future products expected to be derived once technological feasibility is achieved during the period from 2000 through 2002.

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


    - Expenses were applied at levels commensurate with the entire Retail.com product line as a percentage of revenues.

    - The discount rate utilized in the valuation was 26.4%.


OTHER INCOME (EXPENSE)
--------------------------------------------------------------------------------

Other income, net increased to $30,000 in 1999 and decreased to $11,000 in 1998 from $24,000 in 1997. The increase in 1999 was due to interest income of $469,000, which was partially offset by $310,000 of interest expense related to the factoring of receivable balances.

INCOME TAXES
--------------------------------------------------------------------------------
The 1999 income tax benefit of ($1.7) million includes the impact of non-deductible expense for the amortization of certain portions of the stock-based compensation. The 1998 income tax provision of $4.2 million includes the tax effects of the non-deductible, one-time write-off of in-process research and development related to the purchase of Retek Logistics. Other items effecting the tax provision primarily relate to the anticipated future realization of research and development tax credits generated during the year. The 1997 income tax provision of $3.2 million includes the effect of the anticipated future realization of research and development tax credits generated during the year.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------
Prior to its initial public offering, Retek funded its operations primarily through funding from HNC in the form of intercompany advances. Since the initial public offering, Retek has not obtained further funding from HNC. At December 31, 1999, Retek's cash and cash equivalent balance was $83.7 million.

Net cash provided by operating activities was $152,000 in 1999, $885,000 in 1998 and $3.8 million in 1997. Sources of cash for 1999, which offset Retek's net loss and increase in certain assets, were depreciation and amortization, increases to the provision for doubtful accounts, amortization of stock-based compensation and acquired in-process research and development, increases in accounts payable and increases in deferred revenue. Sources of cash for 1997 and 1998 resulted primarily from net income generated in those periods. Uses of cash in 1999, 1998 and 1997 due to increases in accounts receivable balances were partially offset by increases in the provision for doubtful accounts. The increases in the bad debt provisions in 1999 and 1998 were primarily attributed to increased accounts receivable levels due to higher sales volume and reserving for specific customers. During 1999, Retek increased its provision for doubtful accounts by $1.2 million for a customer that was unwilling to pay amounts due. During 1998, Retek increased the provision for doubtful accounts by $450,000 for a customer that declared bankruptcy and $250,000 for a customer that had financial difficulties due to political unrest in its primary country of operation.

Net cash used in investing activities was $10.8 million in 1999, $2.4 million in 1998 and $3.1 million in 1997. In 1999, uses of cash were due to the acquisition of capital equipment and cash paid for the WebTrak acquisition, which was offset by cash purchased in the acquisition. The uses of cash in 1998 and 1997 were attributable to the acquisition of capital assets, primarily computer equipment and leasehold improvements, which was offset in 1998 by cash provided from the Retek Logistics acquisition.

Net cash provided by financing activities was $94.4 million in 1999. Net cash used by financing activities was $547,000 in 1998. Net cash provided by financing activities was $294,000 in 1997. Net cash provided by financing activities in 1999 included $56.9 million in borrowings from HNC and $47.4 million in payments to HNC and net cash proceeds of $84.9 million from the issuance of common stock. Net cash used by financing activities in 1998 included $41.7 million in borrowings from HNC and $42.3 million in payments to HNC. Net cash provided by financing activities in 1997 included $5.5 million in borrowings from HNC and $5.2 million in payments to HNC. Beginning in December 1997, we implemented a cash management policy that stipulates that all cash balances are to be transferred daily from all of our subsidiaries, including Retek, into a centralized corporate cash management account. The financing activities with HNC include the borrowings and payments from these cash management activities in 1999, 1998 and 1997. Starting in November 1999, these daily transfers to HNC ceased.

Retek believes that the net proceeds of its initial public offering, together with its current cash and cash equivalents and net cash provided by operating activities, will be sufficient to meet its working capital and capital expenditure requirements

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


for at least the next 12 months. Management intends to invest Retek's cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

A portion of Retek's cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies or data. Retek regularly evaluates, in the ordinary course of business, potential acquisitions of such businesses, products, technologies or data.

In addition, Retek's ability to enter into any acquisition of a business or assets may be limited if HNC completes the distribution. Specifically, pursuant to the terms of a corporate rights agreement between HNC and Retek, until two years, and possibly longer, after the distribution of HNC's remaining shares of Retek's common stock, Retek's ability to issue common stock in connection with acquisitions, offerings or otherwise will be limited.

              FACTORS THAT MAY IMPACT FUTURE RESULTS OF OPERATIONS

AN INVESTMENT IN RETEK'S COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. INVESTORS EVALUATING RETEK AND ITS BUSINESS SHOULD CAREFULLY CONSIDER THE FACTORS DESCRIBED BELOW AND ALL OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K BEFORE PURCHASING RETEK'S COMMON STOCK. ANY OF THE FOLLOWING FACTORS COULD MATERIALLY HARM RETEK'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION. ADDITIONAL FACTORS AND UNCERTAINTIES NOT CURRENTLY KNOWN TO RETEK OR THAT RETEK CURRENTLY CONSIDERS IMMATERIAL COULD ALSO HARM RETEK'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION. INVESTORS COULD LOSE ALL OR PART OF THEIR INVESTMENT AS A RESULT OF THESE FACTORS.

While Retek's management is optimistic about Retek's long-term prospects, the following factors, among others, could materially harm Retek's business, operating results and financial condition and should be considered in evaluating Retek.

INDUSTRY'S RAPID PACE OF CHANGE -- If Retek is unable to develop new software solutions or enhancements to its existing products on a timely and cost-effective basis, or if new products or enhancements do not achieve market acceptance, Retek's sales may decline. The life cycles of Retek's products are difficult to predict because the business-to-business electronic commerce market for its products is new and emerging and is characterized by rapid technological change and changing customer needs. The introduction of products employing new technologies could render Retek's existing products or services obsolete and unmarketable.

In developing new products and services, Retek may:

    - fail to respond to technological changes in a timely or cost-effective manner;

    - encounter products, capabilities or technologies developed by others that render its products and services obsolete or noncompetitive or that shorten the life cycles of its existing products and services;

    - experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and services; or

    -   fail to achieve market acceptance of its products and services.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS -- Retek's quarterly operating results have fluctuated in the past and are expected to continue to fluctuate in the future. If Retek's quarterly operating results fail to meet analysts' expectations, the trading price of its common stock could decline. In addition, significant fluctuations in Retek's quarterly operating results may harm its business operations by making it difficult to implement its budget and business plan. The factors, many of which are outside Retek's control, which could cause Retek's operating results to fluctuate include:

    - the size and timing of customer orders, which can be affected by customer budgeting and purchasing cycles;

    -   the demand for and market acceptance of Retek's software solutions;

    - competitors' announcements or introductions of new software solutions, services or technological innovations;

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


    - Retek's ability to develop, introduce and market new products on a timely basis;

    - customer deferral of material orders in anticipation of new releases or new product introductions;

    -   Retek's success in expanding its sales and marketing programs;

    - increased sales of Oracle Retail-TM- in Retek's second fiscal quarter due to seasonally greater sales by Oracle near its fiscal year-end in May;

    -   technological changes or problems in computer systems; and

    - general economic conditions which may affect Retek's customers' capital investment levels.

In addition, Retek has incurred, and will continue to incur, compensation expense in connection with its grant of options under its 1999 Equity Incentive Plan. This expense will be amortized over the vesting period of these granted options, which is generally four years, resulting in lower quarterly income.

Retek's quarterly expense levels are relatively fixed and are based, in part, on expectations as to future revenue. As a result, if revenue levels fall below Retek's expectations, its net income will decrease because only a small portion of Retek's expenses would vary with its revenue.

NEW TYPE OF LICENSE AGREEMENT -- Until recently, Retek generally licensed its products to customers on a perpetual basis, and recognized revenue upon delivery of the products. In the fourth quarter of 1999, Retek entered into software licensing agreements with revised terms for the majority of new sales of its software products. Under these agreements, Retek will provide technical advisory services after the delivery of its products to help customers exploit the full value and functionality of its products. Revenue from the sale of software licenses and technical advisory services under these agreements will be recognized as the services are performed over the contract period, which Retek expects will generally be 12 to 24 months, as determined by its customers' objectives. As Retek begins to recognize license and service revenues over a period of time, rather than upon the delivery of its products, Retek will recognize significantly less revenue, have lower associated margins for several quarters, as compared to previous quarters, have higher operating expenses as a percentage of total revenues and will incur operating losses for several quarters.

EARLY STAGE OF DEVELOPMENT OF THE RETAIL.COM NETWORK -- Retek began operation of its retail.com network on September 26, 1999. Retek incurred, and will continue to incur, significant infrastructure costs in establishing this network. Through December 1999 Retek invested approximately $1.8 million in retail.com. Retek will continue to invest in new products and services to be offered over the retail.com network in the foreseeable future. Broad and timely acceptance of the retail.com network is subject to a number of significant risks. These risks include:

    - Retek's need to provide value-enhancing software solutions and services on its retail.com network to achieve widespread commercial acceptance of this network;

    - whether Retek's network will be able to support large numbers of retailers and the members of their supply chains; and

    - Retek's need to significantly expand its internal resources and incur associated expenses to support planned growth of its retail.com network.

Retek has established a subscription pricing model for the WebTrack Critical Path software solutions provided on its retail.com network, whereby members pay an annual fee based on the number of the member's employees who will have access to the network. In addition pricing models have been established for retail.com Private Label Exchange, retail.com Assort, retail.com Intelligence Center and retail.com Design. As additional services are added to the retail.com network, Retek will need to establish pricing models for these new services. If the pricing models for the retail.com network fail to be competitive and profitable or if they are not acceptable to customers, Retek's network will not be commercially successful, which could harm Retek's revenue and business.

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


INCREASED OPERATING EXPENSES -- Retek intends to significantly increase its operating expenses as it:

    - increases its research and development activities;

    - increases its services activities;

    - develops and builds its retail.com network;

    - expands its distribution channels;

    - increases its sales and marketing activities, including expanding its direct sales force;

    - builds its internal information technology system; and

    - operates as an independent public company.

Retek will incur expenses before it generates any revenue from this increase in spending. If Retek does not significantly increase revenue from these efforts, its business and operating results could be seriously harmed.

COMPETITIVE PRESSURES -- The market for Retek's software solutions is highly competitive and subject to rapidly changing technology. Competition could seriously impede Retek's ability to sell additional products and services on terms favorable to it. Competitive pressures could reduce Retek's market share or require it to reduce its prices, which would reduce its revenues and/or operating margins. Many of Retek's competitors have substantially greater financial, marketing or other resources, and greater name recognition than Retek. In addition, these companies may adopt aggressive pricing policies that could compel Retek to reduce the prices of its products and services in response. Retek's competitors may also be able to respond more quickly than it can to new or emerging technologies and changes in customer requirements. Retek's current and potential competitors may:

    - develop and market new technologies that render Retek's existing or future products obsolete, unmarketable or less competitive;

    - make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, which would increase the ability of their products to address the needs of Retek's customers; and

    - establish or strengthen cooperative relationships with Retek's current or future strategic partners, which would limit Retek's ability to sell products through these channels.

    As a result, Retek may not be able to maintain a competitive position against current or future competitors.

LOSS OF KEY PERSONNEL -- Retek believes that its future success will depend upon its ability to attract and retain highly skilled personnel, including John Buchanan, its chairman and chief executive officer; Gordon Masson, its president; John L. Goedert, its senior vice president, research and development; Gregory A. Effertz, its vice president, finance and administration and chief financial officer and Jeremy Thomas, its president, retail.com. Retek currently does not have any key-man life insurance relating to key personnel, who are employees at-will and are not subject to employment contracts except for Jeremy Thomas who has a two year employment contract. The loss of the services of any one or more of these key persons could harm Retek's ability to grow its business.

Retek also must attract, integrate and retain skilled sales, research and development, marketing and management personnel. Competition for these types of employees is intense, particularly in Retek's industry. Failure to hire and retain qualified personnel would harm Retek's ability to grow its business.

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


RELATIONSHIPS WITH THIRD PARTIES WHO IMPLEMENT RETEK'S PRODUCTS -- Retek relies, and expects to continue to rely, on a number of third parties to implement its software solutions at customer sites. If Retek is unable to establish and maintain effective, long-term relationships with these implementation providers, or if these providers do not meet the needs or expectations of Retek's customers, Retek's revenue will be reduced and its customer relationships will be harmed. Retek's current implementation partners are not contractually required to continue to help implement Retek's software solutions. If the number of Retek's product implementations continues to increase, Retek will need to develop new relationships with additional third-party implementation providers to provide these services.

Retek may be unable to establish or maintain relationships with third parties having sufficient qualified personnel resources to provide the necessary implementation services to support its needs. If third-party services are unavailable, Retek will be required to provide these services internally, which would significantly limit its ability to meet its customers' implementation needs and would increase Retek's operating expenses and could reduce its gross margins. A number of Retek's competitors, including IBM and SAP, have significantly more established relationships with these third parties and, as a result, these third parties may be more likely to recommend competitors' products and services rather than Retek's own. In addition, Retek cannot control the level and quality of service provided by its current and future implementation partners.

INTELLECTUAL PROPERTY OF THIRD PARTIES -- Retek must now, and may in the future have to, license or otherwise obtain access to the intellectual property of third parties and related parties, including HNC, Lucent, MicroStrategy and Oracle. Retek's business would be seriously harmed if the providers from whom it licenses such software cease to deliver and support reliable products or enhance their current products. In addition, the third-party software may not continue to be available to Retek on commercially reasonable terms or prices or at all. Retek's inability to maintain or obtain this software could result in shipment delays or reduced sales of its products. Furthermore, Retek might be forced to limit the features available in its current or future product offerings. Either alternative could seriously harm Retek's business and operating results.

CONFIDENTIALITY OF INTELLECTUAL PROPERTY -- Retek depends on its ability to develop and maintain the proprietary aspects of its technology. To protect its proprietary technology, Retek relies primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and copyright and trademark laws.

Retek seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. In addition, Retek cannot assure investors that any of its proprietary rights with respect to its retail.com network will be viable or of value in the future because the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

Despite Retek's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use information that Retek regards as proprietary. Policing unauthorized use of Retek's products is difficult and expensive, and while Retek is unable to determine the extent to which piracy of its software products exists, software piracy may be a problem. In addition, the laws of some foreign countries do not protect Retek's proprietary rights to the same extent, as do the laws of the United States. Retek intends to vigorously protect its intellectual property rights through litigation and other means. However, such litigation can be costly to prosecute and Retek cannot be certain that it will be able to enforce its rights or prevent other parties from developing similar technology, duplicating its products or designing around its intellectual property.

POTENTIAL THIRD PARTY CLAIMS THAT RETEK'S PRODUCTS INFRINGE ON THEIR INTELLECTUAL PROPERTY -- There has been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. It is possible that in the future third parties may claim that Retek or its current or potential future products infringe their intellectual property. Retek expects that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in Retek's industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require Retek to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to Retek or at all, which could seriously harm its business.

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


INTERNATIONAL SALES -- Since Retek sells its products worldwide, its business is subject to risks associated with doing business internationally. To the extent that Retek's sales are denominated in foreign currencies, the revenue it receives could be subject to fluctuations in currency exchange rates. If the effective price of the products Retek sells to its customers were to increase due to fluctuations in foreign currency exchange rates, demand for its technology could fall, which would, in turn, reduce its revenue. Retek has not historically attempted to mitigate the effect that currency fluctuations may have on its revenue through use of hedging instruments, and it does not currently intend to do so in the future.

Retek anticipates that revenue from international operations will continue to represent a substantial portion of its total revenue. Accordingly, Retek's future results could be harmed by a variety of factors, including:

    - changes in foreign currency exchange rates;

    - greater risk of uncollectible accounts;

    - changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

    - trade protection measures and import or export licensing requirements;

    - potentially negative consequences from changes in tax laws;

    - difficulty in staffing and managing widespread operations;

    - international variations in technology standards;

    - differing levels of protection of intellectual property; and

    - unexpected changes in regulatory requirements.

ACCEPTANCE OF THE INTERNET -- As Retek's software solutions are Internet-based, it depends on the acceptance of the Internet as a communications protocol. However, this acceptance may not continue. Rapid growth of the Internet is a recent phenomenon. The Internet may not be accepted as a viable long-term communications protocol for businesses for a number of reasons. These reasons include:

    - potentially inadequate development of the necessary communications and computer network technology, particularly if rapid growth of the Internet continues;

    - delayed development of enabling technologies and performance improvements;

    - increased security risks in transmitting and storing confidential information over public networks; and

    -   potentially increased governmental regulation.

ERRORS AND DEFECTS IN RETEK'S PRODUCTS -- Retek's products are complex and, accordingly, may contain undetected errors or failures when Retek first introduces them or as it releases new versions. This may result in loss of, or delay in, market acceptance of its products and could cause it to incur significant costs to correct errors or failures or to pay damages suffered by customers as a result of such errors or failures. In the past, Retek has discovered software errors in its new releases and new products after their introduction. Retek has incurred costs during the period required to correct these errors, although to date such costs, including costs incurred on specific contracts, have not been material. Retek may in the future discover errors in new releases or new products after the commencement of commercial shipments.

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


CHANGES IN ACCOUNTING STANDARDS -- Statement of Position 97-2, "Software Revenue Recognition," was issued in October 1997 by the American Institute of Certified Public Accountants and amended by Statement of Position 98-4. Retek adopted Statement of Position 97-2 effective January 1, 1998 and Statement of Position 98-4 effective March 31, 1998.

The American Institute of Certified Public Accountants has also issued Statement of Position 98-9, which is effective for Retek for transactions entered into beginning January 1, 2000. Full implementation guidelines for this standard and additional standards could be issued in the future. These guidelines and additional standards could lead to unanticipated changes in Retek's current revenue recognition policies, which changes could harm its business, financial condition and operating results.

YEAR 2000 COMPLIANCE -- The risks posed by Year 2000 issues, which arise because computer systems and software products may be unable to distinguish 21st century dates from 20th century dates, could harm Retek's business. Prior to the end of 1999 Retek completed a review of the Year 2000 compliance of its internally developed proprietary software and its third-party supplied software, computer technology and other services. Retek's review included testing to determine how these systems would function at and beyond the Year 2000. To date, Retek has not experienced any material Year 2000 related problems with its internally developed software or its third party supplied software and computer systems. Retek is not aware of any failure by its third-party suppliers to be Year 2000 compliant that could impact its business or operations. However, there is an ongoing risk that such problems or failures could arise or become apparent in the future. Any such problems or failures experienced by Retek or its customers could have negative consequences for Retek, including decreasing the demand for its products and interrupting the effective operation of its retail.com Web site. As a result, Retek's supply chain and revenue could be harmed.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of FAS 133 is not expected to have a significant impact on Retek's consolidated financial position or results of operations.

In January 1999, the American Institute of Certified Public Accountants issued Statement of Position No. 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." This SOP retains the limitations of SOP 97-2 on what constitutes vendor-specific objective evidence of fair value. SOP 98-9 will be effective for transactions entered into in fiscal years beginning after March 15, 1999. The adoption of SOP 98-9 is not expected to have a significant impact on Retek's consolidated financial position or results of operations.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------
The following discusses Retek's exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices.

INTEREST RATE RISK -- The fair value of Retek's investments available for sale at December 31, 1999 was $83.7 million. The objectives of Retek's investment policy are safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Retek's policy is to place its cash, cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also Retek's policy to maintain certain concentration limits and to invest only in certain "allowable securities" as determined by Retek's management. Retek's investment policy also provides that its investment portfolio must not have an average portfolio maturity of beyond one year. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars. An increase in market interest rates would not directly affect Retek's financial results as it has no short- or long-term debt.

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


FOREIGN CURRENCY EXCHANGE RATE RISK -- Retek develops products in the United States and sells in North America, Asia and Europe. As a result, its financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Retek's foreign currency risks are mitigated principally by contracting primarily in US dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of Retek's subsidiaries are kept in local currencies in which they do business, with excess funds transferred to Retek's offices in the United States. Approximately 14% and 22% of Retek's total sales were denominated in currencies other than the US dollar in 1999 and 1998, respectively.

EQUITY PRICE RISK -- Retek does not own any equity investments. Therefore, it is not currently exposed to any direct equity price risk.

IMPACT OF EUROPEAN MONETARY CONVERSION -- Retek is aware of the issues associated with the changes in Europe resulting from the formation of a European economic and monetary union, or EMU. One change resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the Euro, as of January 1, 1999, at which date the Euro became a functional legal currency of these countries. Through December 31, 2002, business in the EMU member states will be conducted in both the existing national currencies, such as the French franc or the Deutsche mark, and the Euro. As a result, companies operating or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. Retek is still assessing the impact that conversion to the Euro will have on its internal systems, the sale of its solutions and the European and global economies. Retek will take appropriate corrective actions based on the results of its assessment. Retek has not yet determined the cost related to addressing this issue although it does not expect these costs to be significant.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of RETEK INC.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and changes in stockholders' equity and comprehensive income, present fairly, in all material respects, the financial position of Retek Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of Retek's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
January 25, 2000

                                   RETEK INC.

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                            DECEMBER 31,
                                                                                                       ----------------------
                                                                                                          1999        1998
                                                                                                       ---------    --------
                                                               ASSETS
        Current assets:
          Cash and cash equivalents.............................................................       $  83,680    $    415
          Accounts receivable, net..............................................................          24,383      22,050
          Deferred income taxes.................................................................          11,177       2,972
          Other current assets..................................................................           5,560       2,706
                                                                                                       ---------    --------
             Total current assets...............................................................         124,800      28,143
        Deferred income taxes...................................................................          12,151      13,960
        Property and equipment, net.............................................................           8,291       4,887
        Intangible assets, net..................................................................           8,958       4,010
        Other assets............................................................................              33         283
                                                                                                       ---------    --------
                                                                                                       $ 154,233    $ 51,283
                                                                                                       =========    ========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities:
          Accounts payable......................................................................       $   5,946    $  3,289
          Accrued liabilities...................................................................           3,030       2,970
          Deferred revenue......................................................................           5,883       3,064
          Payable to HNC Software Inc...........................................................          15,399       5,944
                                                                                                       ---------    --------
             Total current liabilities..........................................................          30,258      15,267
        Commitments and contingencies (Notes 3 and 8)
        Stockholders' equity:
          Preferred stock, $0.01 par value -- 5,000,000 shares
             authorized; no shares issued and outstanding.......................................              --          --
          Common stock, $0.01 par value-- 150,000,000 and 1,000
             shares authorized at December 31, 1999 and 1998, respectively,
             46,502,778 shares and 1,000 shares issued and outstanding at
             December 31, 1999 and 1998,
             respectively.......................................................................             465          --
          Paid-in capital.......................................................................         140,089      26,854
          Deferred stock-based compensation.....................................................         (19,978)         --
        Accumulated other comprehensive loss....................................................            (582)       (188)
        Retained earnings.......................................................................           3,981       9,350
                                                                                                       ---------    --------
             Total stockholders' equity.........................................................         123,975      36,016
                                                                                                       ---------    --------
        Total liabilities and stockholders' equity..............................................       $ 154,233    $ 51,283
                                                                                                       =========    ========


          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      ------------------------------
                                                                                         1999       1998       1997
                                                                                      ---------- ----------  -------
        Revenue:
          License and maintenance...............................................       $ 45,965   $ 42,753    $ 28,895
          Services and other....................................................         23,194     12,280       2,028
                                                                                       --------   --------    --------
             Total revenue......................................................         69,159     55,033      30,923
                                                                                       --------   --------    --------
        Cost of revenue:
          License and maintenance...............................................          6,358      4,349       2,747
          Services and other....................................................         16,625      9,503         898
                                                                                       --------   --------    --------
             Total cost of revenue..............................................         22,983     13,852       3,645
                                                                                       --------   --------    --------
             Gross profit.......................................................         46,176     41,181      27,278
        Operating expenses:
          Research and development..............................................         22,612     12,918       9,485
          Sales and marketing...................................................         19,625     14,075       8,261
          General and administrative............................................          6,257      3,921       2,913
          Amortization of stock-based compensation..............................          1,908         --          --
          Acquired in-process research and development..........................          1,480      1,750          --
          Acquisition related amortization of intangibles.......................          1,390        429          --
                                                                                       --------   --------    --------
             Total operating expenses...........................................         53,272     33,093      20,659
                                                                                       --------   --------    --------
        Operating (loss) income.................................................         (7,096)     8,088       6,619
        Other income, net.......................................................             30         11          24
                                                                                       --------   --------    --------
          (Loss) income before income tax (benefit) provision...................         (7,066)     8,099       6,643
        Income tax (benefit) provision..........................................         (1,697)     4,221       3,167
                                                                                       --------   --------    --------
          Net (loss) income.....................................................       $ (5,369)  $  3,878    $  3,476
                                                                                       ========   ========    ========
        Basic and diluted net loss per common share.............................       $  (0.13)
                                                                                       ========
        Weighted average shares used in computing basic and diluted
          net loss per common share.............................................         40,779
                                                                                       ========
        Pro forma unaudited basic net income per common share...................                  $   0.10    $   0.09
                                                                                                  ========    ========
        Weighted average shares used in computing pro forma
          unaudited basic net income per common share...........................                    40,000      40,000
                                                                                                  ========    ========


          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                           YEAR ENDED DECEMBER 31,
                                                                                    ---------------------------------
                                                                                        1999        1998        1997
                                                                                    ----------- -----------  --------
        CASH FLOWS FROM OPERATING ACTIVITIES:
          Net (loss) income..................................................         $ (5,369)   $  3,878     $ 3,476
          Adjustments to reconcile net (loss) income to net cash
             provided by operating activities:
          Provision for doubtful accounts....................................            2,399       1,652         212
          Depreciation and amortization expense..............................            4,505       2,420       1,266
          Amortization of stock-based compensation...........................            1,908          --          --
          Acquired in-process research and development.......................            1,480       1,750          --
          Deferred income tax (benefit) expense..............................           (2,079)        753       1,971
          Tax benefit from stock option transactions.........................            4,248       1,060         815
          Changes in assets and liabilities:
             Accounts receivable.............................................           (4,987)    (10,814)     (5,915)
             Other assets....................................................           (7,272)     (1,736)       (869)
             Accounts payable................................................            2,633         185       1,567
             Accrued liabilities.............................................               44         532         726
             Deferred revenue................................................            2,642       1,205         580
                                                                                      --------    --------     -------
               Net cash provided by operating activities.....................              152         885       3,829
                                                                                      --------    --------     -------

        CASH FLOWS FROM INVESTING ACTIVITIES:
          Cash purchased in business acquisition.............................              235         559          --
          Cash paid for business acquisition.................................           (5,333)         --          --
          Acquisitions of property and equipment.............................           (5,741)     (2,938)     (3,101)
                                                                                      --------    --------     -------
               Net cash used in investing Activities.........................          (10,839)     (2,379)     (3,101)
                                                                                      --------    --------     -------

        CASH FLOWS FROM FINANCING ACTIVITIES:
          Net Proceeds from the issuance of common stock.....................           84,899          --          --
          Borrowings from HNC Software Inc...................................           56,864      41,747       5,467
          Repayments to HNC Software Inc.....................................          (47,409)    (42,294)     (5,173)
                                                                                      --------    --------     -------
               Net cash provided by (used in) financing
                  activities.................................................           94,354        (547)        294
                                                                                      --------    --------     -------
          Effect of exchange rate changes on cash............................             (402)        (13)        (12)
                                                                                      --------    --------     -------
          Net increase (decrease) in cash and cash equivalents...............           83,265      (2,054)      1,010
          Cash and cash equivalents at beginning of period...................              415       2,469       1,459
                                                                                      --------    --------     -------
          Cash and cash equivalents at end of period.........................         $ 83,680    $    415     $ 2,469
                                                                                      ========    ========     =======

        SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
          Business acquisition through issuance of HNC Software
             Inc. common stock...............................................         $     --    $  6,564     $    --
                                                                                      ========    ========     =======
          Business acquisition through issuance of convertible
             note............................................................         $  2,667    $     --     $    --
                                                                                      ========    ========     =======

        SUPPLEMENTAL CASH FLOW DISCLOSURE:
          Income taxes paid                                                           $    176    $     67     $      3
                                                                                      ========    ========     ========


          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                                                                ACCUMULATED
                                                                                                   OTHER
                                               COMMON STOCK                     DEFERRED       COMPREHENSIVE
                                                                  PAID-IN      STOCK-BASED        INCOME
                                             SHARES     AMOUNT    CAPITAL     COMPENSATION        (LOSS)
                                             ------     ------    -------     ------------        ------
BALANCE AT DECEMBER 31,
  1996..............................                             $ 18,415                     $        58
Tax benefit from HNC Software
  Inc. stock options................                                  815
Foreign currency translation
  adjustment........................                                                                 (153)
Net income..........................
                                                                 --------                     -----------
BALANCE AT DECEMBER 31,
  1997..............................                               19,230                             (95)
Acquisition of Retek Logistics,
  Inc. by HNC Software Inc..........                1               6,564
Tax benefit from HNC Software
  Inc. stock options................                                1,060
Foreign currency translation
  adjustment........................                                                                  (93)
Net income..........................
                                               ------            --------                     -----------
BALANCE AT DECEMBER 31,
  1998..............................                1              26,854                            (188)
Tax benefit from HNC Software
  Inc. stock options................                                4,248
Issuance of common stock, net
  of issuance costs of
  $1.05.............................           46,325      $463    84,436
Deferred stock-based
  compensation......................                               21,886    $   (21,886)
Amortization of stock-based
  compensation......................                                               1,908
Conversion of note payable to
  Common stock......................              177         2     2,665
Foreign currency translation
  Adjustment........................                                                                 (394)
Net loss............................
                                            ---------  -------- ---------    -----------      -----------
BALANCE AT DECEMBER 31,
  1999..............................           46,503  $    465 $ 140,089    $   (19,978)     $      (582)
                                            =========  ======== =========    ===========      ===========



                                                       TOTAL        COMPREHENSIVE
                                       RETAINED    STOCKHOLDERS'       INCOME
                                       EARNINGS        EQUITY          (LOSS)
                                       --------        ------          ------
BALANCE AT DECEMBER 31,
  1996..............................  $    1,996    $   20,469
Tax benefit from HNC Software
  Inc. stock options................                       815
Foreign currency translation
  adjustment........................                      (153)       $   (153)
Net income..........................       3,476         3,476           3,476
                                      ----------    ----------        --------
BALANCE AT DECEMBER 31,
  1997..............................       5,472        24,607        $  3,323
                                                                      ========
Acquisition of Retek Logistics,
  Inc. by HNC Software Inc..........                     6,564
Tax benefit from HNC Software
  Inc. stock options................                     1,060
Foreign currency translation
  adjustment........................                       (93)       $    (93)
Net income..........................       3,878         3,878           3,878
                                      ----------    ----------        --------
BALANCE AT DECEMBER 31,
  1998..............................       9,350        36,016        $  3,785
                                                                      ========
Tax benefit from HNC Software
  Inc. stock options................                          4,248
Issuance of common stock, net
  of issuance costs of
  $1.05.............................                    84,899
Deferred stock-based
  compensation......................
Amortization of stock-based
  compensation......................                     1,908
Conversion of note payable to
  Common stock......................                     2,667

Foreign currency translation
  Adjustment........................                      (394)           (394)
Net loss............................      (5,369)       (5,369)         (5,369)
                                      ----------    ----------        --------
BALANCE AT DECEMBER 31,
  1999..............................  $    3,981      $123,975        $ (5,763)
                                      ==========      ========        ========


          See accompanying notes to consolidated financial statements.

                                   RETEK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 -- RETEK INC. AND ITS SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

RETEK INC.

Retek Inc. and its wholly owned subsidiaries, Retek Information Systems, Inc. and WebTrak Limited, or Retek, develop Internet based business-to-business commerce networks, warehouse management software solutions, and market and support management decision software products for retailers and their vendors. The Internet based business-to-business commerce networks provide retailers a single point of access for all members of the retail supply chain. Additional solutions offered through the retail.com portal provide a collaborative approach to traditional retail challenges. These solutions are designed to increase efficiencies by sharing data among retailers and their trading partners, effectively shortening their supply chains. The predictive software solutions employ proprietary neural-network predictive decision engines, profiles, traditional statistical modeling, business models, expert rules and context vectors to convert existing data and business experiences into meaningful recommendations and actions. Retek is headquartered in Minneapolis, Minnesota.

On November 23, 1999, Retek completed its initial public offering. Prior to completing its initial public offering, Retek was a wholly owned subsidiary of HNC Software Inc. ("HNC"), a public company that develops and markets predictive software solutions for businesses. As of December 31, 1999, HNC owned approximately 86% of Retek's outstanding common stock.

Retek Inc. was originally incorporated in Ohio in 1985 as Retek Logistics, Inc. In September 1999, Retek Logistics, Inc. was reincorporated as a Delaware corporation and renamed Retek Inc. In connection with the re-incorporation, each share of Retek Logistics, Inc.'s common stock was converted to shares of Retek Inc.'s common stock. Immediately prior to the completion of Retek's initial public offering, HNC contributed all of the outstanding capital stock of Retek Information Systems Inc. to Retek Inc. As a result of the contribution, Retek Information Systems, Inc. became a wholly owned subsidiary of Retek Inc.

HNC has informed Retek that it is HNC's current intention to distribute pro rata to its stockholders, as a dividend, all of the shares of Retek's common stock that HNC owns, subject to the satisfaction and fulfillment of several conditions, including the receipt of a written ruling from the Internal Revenue Service that the distribution qualifies for tax-free treatment under Section 355 of the Internal Revenue Code. However, HNC has the sole discretion to determine whether it will carry out the distribution, and if the distribution is carried out, the timing, structure and terms of the distribution.

Retek Logistics, Inc. was acquired by HNC in March 1998 in a transaction that was accounted for under the purchase method of accounting by HNC. Retek Information Systems, Inc. was acquired by HNC in November 1996 in a transaction that was accounted for under the pooling-of-interests method of accounting by HNC. In April 1997, Neil Thall Associates, Inc. ("NTA"), formerly a wholly owned subsidiary of HNC, which was formed in 1991, was merged with the business of Retek Information Systems, Inc. Retek Inc. acquired WebTrak Limited in October 1999 in a transaction accounted for under the purchase method of accounting.

BASIS OF PRESENTATION

Following HNC's November 1999 contribution of Retek Information Systems, Inc. capital stock to Retek Inc., the consolidated financial statements include the accounts of Retek Inc. and its wholly owned subsidiaries Retek Information Systems, Inc and WebtTrak Limited. The accounts of Retek Information Systems, Inc. include its wholly owned subsidiaries.

Prior to the 1999 legal restructuring, the financial statements reflect the combined financial position, results of operations and cash flows of Retek Inc. and Retek Information Systems, Inc. The combined financial statements include the accounts of Retek Inc. for the periods after its acquisition by HNC in March 1998 and the accounts of Retek Information Systems, Inc. and its wholly owned subsidiaries for all periods presented. The financial statements have been prepared using HNC's

                                   RETEK INC.
            NOTES TO CONSOLIDATED FINANCIAL STATMENTS -- (CONTINUED)
                    (in thousands, except per share amounts)


historical basis in the assets and liabilities and historical results of operations of each of the entities, which comprise Retek's business.

All significant intercompany transactions and balances have been eliminated in all periods presented.

The stockholders' equity accounts in the accompanying consolidated financial statements reflect the balances of Retek Information Systems, Inc. for the period prior to HNC's acquisition of Retek Logistics, Inc. in March 1998. Subsequent to March 1998, the stockholders' equity accounts reflect the balances of Retek Logistics, Inc. and Retek Inc., which reflects the re-incorporation in September 1999.

General corporate overhead related to HNC's corporate headquarters and common support divisions have been allocated to Retek based on the proportion of Retek's revenues and headcount to HNC's consolidated revenues and headcount. Management believes these allocations reasonably approximate the costs incurred by HNC on behalf of Retek's operations and the costs that would have been incurred if Retek had performed these functions as a stand-alone entity.

Retek's financing activities are represented by cash transactions with HNC and are reflected in the payable to HNC Software Inc. Activity in the payable to HNC Software Inc. primarily relates to cash activity with HNC as well as cost allocations and other intercompany charges to Retek from HNC.

FINANCIAL STATEMENT PREPARATION

The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH EQUIVALENTS

Cash equivalents are highly liquid investments and consist of investments in money market accounts and commercial paper purchased with maturities of three months or less.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Retek recognizes depreciation and amortization expense using the straight-line method over the estimated useful lives of the assets of three to seven years. Retek amortizes leasehold improvements over the shorter of their estimated useful lives or the remaining term of the related lease. Repair and maintenance costs are charged to expense as incurred. Depreciation and amortization expense of property and equipment was $2,299, $1,268 and $569 for the years ended December 31, 1999, 1998 and 1997, respectively.

CAPITALIZED SOFTWARE

Development costs for software to be licensed or sold that are incurred from the time technological feasibility is established until the product is available for general release to customers are capitalized and reported at the lower of cost or net realizable value. Through December 31, 1999, no significant amounts were expended subsequent to reaching technological feasibility.

INTANGIBLE ASSETS

Retek Logistics, Inc. was acquired by HNC in March 1998 in exchange for 143 shares of HNC common stock, 14 of which are subject to an escrow to secure certain indemnification obligations of the former stockholders plus the contingent right, subject to the achievement of certain financial objectives during calendar 1999 and 1998, to receive certain additional shares of HNC common stock. In April 1999, HNC issued an additional 45 shares of HNC common stock for the achievement of these financial objectives during calendar 1998, which was recorded as an addition to goodwill of $1,476 in the consolidated financial statements in 1998. However, any shares granted in the future will not be reflected in the financial position or results of operations of Retek if HNC's share of ownership of Retek at the time of such issuance is

                                   RETEK INC.
            NOTES TO CONSOLIDATED FINANCIAL STATMENTS -- (CONTINUED)
                    (in thousands, except per share amounts)


less than 95%. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $5,781, of which $4,031 has been allocated to intangible assets and $1,750 has been allocated to in-process research and development (see note
5).

In October 1999, Retek acquired WebTrak Limited ("WebTrak") for a cash payment of $5,333 and a $2,667 convertible note, which was subsequently converted into 177,778 shares of Retek's common stock. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $8,131, of which $6,651 has been allocated to intangible assets and $1,480 has been allocated to in-process research and development (see note 5).

In conjunction with these purchases, Retek recorded various intangible assets. Intangible assets are comprised of purchased software and other rights that are stated at lower of cost or net realizable value. Intangible assets are amortized as follows:


                                                                                    ESTIMATED
                                                                                   USEFUL LIFE        AMORTIZATION METHOD
                                                                                   -----------        -------------------
        Purchased software costs..................................................Straight-line        36 to 42 months
        Assembled work force......................................................Straight-line            3 years
        Customer base.............................................................Straight-line         3 to 5 years
        Non-competition agreements................................................Straight-line            5 years
        Trademarks................................................................Straight-line            5 years
        Goodwill..................................................................Straight-line            5 years


Amortization expense of intangible assets was $2,206, $1,152 and $809 for the years ended December 31, 1999, 1998 and 1997, respectively.

LONG-LIVED ASSETS

When events or changes in circumstances warrant, Retek investigates potential impairments of long-lived assets, certain identifiable intangibles and associated goodwill. An impairment loss would be recognized if the sum of the expected future net cash flows were less than the carrying amount of the asset. No such impairments of long-lived assets existed through December 31, 1999.

REVENUE RECOGNITION

Retek recognizes software license revenue upon meeting each of the following criteria: execution of a license agreement or contract; delivery of software; the license fee is fixed and determinable; collectibility of the proceeds is assessed as being probable; and vendor specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately, or if not yet sold separately, is established by authorized management. Starting in the fourth quarter of 1999, Retek revised the terms of the software licensing agreements for the majority of the software products sold. Under these terms, Retek will provide technical advisory services after the delivery of its products to help its customers exploit the full value and functionality of Retek's products. Revenue from the sale of software licenses under these agreements is recognized over the period that the technical advisory services are performed. For sales made through distributors, resellers and original equipment manufacturers, Retek recognizes revenue at the time these partners report to Retek that they have sold the software to the end user and all revenue recognition criteria have been met. Service revenue includes maintenance revenue, which is deferred and recognized ratably over the maintenance period, and revenue from consulting and training services, which is recognized as services are performed. Consulting services are customarily billed at a fixed daily rate plus out-of-pocket expenses.

Retek's revenue from contract development services is generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Amounts received under contracts in advance of performance are recorded as deferred revenue and are generally recognized within one year from receipt. Contract losses are recorded as a charge to income in the period such losses are first identified. Unbilled accounts receivable are stated at estimated realizable value.

Deferred revenue consists primarily of deferred maintenance revenue.

                                   RETEK INC.
            NOTES TO CONSOLIDATED FINANCIAL STATMENTS -- (CONTINUED)
                    (in thousands, except per share amounts)


INCOME TAXES

The taxable income or loss of Retek is included in the consolidated tax return of HNC. Income taxes are computed on a stand-alone basis under the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes." In accordance with HNC's policy, the current tax receivable or payable is included in the amount due to or due from HNC. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities as well as the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount "more likely than not" to be realized in future tax returns. Tax rate changes are reflected in income during the period such changes are enacted.

FOREIGN CURRENCY TRANSLATION

The consolidated financial statements of Retek's international operations are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from the consolidated results of operations and are recorded as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's local currency) are included in the combined statement of income and are not material.

DIVERSIFICATION OF CREDIT RISK

Retek's financial instruments that are subject to concentrations of credit risk consist primarily of cash equivalents and accounts receivable, which are generally not collateralized. Retek's policy is to place its cash and cash equivalents with high credit quality financial institutions in order to limit the amount of its credit exposure. Retek's software license and installation agreements and commercial development contracts are primarily with large customers in the retail industries. Retek maintains allowances for potential credit losses.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these financial instruments.

COMPREHENSIVE INCOME (LOSS)

Retek reports in the consolidated financial statements, in addition to net income (loss), comprehensive income (loss) and its components including foreign currency items. Comprehensive income (loss) is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources." It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of FAS 133 is not expected to have a significant impact on Retek's consolidated financial position or results of operations.

                                   RETEK INC.
            NOTES TO CONSOLIDATED FINANCIAL STATMENTS -- (CONTINUED)
                    (in thousands, except per share amounts)


In January 1999, the American Institute of Certified Public Accountants issued Statement of Position No. 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." This SOP retains the limitations of SOP 97-2 on what constitutes vendor-specific objective evidence of fair value. SOP 98-9 will be effective for transactions entered into in fiscal years beginning after March 15, 1999. The adoption of SOP 98-9 is not expected to have a significant impact on Retek's consolidated financial position or results of operations.

NET LOSS PER SHARE AND UNAUDITED PRO FORMA NET INCOME PER SHARE

Basic net (loss) income per share is calculated based only on the weighted average common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. For period prior to Retek's initial public offering, the weighted average basic shares outstanding is a pro forma amount which reflects the September 1999 re-incorporation of Retek Inc. and the 40 for .001 stock split of Retek Inc common shares.

For the year ended December 31, 1999, the calculation of diluted loss per share excludes 5,771 potential common shares of Retek's common stock attributed to outstanding stock options because their effect would be anti-dilutive.

Pro forma unaudited income per common share for the years ended December 31, 1998 and 1997 is calculated for the basic income per share only since Retek had no outstanding stock options during those periods.


NOTE 2 -- COMPOSITION OF CERTAIN COMBINED FINANCIAL STATEMENT CAPTIONS
--------------------------------------------------------------------------------


                                                                                                         DECEMBER 31,
                                                                                                      -------------------
                                                                                                        1999       1998
                                                                                                      --------   --------
         Accounts receivable, net:
          Billed..............................................................................        $ 25,239   $ 18,735
          Unbilled............................................................................           3,084      4,886
                                                                                                      --------   --------
                                                                                                        28,323     23,621
        Less allowance for doubtful accounts..................................................          (3,940)    (1,571)
                                                                                                      --------   --------
                                                                                                      $ 24,383   $ 22,050
                                                                                                      ========   ========


The following is a roll-forward of the activity within the allowance for doubtful accounts:


                                                                                                        DECEMBER 31,
                                                                                                -------------------------
                                                                                                  1999      1998     1997
                                                                                                --------  -------- ------
        Balance at beginning of period................................................           $1,571    $  382   $  299
        Provisions....................................................................            2,399     1,652      212
        Write-offs....................................................................              (30)     (463)    (129)
                                                                                                 ------    ------   ------
        Balance at end of period......................................................           $3,940    $1,571   $  382
                                                                                                 ======    ======   ======


Unbilled accounts receivable represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be collected within one year.


                                                                                                          DECEMBER 31,
                                                                                                       ------------------
                                                                                                         1999       1998
                                                                                                       --------   -------
        Other current assets:
          Other receivables....................................................................        $  3,122   $ 1,976
          Prepaid expenses.....................................................................           1,568       484
          VAT tax receivable...................................................................             870       246
                                                                                                       --------   -------
                                                                                                       $  5,560   $ 2,706
                                                                                                       ========   =======
        Property and equipment, net:
          Computer equipment...................................................................           6,230   $ 3,093
          Furniture and fixtures...............................................................           5,043     2,943
          Leasehold improvements...............................................................           1,214       749
                                                                                                       --------   -------
                                                                                                         12,487     6,785
          Less accumulated depreciation and amortization.......................................          (4,196)   (1,898)
                                                                                                       --------   -------
                                                                                                       $  8,291   $ 4,887
                                                                                                       ========   =======


                                   RETEK INC.
            NOTES TO CONSOLIDATED FINANCIAL STATMENTS -- (CONTINUED)
                    (in thousands, except per share amounts)


        Intangible assets, net:
          Purchased software costs.............................................................        $  8,512   $ 3,572
          Goodwill.............................................................................           2,423     2,362
          Other................................................................................           2,314       570
                                                                                                       --------   -------
                                                                                                         13,249     6,504
          Less accumulated amortization........................................................          (4,291)   (2,494)
                                                                                                       --------   -------
                                                                                                       $  8,958   $ 4,010
                                                                                                       ========   =======
        Accrued liabilities:
          Payroll and related benefits.........................................................        $  3,023   $ 2,875
          Other................................................................................               7        95
                                                                                                       --------   -------
                                                                                                       $  3,030   $ 2,970
                                                                                                       ========   =======


NOTE 3-- COMMITMENTS
--------------------------------------------------------------------------------

At December 31, 1999, Retek was obligated through 2004 under non-cancelable operating leases for its facilities and certain equipment as follows:


                                                                                                           FUTURE MINIMUM
                                                                                                           LEASE PAYMENTS
                                                                                                           --------------
        2000........................................................................................          $  2,002
        2001........................................................................................             2,616
        2002........................................................................................             3,315
        2003........................................................................................             3,110
        2004........................................................................................             2,835
        Thereafter..................................................................................            22,971


The lease for Retek's headquarters provides for two options to extend the term for five years each with certain changes to the terms of the lease agreement. Rent expense under operating leases for the years ended December 31, 1999, 1998 and 1997 was approximately $1,340, $758 and $229, respectively, net of sublease income of $1,040, $886 and $261, for the years ended December 31, 1999, 1998 and 1997, respectively.

Retek has licensing arrangements with third party software providers under which it pays a royalty when third party software is delivered to an end user. Each license arrangement contains no minimum royalty payments and has a one-year term, which renews automatically unless terminated by either party. Royalty expense under these licensing arrangements for the years ended December 31, 1999 1998 and 1997 was approximately $3,313, $2,429 and $708.

At December 31, 1999, Retek had factored accounts receivable to a financial institution aggregating $7,500, which Retek was contingently liable in the event of non-collection.

NOTE 4-- INCOME TAXES
--------------------------------------------------------------------------------

Income before income tax (benefit) provision was taxed under the following jurisdictions:


                                             YEAR ENDED DECEMBER 31,
                                           1999       1998       1997
                                        ---------  ---------  -------
                           Domestic..    $ (7,851)   $6,276     $5,631
                           Foreign...         785     1,823      1,012
                                         --------    ------     ------
                                         $ (7,066)   $8,099     $6,643
                                         ========    ======     ======


The income tax (benefit) provision is summarized as follows:


                                              YEAR ENDED DECEMBER 31,
                                            1999       1998       1997
                                         ---------  ---------  -------
                           CURRENT:
                             Federal..    $     62    $2,258     $  795
                             State....          70       699        168
                             Foreign..         250       511        233
                           DEFERRED:
                             Federal..      (1,609)      489      1,070
                             State....        (497)      144        722
                             Foreign..          27       120        179
                                          --------    ------     ------
                                          $ (1,697)   $4,221     $3,167
                                          ========    ======     ======


                                   RETEK INC.
            NOTES TO CONSOLIDATED FINANCIAL STATMENTS -- (CONTINUED)
                    (in thousands, except per share amounts)


Deferred tax assets are summarized as follows:


                                                                DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                 Taxable pooling-of-interests basis         $ 14,620   $ 15,857
                 difference............................
                 Net operating loss carry-forwards.....        5,389         31
                 Tax credit carry-forwards.............          984        344
                 Allowance for doubtful accounts.......        1,464        631
                 Depreciation..........................          (88)      (175)
                 Intangible assets.....................          718       (462)
                 Accrued liabilities and other.........          277        706
                                                            --------   --------
                   Net deferred tax asset..............     $ 23,328   $ 16,932
                                                            ========   ========


A reconciliation of the income tax (benefit) provision to the amount computed by applying the statutory federal income tax rate to income before income tax (benefit) provision is summarized as follows:


                                                              YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                            1999       1998        1997
                                                         ---------- ----------  -------
            Amounts computed at statutory federal rate    $ (2,402)   $2,754      $2,259
              State  income   taxes,   net  of  federal         16       740         791
              benefit................................
              Tax credit carry-forwards generated....         (208)     (429)       (116)
              Non-deductible acquired technology and
              other                                            378     1,004          --
                 non-deductible acquisition costs....
              Foreign income taxes...................           10        11          68
              Stock based compensation...............          396        --          --
              Other, net.............................          113       141         165
                                                          --------    ------      ------
            Income tax (benefit) provision...........     $ (1,697)   $4,221      $3,167
                                                          ========    ======      ======


At December 31, 1999, Retek had federal and state net operating loss carry forwards of approximately $13,536 and $13,482 respectively. Substantially all carry forwards expire in 2019.

Retek also has approximately $571 of federal research and development credit carry-forwards expiring at various dates through 2019, $51 of state research and development credit carry-forwards expiring at various dates through in 2014, and $344 of foreign tax credit carry-forwards which expire from 2000 to 2004. Retek paid $176, $67, and $3 of income taxes during the years ended December 31, 1999, 1998, and 1997.

NOTE 5 -- ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT
--------------------------------------------------------------------------------
In connection with the acquisition of Retek Inc. by HNC, acquired in-process research and development of $1,750 was charged to operations on the acquisition date. Retek's products may be classified into two categories: Nautilus, an off-the-shelf warehouse management software system designed to provide the tools needed to control the course of warehouse operations and Nautilus CBT, an operational tutorial database which guides the user through Nautilus operations. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. At the time of acquisition, Retek Logistics, Inc. had a number of new software products under development including Nautilus Versions 6.0 and 7.0 and Nautilus CBT. Nautilus Version 6.0 and Nautilus CBT were both completed during 1998 and Nautilus Version 7.0 was completed during 1999.

In connection with the acquisition of WebTrak, Inc. (WebTrak) by Retek in October 1999, acquired in-process research and development of $1,480 was charged to operations on the acquisition date. WebTrak's products may be classified into two categories: WebTrak Core Products, which allow parties along the supply chain of a product, to network around a common product tracking database and Retail.com products, which represent the next generation of supply chain applications, retaining the functionality of the WebTrak core products but will be hosted through a Web site. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. At the time of the acquisition WebTrak had a new software product under development, retail.com design, which was completed during 2000.

                                   RETEK INC.
            NOTES TO CONSOLIDATED FINANCIAL STATMENTS -- (CONTINUED)
                    (in thousands, except per share amounts)


NOTE 6 -- SEGMENT INFORMATION AND MAJOR CUSTOMERS
--------------------------------------------------------------------------------
Retek operates in one reportable segment. The operations of Retek are primarily conducted in the United States, Retek's country of domicile. Geographic data, determined by references to the location of Retek's operations for the years ended December 31, 1999, 1998 and 1997 are as follows:


                                                          YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                         1999       1998       1997
                                                      ---------- ----------  -------
                        Revenue by geographic area:
                          United States...........     $ 37,917   $ 29,183    $ 17,070
                          Canada..................        4,295      6,310         860
                          United Kingdom..........        8,402      4,224       3,835
                          France..................        1,408      1,546       3,358
                          Germany.................        9,569      1,837          --
                          Other...................        7,568     11,933       5,800
                                                       --------   --------    --------
                             Total revenue........     $ 69,159   $ 55,033    $ 30,923
                                                       ========   ========    ========


    The following is long-lived asset information by geographic area:


                                                           DECEMBER 31,
                                                  ----------------------------
                                                     1999      1998       1997
                                                  --------- ---------  -------
             Long-lived assets by geographic area:
               United States..................     $16,878   $ 8,987    $ 3,850
               Foreign........................         404       193        286
                                                   -------   -------    -------
                  Total long-lived assets.....     $17,282   $ 9,180    $ 4,136
                                                   =======   =======    =======


Retek's foreign sales represent revenues from export sales and international operations. Export sales include sales from the United States to foreign countries. Export sales were $18,164, $12,414 and $2,643 for the years ended December 31, 1999, 1998 and 1997, respectively. International operations include sales by foreign operations.

During 1999, Retek had sales to two customers that exceeded 10% of Retek's total revenues. Sales to customer A accounted for 13.6% and sales to customer B accounted for 10.8% of Retek's total revenues for fiscal year 1999. No single customer accounted for more than 10% of Retek's total revenue in either 1998 or 1997.

NOTE 7-- EMPLOYEE BENEFIT PLANS
--------------------------------------------------------------------------------

RETEK INC. SPONSORED PLANS

During 1999, Retek adopted the 1999 Equity Incentive Plan (the "Incentive Plan"), the 1999 Employee Stock Purchase Plan (the "Purchase Plan"), the 1999 Director Stock Option Plan (the "Directors Plan") and the Employee Stock Option Exchange Program (the "Exchange Program").

The Incentive Plan provides for the Compensation Committee of the Board of Directors to award up to 9,000 shares of Retek's common stock in the form of nonqualified or incentive stock options, stock appreciation rights, restricted stock or stock bonuses. Nonqualified stock options may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award or 110% of fair market value of the stock at the date of the awards to more than 10% stockholders. Options and stock appreciation rights granted under the Incentive Plan may have a term of up to 10 years. The Compensation Committee of the Board of Directors has the discretion to award restricted stock and stock bonuses, as they deem appropriate. Options vest over four years at the rate of 25% of the total grant after one year and then at a rate of 2.08% of the total grant per month over the remaining 36 months. However, Retek may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 1999, no options were exercisable.

The Purchase Plan provides for the issuance of a maximum of 700 shares of common stock. Each purchase period, eligible employees may designate between 2% and 15% of their cash compensation, subject to certain limitations, to be

                                   RETEK INC.
            NOTES TO CONSOLIDATED FINANCIAL STATMENTS -- (CONTINUED)
                    (in thousands, except per share amounts)


deducted from their pay for the purchase of common stock under the Purchase Plan. The purchase price of the shares under the Purchase Plan is equal to 85% of the lesser of the fair market value per share, as defined by the Purchase Plan, on the first day of the two-year offering period and the date of purchase. Employee contributions to the plan were $396 during the year ended December 31, 1999. No shares were issued to employees during the year ended December 31, 1999.

Directors Plan provides for the issuance of up to 400 nonqualified stock options to Retek's outside directors. Under the provisions of the Directors Plan, options to purchase 25 shares of Retek's common stock will be granted to outside directors upon their becoming a member of the Board of Directors and 7.5 additional options will be granted on each anniversary of the initial grant, so long as they remain on the Board of Directors. Options under the Directors Plan will be granted at the fair value of the stock at the grant date and vest entirely at the end of a period of one year from the date of grant. At December 31, 1999, no shares were exercisable.

In 1999, Retek granted stock options to its employees and directors, under the Equity Incentive Plan and the Directors Plan, to purchase approximately 7,362 shares of Retek's common stock. Of the approximately 7,262 options granted to employees, 6,239 were granted in connection with the exchange of HNC stock options by Retek's employees. These options were granted at an exercise price of $10 per share. The difference between the option price and market value at the date of the grant has been recorded as additional paid-in capital with an offsetting debit within stockholders equity to deferred stock-based compensation. Due to the terms of the vesting, compensation will be accelerated in the early years and resulted in a compensation charge of $1,908 as of December 31, 1999.

Transactions relating to employees and directors of Retek under Retek's Incentive Plan and Directors Plan during the year ended December 31, 1999 is summarized as follows:


                                                                                              WEIGHTED
                                                                                               AVERAGE
                                                                                  SHARES   EXERCISE PRICE
                                                                                  ------   --------------
                           Outstanding at beginning of year...................         0      $      0
                             Options granted..................................     7,416         10.38
                             Options canceled.................................        (5)        10.00
                                                                                 -------
                           Outstanding at end of year.........................     7,411         10.38
                                                                                 -------
                           Options exercisable at end of year.................         0
                           Weighted average fair value of options Granted
                           during the year....................................  $   7.62




                                                                  OPTIONS OUTSTANDING
                                                  ---------------------------------------------------
                                                                         WEIGHTED
                                                                          AVERAGE
                                                       NUMBER            REMAINING        WEIGHTED
                                  RANGE OF         OUTSTANDING AT       CONTRACTUAL        AVERAGE
                               EXERCISE PRICES    DECEMBER 31, 1999   LIFE (IN YEARS)  EXERCISE PRICE
                               ---------------    -----------------   ---------------  --------------
                              $10.00 to $54.88         7,357               9.83            $ 10.00
                               54.88 to $56.00             7               9.98              54.88
                               56.00 to 63.69.            18               9.97              56.00
                               63.69 to 71.56.            14               9.91              63.99
                               71.56 to 74.13.            13               9.95              71.56
                               74.13 to 74.13.             2               9.92              74.13
                                                        -----
                               10.00 to 74.13.          7,411              9.83              10.38
                                                        -----


HNC SOFTWARE INC. SPONSORED PLANS

During 1995, HNC adopted the 1995 Equity Incentive Plan (the "HNC Incentive Plan") and the 1995 Employee Stock Purchase Plan (the "HNC Purchase Plan"). For purposes of the discussion contained in the two paragraphs below, "fair market value" means the closing price of HNC's common stock on the NASDAQ National Market on the grant date.

The HNC Incentive Plan provides for the issuance of up to 7,250 shares of HNC's common stock in the form of nonqualified or incentive stock options, restricted stock or stock bonuses to employees of HNC and its affiliates including Retek Inc. and Retek Information Systems, Inc. Nonqualified stock options and restricted stock may be awarded at a price

                                   RETEK INC.
            NOTES TO CONSOLIDATED FINANCIAL STATMENTS -- (CONTINUED)
                    (in thousands, except per share amounts)


not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award. Options granted under the Incentive Plan may have a term of up to ten years. HNC has the discretion to provide for restrictions and the lapse thereof in respect of restricted stock awards. Options typically vest at the rate of 25% of the total grant per year over a four-year period; however, HNC may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 1999 employees of Retek held 124 options that were exercisable.

The HNC Purchase Plan provides for the issuance of a maximum of 650 shares of common stock to employees of HNC and its affiliates, including Retek. In each purchase period eligible employees may designate that between 2% and 10% of their cash compensation, subject to certain limitations, be deducted from their compensation for the purchase of common stock under the Purchase Plan. The purchase price of the shares under the Purchase Plan is equal to 85% of the lesser of the fair market value per share on the first date of the twelve-month offering period or the last day of each six-month purchase period.

During 1998, HNC adopted the 1998 Stock Option Plan ("1998 Plan"). The 1998 Plan provides for the issuance of up to 1,000 shares of HNC's common stock in the form of nonqualified stock options to employees, officers, consultants and independent advisors of HNC and its affiliates including Retek. Options granted under the 1998 Plan may have a term of up to ten years. Options typically vest at the rate of 25% of the total grant per year over a four-year period; however, HNC may, at its discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 1999, there were 13 shares exercisable under the 1998 Plan. During 1999 Retek's employees were given the opportunity to exchange their HNC options granted through the HNC Incentive Plan and the 1998 Plan for a grant of Retek's stock options through Retek's Incentive Plan. During 1999 Retek's employees exchanged 1,136 HNC stock options for the right to receive Retek's stock options.

All Retek Information Systems, Inc. options, outstanding on the date of the acquisition in 1996, were converted into options to purchase HNC's common stock and adjusted to give effect to the acquisition exchange ratio. Retek Information Systems, Inc. stock options are administered by HNC's Board of Directors. No changes were made to the terms of the Retek Information Systems, Inc. options in connection with the exchange. Those options granted vest ratably over periods from one to four years and have a term of up to ten years. At December 31, 1999 employees of Retek held five options that were exercisable.

Transactions relating to employees of Retek under HNC's stock option plan during the years ended December 31, 1999, 1998 and 1997 are summarized as follows:


                                                                           YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------------
                                                           1999                      1998                       1997
                                                  --------------------      ---------------------       --------------------
                                                              WEIGHTED                   WEIGHTED                   WEIGHTED
                                                               AVERAGE                    AVERAGE                    AVERAGE
                                                              EXERCISE                   EXERCISE                   EXERCISE
                                                   SHARES       PRICE        SHARES        PRICE        SHARES        PRICE
                                                   ------       -----        ------        -----        ------        -----
     Outstanding at beginning of year.........       1,378     $ 31.81          981       $ 28.89          494       $ 21.19
       Options granted........................         695       27.93          743         35.36          624         32.13
       Options exercised......................        (408)      30.83         (108)        16.56          (71)         8.94
       Options canceled.......................      (1,325)      31.44         (238)        31.96          (66)        23.23
                                                  --------                   ------                     ------
     Outstanding at end of year...............         340       30.62        1,378         32.81          981         28.89
                                                  ========                   ======                     ======
     Options exercisable at end of year.......           0                      233                         93
     Weighted average fair value of options
     Granted during the year..................    $  10.77                   $ 21.50                    $ 19.50



FINANCIAL ACCOUNTING STANDARD NO. 123 INFORMATION

Retek applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation. Had compensation cost for Retek's stock-based compensation awards and HNC stock-based compensation awards issued to Retek's employees during 1999, 1998 and 1997 been determined based on the fair value at the grant dates of awards consistent with the method of Financial Accounting Standards Board Statement No. 123 ("FAS 123"), Retek's net income and basic and diluted pro forma net income per common share would have been reduced to the pro forma amounts indicated below:

                                   RETEK INC.
            NOTES TO CONSOLIDATED FINANCIAL STATMENTS -- (CONTINUED)
                    (in thousands, except per share amounts)



                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                                 1999       1998        1997
                                                                                              ---------- ----------  -------
     Net income (loss):
       As reported.....................................................................        $ (5,369)   $ 3,878     $ 3,476
       Pro forma.......................................................................         (14,391)    (2,758)       (893)
     Basic and diluted net income per common share:
       As reported.....................................................................           (0.13)      0.10        0.09
       Pro forma.......................................................................           (0.35)     (0.07)      (0.02)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumption used for grants during the years ended December 31, 1999, 1998 and 1997, respectively: dividend yield of 0.0% for all three years; risk-free interest rates of 5.47% 5.14%, and 6.10%; expected volatilities of 100%, 65% and 65%; and expected lives of 2.0, 3.0 and 3.0 years. The fair value of the employees' purchase rights pursuant to the Purchase Plan is estimated using the Black-Scholes model with the following assumptions: dividend yield of 0.0% for all three years; risk-free interest rates of 4.98%, 5.23% and 5.32%; expected volatilities of 100%, 65% and 65%; and an expected life of six months for all three years. The weighted average fair value of those purchase rights granted in 1999, 1998 and 1997 for HNC stock was $ 10.77, $16.32 and $14.23, respectively.
The weighted average fair value of those purchase rights granted in 1999 for Retek's stock was $7.62.


NOTE 8-- PREFERRED STOCK
--------------------------------------------------------------------------------

Retek has authorized 5,000 shares of $0.01 par value preferred stock. The specific terms of any preferred stock will be determined by Retek's board of directors prior to issuance.


NOTE 9-- CONTINGENCIES
--------------------------------------------------------------------------------

Various claims arising in the course of business, seeking monetary damages and other relief are pending. The amount of the liability, if any, from such claims cannot be determined with certainty; however, in the opinion of management, the ultimate liability for such claims will not have a material adverse effect on Retek's consolidated financial position, results of operations or cash flows.

NOTE 10 -- RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

As described in Note 1, the combined financial statements include significant transactions with HNC for services such as treasury, cash management, employee benefits, taxes, financial reporting, legal, corporate marketing and general corporate services. HNC charged Retek $1,232, $953 and $348 for such expenses during the years ended December 31, 1999, 1998, 1997, respectively. These charges were principally included in sales and marketing expenses and general and administrative expenses. Management believes these allocations approximate the costs that would have been incurred had Retek performed these functions as a stand-alone entity.

Beginning in 1998, Retek utilized research and development services of HNC. HNC charged Retek $135 and $1,383 for such expenses for the years ended December 31, 1999 and 1998 respectively.

Certain of Retek's employees participate in the HNC Purchase Plan. Amounts included in the payable to HNC Software Inc. related to the Purchase Plan were $887, $526 and $181 as of December 31, 1999, 1998 and 1998, respectively.

Employees of Retek also participate in an HNC-sponsored 401(k) plan. Retek matched employee contributions up to the lesser of 50% of the employee contribution or eight hundred dollars. Contributions were $293, $120 and $60 for the years ended December 31, 1999, 1998 and 1997, respectively.

The amount payable to HNC Software Inc. includes allocations of expenses for all corporate services, income taxes and other intercompany transactions, plus cash advances net of repayments. The amount payable does not bear interest. The average monthly balances due to HNC for the years ended December 31, 1999, 1998 and 1997 were, $10,243, $6,728 and $5,370, respectively.

                                   RETEK INC.
            NOTES TO CONSOLIDATED FINANCIAL STATMENTS -- (CONTINUED)
                    (in thousands, except per share amounts)


The change in the amount payable to HNC includes the following:


                                                                   1999       1998     1997
                                                                ---------  ---------  ------
        Balance at beginning of period                          $   5,944  $   6,491  $  6,197
        Cost allocations payable to HNC                             5,408      4,796       760
        Cash transfers from HNC                                    51,456     36,951     4,707
        Cash transfers to HNC                                     (47,409)   (42,294)   (5,173)
                                                                ---------  ---------  --------
          Net change during the period                              9,455       (547)      294
                                                                ---------  ---------  --------
        Balance at end of period                                $  15,399  $   5,944  $  6,491
                                                                =========  =========  ========


                                 EXHIBIT LISTING


         EXHIBIT
         NUMBER       DESCRIPTION
         ------       -----------
           2.01       Agreement and Plan of Reorganization dated as of July 19,
                      1996 by and among us, HNC Merger Corp. and Risk Data
                      Corporation, as amended. (Incorporated by reference to
                      Exhibit Number 2.01 to Registrant's Current Report on Form
                      8-K filed on September 12, 1996, as amended (the "Risk
                      Data 8-K").)
           2.02       Agreement of Merger dated August 30, 1996 by and between
                      HNC Merger Corp. and Risk Data Corporation.
                      (Incorporated by reference to Exhibit Number 2.02 to the
                      Risk Data 8-K.)
           2.03       Exchange Agreement dated as of October 25, 1996 by and
                      among the Registrant, Retek Distribution Corporation and
                      the shareholders of Retek Distribution Corporation.
                      (Incorporated by reference to Exhibit Number 2.01 to
                      Registrant's Current Report on Form 8-K filed on December
                      12, 1996 (the "Retek 8-K").)
           2.04       Form of Option Exchange Agreement between the Registrant
                      and each person who held outstanding options to purchase
                      shares of Retek Distribution Corporation on November 29,
                      1996. (Incorporated by reference to Exhibit Number 2.02 to the Retek 8-K.)
           2.05       Agreement and Plan of Reorganization dated as of July 14,
                      1997 by and among the Registrant, FW1 Acquisition Corp.,
                      CompReview, Inc., Robert L. Kaaren and Mishel E. Munnayer,
                      a.k.a. Michael Munayyer, Trustee of the Michael Munayyer
                      Trust dated August 11, 1995. (Pursuant to Item 601(b)(2)
                      of Regulation S-K, certain schedules have been omitted but will be furnished to the Commission upon request.)
                      (Incorporated by reference to Exhibit Number 2.01 to
                      Registrant's Current Report on Form 8-K filed on December
                      15, 1997 (the "CompReview 8-K").)
           2.06       Agreement of Merger dated as of November 28, 1997 by and
                      between FW1 Acquisition Corp. and CompReview, Inc.
                      (Incorporated by reference to Exhibit Number 2.02 to the
                      CompReview 8-K.)
           2.07       Agreement and Plan of Reorganization dated as of April 6,
                      1998 by and among the Registrant, FW2 Merger Corp. and the shareholders of Financial Technology, Inc. (Incorporated
                      by reference to Exhibit Number 2.01 to Registrant's
                      Current Report on Form 8-K filed on April 22, 1998 (the
                      "FTI 8-K").)
           2.08       Plan of Merger dated December 21, 1998 adopted by
                      Registrant and Aptex Software Inc. (Incorporated by
                      reference to Exhibit Number 2.01 to Registrant's Current
                      Report on Form 8-K filed on February 5, 1999).
         3(i).01      Registrant's Restated Certificate of Incorporation filed
                      with the Secretary of State of Delaware on June 13, 1996.
                      (Incorporated by reference to Exhibit Number 3(i).04 to
                      Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the "Second Quarter 1996 10-Q").)
         3(ii).02     Registrant's Bylaws, as amended. (Incorporated by
                      reference to Exhibit Number 3(i).01 to Registrant's
                      Quarterly Report on Form 10-Q for the quarter ended June
                      30, 1998, as amended (the "Second Quarter 1998 10-Q").)
           4.01       Form of Specimen Certificate for Registrant's Common
                      Stock. (Incorporated by reference to Exhibit Number 4.01
                      to Registrant's Form S-1 Registration Statement, as
                      amended (File No. 33-91932) (the "IPO S-1").)
           4.02       Registration Rights Agreement dated as of October 25, 1996 by and among the Registrant and the former shareholders of
                      Retek Distribution Corporation. (Incorporated by reference to Exhibit Number 4.01 to the Retek 8-K.)
           4.03       Amendment No. 1 to the Registration Rights Agreement dated as of February 24, 1997 by and between the Registrant and
                      the former shareholders of Retek Distribution Corporation.
                      (Incorporated by reference to Exhibit Number 4.06 to
                      Registrant's Annual Report on Form 10-K, as amended, for
                      the year ended December 31, 1996 (the "1996 10-K").)
           4.04       Registration Rights Agreement dated as of March 31, 1998
                      by and among the Registrant and the former shareholders of
                      Practical Control Systems Technologies, Inc. (Incorporated
                      by reference to Exhibit Number 4.06 to Registrant's Form
                      S-3 Registration Statement, File No. 333-50779.)
           4.05       Registration Rights Agreement dated as of April 6, 1998 by and among the Registrant and the former shareholders of
                      Financial Technology, Inc. (Incorporated by reference to
                      Exhibit Number 4.01 to the FTI 8-K.)
          10.01       Registrant's 1987 Stock Option Plan and related
                      documents. (Incorporated by reference to Exhibit Number
                      10.01 to the IPO S-1.)(1)
          10.02       Registrant's 1995 Equity Incentive Plan, as amended
                      through November 20, 1998. (Incorporated by reference to
                      Exhibit Number 4.01 to Registrant's Form S-8 Registration
                      Statement, File No. 333-71923 (the "February 1999
                      S-8").)(1)



         EXHIBIT
         NUMBER       DESCRIPTION
         ------       -----------
          10.03       Form of 1995 Equity Incentive Plan Stock Option
                      Agreement and Stock Option Exercise Agreement.
                      (Incorporated by reference to Exhibit Number 4.02 to the
                      February 1999 S-8.) (1)
          10.04       Registrant's 1995 Directors Stock Option Plan and
                      related documents. (Incorporated by reference to Exhibit
                      Number 10.03 to the IPO S-1.)(1)
          10.05       Registrant's 1995 Employee Stock Purchase Plan and
                      related documents. (Incorporated by reference to Exhibit
                      Number 10.04 to the IPO S-1.)(1)
          10.06       Registrant's 1998 Stock Option Plan, as amended through
                      March 20, 1998. (Incorporated by reference to Exhibit
                      Number 4.01 to Registrant's Form S-8 Registration
                      Statement, File No. 333-50623 (the "April 1998 S-8").)(1)
          10.07       Form of 1998 Stock Option Plan Stock Option Agreement
                      and Stock Option Exercise Agreement. (Incorporated by
                      reference to Exhibit 4.02 to the April 1998 S-8.)(1)
          10.08       Form of Indemnity Agreement entered into by us with each
                      of our directors and executive officers. (Incorporated by
                      reference to Exhibit Number 10.08 to the IPO S-1.)(1)
          10.09       Office Building Lease dated as of December 1, 1993, as
                      amended effective February 1, 1994 and June 1, 1994,
                      between Registrant and PacCor Partners. (Incorporated by
                      reference to Exhibit Number 10.09 to the IPO S-1.)
          10.10       Loan and Security Agreement dated as of July 11, 1997,
                      between Registrant and Wells Fargo Bank, National
                      Association. (Incorporated by reference to Exhibit Number
                      10.01 to Registrant's Quarterly Report on Form 10-Q, as
                      amended, for the quarter ended June 30, 1997 (the "Second
                      Quarter 1997 10-Q").)
          10.11       Office Building Lease dated as of May 30, 1997, between
                      Retek Information Systems, Inc. and Midwest Real Estate
                      Holdings, Inc. (Incorporated by reference to Exhibit
                      Number 10.02 to the Second Quarter 1997 10-Q.)
          10.12       Office Building Lease dated as of June 17, 1996, between
                      Registrant and Williams Properties I, LLC & Williams
                      Properties II, LLC. (Incorporated by reference to Exhibit
                      Number 10.12 to the 1996 10-K.)
          10.13       Aptex Software Inc.'s 1996 Equity Incentive Plan.
                      (Incorporated by reference to Exhibit Number 4.03 to the
                      February 1999 S-8.)(1)
          10.14       Form of Aptex Software Inc. 1996 Equity Incentive Plan
                      Stock Option Agreement and Stock Option Exercise
                      Agreement. (Incorporated by reference to Exhibit Number
                      4.04 to the February 1999 S-8.)(1)
          10.15       Practical Control Systems Technologies, Inc. 1998 Stock
                      Option Plan. (Incorporated by reference to Exhibit
                      Number 4.03 to the April 1998 S-8.)(1)
          10.16       Form of Practical Control Systems Technologies, Inc.
                      1998 Stock Option Plan Stock Option Agreement and Stock
                      Option Exercise Agreement. (Incorporated by reference to
                      Exhibit Number 4.04 to the April 1998 S-8.)(1)
          10.17       Office Building Lease dated June 17, 1993, between
                      Linsco/Private Ledger Corp. and PacCor Partners and
                      Assignment of the lease to the Registrant. (Incorporated
                      by reference to Exhibit Number 10.17 to Registrant's
                      Annual Report on Form 10-K, as amended, for the year ended
                      December 31, 1997.)
          10.18       First Amendment to Lease Agreement between Williams
                      Properties I, LLC and Williams Properties II, LLC and the
                      Registrant dated June 17, 1996, amended October 28, 1997.
                      (Incorporated by reference to Exhibit Number 10.16 to
                      Registrant's Form S-4 Registration Statement, File No.
                      333-64527 (the "S-4").)
          10.19       Second Amendment to Lease between the Registrant and W9/PC
                      Real Estate Limited Partnership dated as of April 13,
                      1998. (Incorporated by reference to Exhibit Number 10.17
                      to the S-4.)
          10.20       Office Building Lease dated as of October 2, 1998, between the Registrant and The Irvine Company. (Incorporated by
                      reference to Exhibit Number 99.01 to the February 1999
                      S-8.)
          10.21       Office Building Lease Amendment No. 1 dated as of
                      November 30, 1998, between Retek Information Systems,
                      Inc. and Midwest Real Estate Holdings LLC. (Incorporated
                      by reference to Exhibit Number 99.02 to the February
                      1999 S-8.)
          10.22       Office Building Lease Amendment No. 2 dated as of
                      December 18, 1998, between Retek Information Systems,
                      Inc. and Midwest Real Estate Holdings LLC. (Incorporated
                      by reference to Exhibit Number 99.03 to the February
                      1999 S-8.)
          10.23       Separation Agreement dated December 14, 1999 between the
                      Company and Robert L. North. (1)
          10.24       Separation Agreement dated December 13, 1999 between the
                      Company and Raymond V. North. (1)



         EXHIBIT
         NUMBER       DESCRIPTION
         ------       -----------
          10.25       Employment Agreement dated October 13, 1999 between the
                      Company and John Mutch. (1)
          10.26       Employment Agreement dated December 13, 1999 between the
                      Company and John Mutch. (1)
          10.27       Employment Agreement dated December 13, 1999 between the
                      Company and Kenneth J. Saunders. (1)
         *21.01       List of Registrant's subsidiaries.
         *23.01       Consent of PricewaterhouseCoopers LLP, Independent
                      Accountants.
         *27.01       Financial Data Schedule


----------
 *    Filed herewith.
(1)   Management contract or compensatory plan or arrangement.
      (B) REPORTS ON FORM 8-K
         None.