Form 10-Q
period 2000-03-31
HNC SOFTWARE INC/DE
filed 2000-05-15
CIK 945093

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO _________ .

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

                           5935 CORNERSTONE COURT WEST
                               SAN DIEGO, CA 92121
          (Address of principal executive offices, including zip code)
                                 (858) 546-8877
              (Registrant's telephone number, including area code)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES [X] NO [ ]

AS OF APRIL 30, 2000 THERE WERE 26,913,593 SHARES OF REGISTRANT'S COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING.

================================================================================

                                TABLE OF CONTENTS


                                                                                         HNC   Retek
                                                                                         ---   -----
PART I. FINANCIAL INFORMATION                                                               Page
                                                                                            ----
ITEM 1: FINANCIAL STATEMENTS
                  Consolidated Balance Sheets as of March 31, 2000 (unaudited)
                     and December 31, 1999............................................    3     23

                  Consolidated Statements of Operations (unaudited) for the three
                     months ended March 31, 2000 and 1999.............................    4     24

                  Consolidated Statements of Cash Flows (unaudited) for
                     the three months ended March 31, 2000 and 1999...................    5     25

                  Consolidated Statement of Changes in Stockholders' Equity
                     and Comprehensive Income (unaudited) for the three
                     months ended March 31, 2000......................................    6     26

                  Notes to Consolidated Financial Statements (unaudited)..............    7     27

ITEM 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.................................   13     30

ITEM 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........   43     --


PART II.          OTHER INFORMATION

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K....................................   44     --

Signatures   .........................................................................   45     --
Exhibit Index   ......................................................................   46     --

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                HNC SOFTWARE INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)



                                    ASSETS
                                                                             MARCH 31,       DECEMBER 31,
                                                                                2000             1999
                                                                             ---------        ---------
                                                                            (unaudited)
Current assets:
  Cash and cash equivalents                                                  $ 128,389        $ 136,340
  Short-term investments available for sale - debt                              50,212           22,368
  Short-term investments available for sale - equity                             5,156            6,810
  Trade accounts receivable, net                                                58,624           64,189
  Current portion of deferred income taxes                                       2,700           20,384
  Other current assets                                                          14,193           11,144
                                                                             ---------        ---------
          Total current assets                                                 259,274          261,235
                                                                             ---------        ---------
Long-term investments available for sale-debt                                   72,858           68,563
Equity investments                                                              11,469           14,219
Property and equipment, net                                                     27,557           22,219
Intangible assets, net                                                         104,051           29,068
Deferred income taxes, less current portion                                     49,147           18,085
Other assets                                                                     2,986            3,032
                                                                             ---------        ---------
                                                                             $ 527,342        $ 416,421
                                                                             =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                   $  37,414        $  30,049
  Deferred revenue                                                              25,430           15,274
                                                                             ---------        ---------
          Total current liabilities                                             62,844           45,323
                                                                             ---------        ---------

Non-current liabilities                                                          4,529            4,111
                                                                             ---------        ---------
Convertible Subordinated Notes                                                 100,000          100,000
                                                                             ---------        ---------

Commitments and contingencies (Note 8)

Minority interest in consolidated subsidiaries                                  14,303           17,414
                                                                             ---------        ---------

Stockholders' equity:
  Preferred stock, $0.001 par value -- 4,000 shares authorized;
     no shares issued or outstanding                                                 -                -
  Common stock, $0.001 par value -- 50,000 shares authorized;
     27,068 and 25,704 shares issued and outstanding, respectively                  27               26
  Common stock in treasury, at cost -- 25 and 882 shares, respectively
                                                                                  (560)         (19,613)
  Paid-in capital                                                              364,127          275,955
  Retained earnings (deficit)                                                       (6)          12,209
  Accumulated other comprehensive income                                           327            1,507
  Unearned stock-based compensation                                            (18,249)         (20,511)
                                                                             ---------        ---------
          Total stockholders' equity                                           345,666          249,573
                                                                             ---------        ---------
                                                                             $ 527,342        $ 416,421
                                                                             =========        =========


          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          ------------------------
                                                                            2000            1999
                                                                          --------        --------
Revenues:
       License and maintenance                                            $ 31,791        $ 36,471
       Services and other                                                   22,773          12,718
                                                                          --------        --------
              Total revenues                                                54,564          49,189
                                                                          --------        --------
Operating expenses:
       License and maintenance (excluding non-cash stock-based
         compensation expense of $126 in 2000)                              12,620          10,717
       Services and other (excluding non-cash stock-based
         compensation expense of $394 in 2000)                              15,048           8,657
       Research and development (excluding non-cash stock-based
         compensation expense of $1,205 in 2000)                            16,222           9,520
       Sales and marketing (excluding non-cash stock-based
         compensation expense of $581 in 2000)                              16,578           9,778
       General and administrative (excluding non-cash stock-based compensation income of $390 in 2000 and acquisition-
         related amortization of $3,965 in 2000 and $2,252 in 1999)          7,784           4,580

       Stock-based compensation                                              1,917              --
       Acquisition-related amortization                                      3,965           2,252
       In-process research and development                                   1,422              --
                                                                          --------        --------
              Total operating expenses                                      75,556          45,504

                 Operating income (loss)                                   (20,992)          3,685

Other income (expense):
Interest and other income, net                                               3,371           1,684
Interest expense                                                            (1,372)         (1,381)
                                                                          --------        --------
              Income (loss) before minority interest in losses of
              consolidated subsidiary and income tax provision (benefit)   (18,993)          3,988
Minority interest in losses of consolidated subsidiary                       2,391              --
Income tax provision (benefit)                                              (4,387)          1,864
                                                                          --------        --------
                   Net income (loss)                                      $(12,215)       $  2,124
                                                                          ========        ========

Earnings per share:
       Basic net income (loss) per common share                           $  (0.47)       $   0.08
                                                                          ========        ========
       Diluted net income (loss) per common share                         $  (0.47)       $   0.08
                                                                          ========        ========


Shares used in computing basic net income (loss) per common share           26,120          25,766
                                                                          ========        ========

Shares used in computing diluted net income (loss) per common share         26,120          26,483
                                                                          ========        ========


          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          --------------------------
                                                                             2000             1999
                                                                          ---------        ---------
Cash flows from operating activities:
    Net income (loss)                                                     $ (12,215)       $   2,124
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Provision for doubtful accounts                                          722              697
       Depreciation and amortization                                          5,658            4,314
       Acquired in-process research and development                           1,422               --
       (Gain) loss on disposals of property and equipment                        (2)             179
       Stock-based compensation expense                                       1,917               --
       Deferred income tax benefit                                           (4,387)              --
       Tax benefit from stock option transactions                            19,022              257
       Minority interest in losses of consolidated subsidiary                (2,391)              --
       Changes in assets and liabilities:
          Trade accounts receivable                                             386            1,442
          Deferred income taxes                                             (19,022)           1,448
          Other assets                                                       (2,228)             485
          Accounts payable and accrued liabilities                            5,794           (3,634)
          Deferred revenue                                                   10,332            1,472
                                                                          ---------        ---------
              Net cash provided by operating activities                       5,008            8,784
                                                                          ---------        ---------

Cash flows from investing activities:
    Net sales (purchases) of investments available for sale                 (32,125)           1,410
    Equity investments                                                       (1,500)          (2,750)
    Acquisitions of property and equipment                                   (7,134)          (5,781)
    Cash acquired in business acquisitions, net of cash paid                  2,263               --
                                                                          ---------        ---------
              Net cash used in investing activities                         (38,496)          (7,121)
                                                                          ---------        ---------

Cash flows from financing activities:
    Net proceeds from issuance of HNC common stock                           20,349            2,047
    Costs incurred related to issuance of Retek common stock                   (243)              --
    Repurchase of HNC common stock for treasury                                  --          (18,779)
    Net proceeds from sales of receivables                                    5,618               --
    Repayment of capital lease obligations                                       --              (56)
                                                                          ---------        ---------
              Net cash provided by (used in) financing activities            25,724          (16,788)
                                                                          ---------        ---------

Effect of exchange rate changes on cash                                        (187)            (242)
                                                                          ---------        ---------
Net decrease in cash and cash equivalents                                    (7,951)         (15,367)
Cash and cash equivalents at beginning of the period                        136,340           54,267
                                                                          ---------        ---------

Cash and cash equivalents at end of the period                            $ 128,389        $  38,900
                                                                          =========        =========


          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                                       COMMON STOCK             TREASURY STOCK          PAID-IN
                                                   SHARES        AMOUNT       SHARES      AMOUNT        CAPITAL
                                                 ---------     ---------    ---------    ---------     ---------
BALANCE AT DECEMBER 31, 1999 .................      25,704     $      26          882    $ (19,613)    $ 275,955
Common stock options exercised ...............         791             1         (791)      17,579         1,064
Common stock issued under ....................                                    (66)       1,474           231
  Employee Stock Purchase Plan ...............          66
Tax benefit from stock option ................
  transactions ...............................                                                            19,022
Unearned stock-based
  compensation expense .......................
Stock-based compensation expense .............                                                              (259)
Retek initial public offering costs ..........                                                              (243)
Common stock issued in business ..............                         -
  acquisitions ...............................         507                                                68,357
Unrealized loss on investments, net of tax ...
Foreign currency translation
  adjustment, net of tax .....................
Net loss .....................................
                                                 ---------     ---------    ---------    ---------     ---------
BALANCE AT MARCH 31, 2000 ....................      27,068     $      27           25    $    (560)    $ 364,127
                                                 =========     =========    =========    =========     =========


                                                              ACCUMULATED
                                                                  OTHER          UNEARNED         TOTAL
                                                  RETAINED    COMPREHENSIVE    STOCK-BASED     STOCKHOLDERS'    COMPREHENSIVE
                                                  EARNINGS    INCOME (LOSS)    COMPENSATION       EQUITY        INCOME (LOSS)
                                                 ---------      ---------       ---------        ---------       ---------
BALANCE AT DECEMBER 31, 1999 ..................  $  12,209      $   1,507       $ (20,511)       $ 249,573
Common stock options exercised ................                                                     18,644
Common stock issued under .....................                                                      1,705
  Employee Stock Purchase Plan ................
Tax benefit from stock option .................                                                     19,022
  transactions ................................
Unearned stock-based
  compensation expense ........................                                        86               86
Stock-based compensation expense ..............                                     2,176            1,917
Retek initial public offering costs ...........                                                       (243)
Common stock issued in business ...............
  acquisitions ................................                                                     68,357
Unrealized loss on investments, net  of tax ...                      (987)                            (987)           (987)
Foreign currency translation
  adjustment, net of tax ......................                      (193)                            (193)           (193)
Net loss ......................................    (12,215)                                        (12,215)        (12,215)
                                                 ---------      ---------       ---------        ---------       ---------
BALANCE AT MARCH 31, 2000 .....................  $      (6)     $     327       $ (18,249)       $ 345,666       $ (13,395)
                                                 =========      =========       =========        =========       =========

          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1--GENERAL

HNC Software Inc.

Headquartered in San Diego, California, we develop, market, and support predictive software solutions for leading service industries. These predictive software solutions employ proprietary neural-network predictive decision engines, profiles, traditional statistical modeling, business models, expert rules and context vector technology to convert existing data and business experiences into meaningful recommendations and actions. We provide innovative predictive software systems in the insurance, financial services, telecommunications, e-business, and retail markets. In this Report, HNC Software Inc. is referred to as "we," "our," and "HNC". Our subsidiary, Retek Inc., is referred to as "Retek".

Basis of Presentation

We have prepared the accompanying interim consolidated financial statements, without audit, in accordance with the instructions to Form 10-Q and, therefore, have not necessarily included all information and footnotes required for audited financial statements.

In our opinion, the accompanying unaudited interim consolidated financial information presented reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position and results of operations. These consolidated financial statements and notes thereto should be read in conjunction with our audited financial statements and notes thereto presented in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999. The interim financial information contained in this Report is not necessarily indicative of the results to be expected for any other interim period or for an entire fiscal year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year balances have been reclassified to conform to the current presentation.

Sales of Receivables

From time to time, we enter into agreements to sell an undivided interest in specifically identified trade accounts receivable. We generally sell these trade accounts receivables at a discount to a bank, based upon defined short-term market rates. Uncollected receivables that have been sold are not included in our trade accounts receivables balance on our consolidated balance sheet. In the quarter ended March 31, 2000, we sold $5,618 of receivables, representing approximately 8% of our total cash collected from customers during the quarter. We did not sell any receivables during the first quarter of 1999. Expenses related to receivables sold were $30 during the first quarter of 2000 and are included in interest expense in our consolidated statement of operations.

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

                                HNC SOFTWARE INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101, which provides additional guidance in applying generally accepted accounting principles for the recognition and reporting of revenue for certain transactions that existing accounting rules do not specifically address. An amendment in March 2000 delayed SAB 101's effective date until the second quarter of 2000. We are currently evaluating the impact, if any, that SAB 101 may have on our consolidated financial statements.

In January 2000, the Financial Accounting Standards Board's Emerging Issues Task Force published Issue No. 00-2 "Accounting for Web Site Development Costs", or EITF 00-2. EITF 00-2 applies the guidance given in the American Institute of Certified Public Accountants's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", or SOP 98-1, to Web site development costs. Under SOP 98-1, software development costs, consisting of internally developed software and Web site development costs, include internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation to hardware and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. The estimated useful lives are based on planned or expected significant modification or replacement of software applications, in response to the rapid rate of change in the internet industry and technology in general. Adoption of EITF 00-2 is required for the third quarter of 2000. We have not yet determined the impact of the adoption of this new accounting standard on our consolidated financial position, results of operations or disclosures.

NOTE 2--INITIAL PUBLIC OFFERING OF RETEK INC.
On September 10, 1999, Retek filed a registration statement with the Securities and Exchange Commission relating to an initial public offering of Retek's common stock. The offering was consummated in November 1999. The number of shares sold in the offering were 6,325 shares of Retek's common stock, all of which were sold by Retek. Prior to the offering, we transferred to Retek all of the shares of our wholly owned subsidiary, Retek Information Systems, Inc. We now own approximately 86% of the outstanding shares of Retek common stock. We informed Retek that, after the completion of Retek's initial public offering, it is our current intention to distribute pro rata to our stockholders, as a dividend, shares of Retek common stock, subject to the satisfaction and fulfillment of several conditions, including but not limited to the approval of our board of directors and receipt of a written ruling from the Internal Revenue Service that the distribution qualifies for tax-free treatment under Section 355 of the Internal Revenue Code. However, we have no obligation to carry out, declare, or pay such distribution and dividend of shares of Retek stock; and, if the distribution is carried out, we will determine the timing, structure and terms of the distribution.

NOTE 3--ACQUISITIONS
In March 2000, we acquired all of the outstanding stock and other securities of Onyx Technologies Inc., or Onyx, in exchange for approximately 383 shares of our common stock, including shares subject to options we assumed, and $1,500 in cash. We applied the purchase method of accounting for the acquisition of Onyx, which resulted in a purchase price of $49,555, including $3,500 which represents our initial 1999 investment in Onyx.

In March 2000, we acquired all of the outstanding stock and other securities of the Center for Adaptive Systems Applications, Inc., or CASA, in exchange for 142 shares of our common stock, 38 of which are in escrow, including shares subject to options and warrants we assumed. These shares are in escrow to secure indemnification obligations of the former CASA stockholders. We applied the purchase method of accounting for the acquisition of CASA, which resulted in a purchase price of $23,756.

In-process research and development expense was $1,400 for the three months ended March 31, 2000. This write-off was related to the acquisition of CASA. CASA is an advanced analytics solutions company that provides account optimization and precision marketing solutions through an ASP delivery platform. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. Prior to 2000, CASA

                                HNC SOFTWARE INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


primarily sold its Adaptive Dynamic Marketing ("ADM") ASP solution to businesses to improve revenue and customer retention. At the time of acquisition, CASA had a number of new technologies under development related to account management algorithms and pricing algorithms.

In March 2000, we acquired all of the outstanding stock and other securities of AIM Solutions, Inc., or AIM, in exchange for 9 shares of our common stock, including shares subject to options we assumed. We applied the purchase method of accounting for the acquisition of AIM, which resulted in a purchase price of $1,656, including $750 which represents our initial 1999 investment in AIM.


The unaudited pro forma results of operations below present the impact on our results of operations as if the Onyx, CASA and AIM acquisitions had occurred on January 1, 1999, instead of on their respective later acquisition dates:

                                                 THREE MONTHS ENDED MARCH 31,
                                ----------------------------------------------------------------
                                            2000                                1999
                                ----------------------------        ----------------------------
                                                   PRO FORMA                          PRO FORMA
                                 HISTORICAL        COMBINED          HISTORICAL       COMBINED
                                 ----------        ---------         ----------       ---------
                                (UNAUDITED)       (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
Total revenues                  $   54,564        $   56,298        $   49,189       $   51,218

Net income (loss)                  (12,215)          (12,381)            2,124            1,965

Basic net income (loss)
per share                       $    (0.47)       $    (0.47)       $     0.08       $     0.08

Diluted net income (loss)
per share                       $    (0.47)       $    (0.47)       $     0.08       $     0.07


NOTE 4--EQUITY INVESTMENTS

In March 2000, Open Solutions Inc., or OSI, completed a private placement of its common stock. We participated in this financing by purchasing 2,146 shares of OSI Series F preferred stock for $9.32 per share in order to maintain our approximately 6% ownership of OSI.

NOTE 5--PER SHARE DATA

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    ------------------------
                                                                      2000            1999
                                                                    --------        --------
                                                                         (in thousands)
        Net income (loss)                                           $(12,215)       $  2,124
                                                                    ========        ========

        Shares used in computing basic net income
             (loss) per common share                                  26,120          25,766

        Weighted average options to purchase common
             stock as determined by application of the
             treasury stock method                                        --             695

        Employee Stock Purchase Plan common stock equivalents             --              22
                                                                    --------        --------

        Shares used in computing diluted net income
             (loss) per common share                                  26,120          26,483
                                                                    ========        ========

                                HNC SOFTWARE INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


The conversion of 2,230 shares of our common stock now issuable upon the conversion of our 4.75% convertible subordinated notes were not used to calculate diluted net income (loss) per common share for the three month periods ended March 31, 2000 and 1999, as their effect would be anti-dilutive.

For the three month period ended March 31, 2000, weighted average options to purchase 2,934 shares of common stock and Employee Stock Purchase Plan common stock equivalents of 24 shares were not included in the computation of diluted net loss per common share, as their effect in the period would be anti-dilutive.


NOTE 6--SEGMENT DATA

Our reportable segments are based upon our method of internal reporting to management, whom view our business by functional market. Our operating segments reflect the way our management team organizes and evaluates internal financial information, in order to make operating decisions and assess performance. Each segment represents a strategic business unit that offers unique products and services to its functional market. Our segments are as follows: the Service Industries Group, which includes our HNC Insurance Solutions segment, or IS, our HNC Financial Solutions segment, or FS, and HNC Telecom Solutions, or TS; eHNC Inc., or eHNC; and Retek Inc., or Retek. IS provides users with the ability to reduce fraud losses and streamline operations in the containment of the medical costs of workers' compensation and automobile accident insurance claims, workers' compensation loss reserving, workers' compensation fraud, managed care effectiveness and provider effectiveness. FS provides transaction-based, real-time fraud detection, authorization and action decisions for applications such as credit card charge authorization and the loan approval decision process. TS provides our telecommunications users with the ability to reduce fraud losses and determine customer profitability. eHNC serves e-businesses by providing products that allow online merchants to maximize customer service capabilities and point-of-sale transactions. Retek offers predictive software solutions that allow retailers to build forecasting and marketing models. For presentation purposes in this Report, our former Aptex entity's historical financial information has been combined with eHNC's. Reflected in our "Other" category are our TS, Advanced Technology Solutions group which primarily provides research and development for the United States government, and any corporate activity.

The table below presents segment data for certain statement of operations line items for the quarters ended March 31, 2000 and 1999.

Segment revenue and operating income (loss), which excludes all non-cash expenses such as stock-based compensation expense, acquisition related amortization, and in-process research and development expenses are as follows:

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                             ---------------------
                                              2000          1999
                                             -------       -------
Segment revenue:
    IS                                       $19,422       $13,649
    FS                                        18,604        14,199
    Other                                      1,222         2,778
                                             -------       -------
        Service Industries Group              39,248        30,626
    eHNC                                       1,352         1,917
    Retek                                     13,964        16,646
                                             -------       -------
            Total consolidated revenue       $54,564       $49,189
                                             =======       =======

                                HNC SOFTWARE INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      ------------------------
                                                                        2000            1999
                                                                      --------        --------
Segment operating income (loss):
    IS                                                                $  3,069        $    705
    FS                                                                   3,684           2,152
    Other                                                               (1,950)           (200)
                                                                      --------        --------
        Service Industries Group                                         4,803           2,657
    eHNC                                                                (3,796)            204
    Retek                                                              (14,695)          3,076
                                                                      --------        --------
            Total segment operating income (loss)                      (13,688)          5,937
    Stock-based compensation                                            (1,917)             --
    Acquisition related amortization                                    (3,965)         (2,252)
    In-process research and development                                 (1,422)             --
                                                                      --------        --------
            Consolidated operating income (loss)                       (20,992)          3,685
    Interest and other income, net                                       3,371           1,684
    Interest expense                                                    (1,372)         (1,381)
    Minority interest in losses of consolidated subsidiary               2,391              --
                                                                      --------        --------
            Income (loss) before income tax provision (benefit)       $(16,602)       $  3,988
                                                                      ========        ========


Corporate assets are primarily comprised of cash, short-term and long-term investments available for sale, deferred tax assets and inter-segment receivables. All tax related assets and liabilities are included within the Corporate line item. Eliminations primarily relate to intercompany payables and investments in subsidiaries.

    Total assets:

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                            --------------------------
                                               2000             1999
                                            ---------        ---------
Total segment assets:
    IS                                      $  42,980        $  25,435
    FS                                        101,770           36,231
    Other                                      56,075            5,854
                                            ---------        ---------
        Service Industries Group              200,825           67,520
    eHNC                                        3,259            8,367
    Retek                                     133,323           31,513
                                            ---------        ---------
            Total segment assets              337,407          107,400
    Corporate                                 331,708          184,562
    Eliminations                             (141,773)         (24,409)
                                            ---------        ---------
            Total consolidated assets       $ 527,342        $ 267,553
                                            =========        =========


NOTE 7--STOCK-BASED COMPENSATION

Net compensation expense related to stock-based awards totaled $1,917 for the first quarter of 2000. This net compensation expense included net compensation income related to stock-based awards of $713, and stock-based compensation expense related to Retek of $2,630.

The compensation income was related to reversals of compensation expense recorded in the fourth quarter of 1999 due to a decrease in the estimated fair values of the options during the quarter. The stock-based awards were granted to non-employees, and were estimated at their fair values using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0.0%, risk-free interest rate of 6.44%, volatility of 100.0%, and an expected life of 7 months according to the vesting date and subsequent exercise period of each option grant, and our stock prices on the various grant dates as well as on March 31, 2000. The unearned stock-based compensation was related to options granted to eHNC employees in the third quarter of 1999. The expense was generated as the

                                HNC SOFTWARE INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


options were granted at an exercise price less than deemed fair value. This expense will be amortized over the option lives.

Retek recorded unearned stock-based compensation amortization expense of $2,630 in the first quarter of 2000. This expense was related to the stock options Retek granted in connection with their initial public offering in the fourth quarter of 1999. The expense was generated as these options were granted at an exercise price less than the deemed fair value.

NOTE 8--CONTINGENCIES

Various claims arising in the course of business, seeking monetary damages and other relief, are pending. The amount of the liability, if any, cannot be determined with certainty; however, in the opinion of management, the ultimate liability will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In November 1998, Nestor filed a complaint against us in the United States District Court for the District of Rhode Island (C.A. No. 98 569). In the complaint, Nestor alleged that we violated the federal Sherman Antitrust Act and the Rhode Island Antitrust Act and tortuously interfered with prospective contractual business relationships of Nestor in connection with our marketing of our Falcon credit card fraud detection product. The complaint also alleged that we infringed United States patents Nos. 4,326,259 and 4,760,604 held by Nestor. Nestor seeks to recover unspecified compensatory damages, treble damages and punitive damages and to obtain injunctive relief arising from these claims. The complaint also sought a declaratory judgment that a United States patent we hold relating to technology used in our Falcon products is invalid and unenforceable due to our alleged inequitable conduct in obtaining this patent, and that Nestor's products do not infringe this patent.

In January 2000, Nestor dropped its claim of patent infringement against us. Our counter-claim that Nestor infringes our patent is still before the court in Rhode Island. The other Nestor claims for antitrust and unfair competition were severed by the court in an earlier ruling and will not be considered until after the trial on the issue of the validity of our patent. We also have claims for patent infringement and unfair competition pending in the United States District Court venued in San Diego against Nestor's distributors Transaction Systems Architects, Inc., or TSAI and ACI Worldwide, Inc., or ACI. In April 2000 we agreed with TSAI and ACI to dismiss our lawsuit against them in order to enable us to commence discussions with them regarding a possible future business relationship. However, no agreements have been reached to date with TSAI or ACI.

We believe that these legal proceedings will not result in a material negative impact on our results of operations, liquidity or financial condition.

NOTE 9--SUBSEQUENT EVENTS

In April 2000, we acquired Celerity Technologies Inc., or Celerity. We acquired all of the outstanding stock of Celerity in exchange for 220 shares of our common stock and $2,400 in cash. We are using the purchase method of accounting for our acquisition of Celerity, and anticipate a significant portion of the purchase price will be allocated to goodwill and other intangible assets. We also anticipate taking a charge related to in-process research and development costs related to the acquisition in the quarter ended June 30, 2000.

During April 2000, we repurchased 250 shares of our outstanding common stock for our treasury at an aggregate purchase price of $18,616.

On May 10, 2000, Retek completed its acquisition of HighTouch Technologies, Inc., or HighTouch, a provider of real-time transaction management and customer service solutions that support multi-channel customer interactions. HighTouch owns certain direct consumer management technologies that Retek has incorporated into its Retek Retail CRM, an enterprise-level customer interaction system. In connection with the purchase of HighTouch, Retek paid $18,000 in cash and issued approximately 389,057 shares of its common stock to the former sole shareholder of HighTouch. This transaction will be accounted for under the purchase method of accounting. Accordingly, the purchase price will be allocated

                                HNC SOFTWARE INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


to the estimated fair value of assets acquired, liabilities assumed and purchased in-process research and development.

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

Although forward-looking statements in this Report reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known to us and might change if future factual circumstances change. Consequently, all forward-looking statements have inherent risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to differences in results and outcomes include without limitation whether we are successful in integrating new businesses we have recently acquired, decisions we make regarding future strategic directions of our business units, whether we are successful in transitioning many of our products to solutions based on the application service provider, or ASP, business model, whether we distribute our stock holdings in Retek to our stockholders, as well as those factors discussed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999, or 1999 Annual Report, and this Report should be read in conjunction with our 1999 Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made in this Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Our business is currently organized as follows: the Service Industries Group, which includes the HNC Insurance Solutions segment, or IS, the HNC Financial Solutions segment, or FS, and the HNC Telecom Solutions, or TS; eHNC Inc., or eHNC; and Retek Inc., or Retek.

-       SERVICE INDUSTRIES
        Group Our Service Industries Group delivers predictive solutions and services that automate key decision functions for customers in the insurance, financial services and telecommunications markets. Most of our predictive solutions address customer relationship management, or CRM, issues to optimize interactions with customers over the life-cycle of the customer relationship, including customer acquisition, account management, customer service, marketing and risk management.

         INSURANCE SOLUTIONS
         IS develops software solutions for the insurance industry that are designed to add value to its customers' businesses through cost reduction and improved management of risks. Customers in this segment include insurance carriers, third-party administrators, managed care organizations, preferred provider organizations, insurance industry trade groups, brokers, and other service organizations. Our current product offerings are targeted to the workers' compensation and

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

         automobile segments of the property and casualty insurance market, as well as the group health segment of the insurance market.

         FINANCIAL SOLUTIONS
         FS provides a suite of Predictive CRM products that addresses the customer-lifecycle management needs of banks and other financial institutions.

         TELECOM SOLUTIONS
         TS provides solutions designed to help telecommunications carriers acquire more customers and enhance relationships with existing customers in order to retain customers for longer periods.

-       eHNC
        eHNC helps online merchants and merchant service providers increase sales and minimize risks through an Applications Service Provider, or ASP, product delivery model. eHNC's solutions analyze electronic interactions with consumers, and help online merchants manage risk and understand, forecast and recommend critical next steps in each consumer relationship. For presentation purposes in this Report, our former Aptex subsidiary's historical financial information has been combined with eHNC's.

-       RETEK
        Retek completed its initial public offering in November of 1999 and, as of March 31, 2000, we owned approximately 86% of Retek's outstanding common stock. Retek provides Internet-based, business-to-business software solutions for retailers and their trading partners, including retail.com, an electronic commerce network that connects retailers to members of their supply chain. Retek also provides a suite of software solutions that address the particular needs of retailers.

Our revenues and operating results have varied significantly in the past and may do so in the future. Factors affecting our revenues and operating results include: the degree of market acceptance of our products; the relatively large size and small number of customer orders that may be received during a given period; customer cancellation of long-term contracts yielding recurring revenues or customers' ceasing their use of our products for which our fees are based on customer useage; the length of our products' sales cycle; our ability to successfully develop, introduce and market new products and product enhancements; the timing of new product announcements and introductions by us and our competitors; changes in the mix of our distribution channels; changes in the level of our operating expenses; our ability to achieve progress on percentage-of-completion contracts; our success in completing pilot product installations for contracted fees; competitive conditions in the industry; domestic and international economic conditions; and market conditions in our targeted markets. In addition, license agreements we enter into during a given quarter may not meet our revenue recognition criteria, and thus may not produce revenue in that quarter. Therefore, even if we meet or exceed our forecast of aggregate licensing and other contracting activity, it is possible that our revenues would not meet our expectations or those of securities analysts. Furthermore, our operating results may be affected by other factors unique to our product lines. For example, in the past we have, through our Retek subsidiary, derived a substantial portion of our revenues from our retail products, which generally have been priced as "perpetual" license transactions in which we receive a one-time license fee, most of which is typically recognized as revenue upon signing and delivery. Thus, failure to sign a significant perpetual license in the quarter it was anticipated to be signed could result in a material shortfall of revenue for that quarter.

Beginning in the fourth quarter of 1999, Retek began to enter into their software licensing agreements with revised terms for the majority of their software sold, and this is expected to continue going forward. Revenue from the sale of software licenses and technical advisory services under these agreements will be recognized as the services are performed over the contract period, which we generally expect to be 12 to 24 months, as determined by the customers' objectives. As Retek begins to recognize license and service revenues over a period of time, rather than upon delivery of their products, they will recognize significantly less revenue and their associated margins will be lower for several quarters as compared to their prior quarters, and they will incur operating losses during these periods. In the past, we recognized many of these perpetual license agreements as revenue according to the revenue recognition criteria set

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


forth in the Statement of Position 97-2 "Software Revenue Recognition", and related pronouncements. Failure to complete a perpetual license transaction during a fiscal quarter would preclude us from recognizing revenue from that transaction in that quarter, and thus would harm our operating results for that quarter.

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

                              RESULTS OF OPERATIONS

REVENUES
Our revenues are comprised of license and maintenance revenues and services and other revenues. Our revenues for the three months ended March 31, 2000 were $54.6 million, an increase of 11.0% over revenues of $49.2 million for the same period in the prior year.

LICENSE AND MAINTENANCE REVENUES. We recognize license and maintenance revenues in several different ways, depending on the terms on which the software and maintenance are provided. Revenue from periodic software license and maintenance agreements is generally recognized ratably over the respective license periods. Revenue from short-term periodic software license and maintenance agreements, with guaranteed minimum license fees, is recognized as related services are performed. Transaction-based fees are recognized as revenue based on system usage or when fees based on system usage exceed the monthly minimum license fees. Revenue from perpetual licenses of our software for which there are no significant continuing obligations and collection of the related receivables is probable is recognized on delivery of the software and acceptance by the customer. Amounts received under contracts in advance of performance are recorded as deferred revenue and are generally recognized within one year from receipt.

License and maintenance revenues were $31.8 million for the first quarter in 2000, a decrease of 12.9% from $36.5 million for the first quarter in 1999. This $4.7 million decrease from the prior year quarter was driven by a $5.2 million decrease at Retek, and offset by an increase of $0.8 million at our Service Industries Group. The decrease in our Retek segment's license and maintenance revenues from the first quarter in 1999 to the first quarter in 2000 as Retek's contracts generally include revised terms, resulting in revenue being recognized over a number of quarters rather than upon delivery. For further discussion of the decrease in Retek's license and maintenance revenues, see page 33. Our recurring license and maintenance revenues, as a percentage of total license and maintenance revenues, increased to 82.6% in the first quarter of 2000, up from 65.5% for the same period in 1999.

Within our Service Industries Group, our IS segment license and maintenance revenues decreased 3.3% from the first quarter in 1999 to the first quarter in 2000, offset primarily by a 26.1% increase at our FS segment. The decrease in the first quarter of 2000 at our IS segment resulted in part from IS's transfer of customer contracts for the CompCompare and ProviderCompare products to a third party under a master license agreement signed in the third quarter of 1999, under which we no longer receive license and maintenance fees from the transferred contracts and instead receive royalty fees which are classified as services and other. Contributing to the decrease was a decrease in PPO revenues as a result of industry consolidations and increasing price competition. These were offset in part by the addition of new customers. The increase at our FS segment is primarily due to increases in sales of our Falcon and ProfitMax products.

SERVICES AND OTHER REVENUES. Services and other revenues are comprised of installation and implementation revenues, service bureau operations revenues and revenues which are derived from

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


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

Service bureau fees are derived from review of and re-pricing of customers' medical bills and are assessed to customers on the basis of volume of bills processed. Service bureau customers typically subscribe for services under month-to-month agreements and service bureau fees are recognized as revenue when the processing services are performed.

Services and other revenues increased 79.5% from the first quarter in 1999 to the first quarter in 2000, from $12.7 million to $22.8 million. This $10.1 million increase from the prior year quarter was driven primarily by a $7.8 million increase at our Service Industries Group and a $2.5 million increase at Retek.

Within our Service Industries Group, our IS segment services and other revenues increased $6.2 million, or 350.6%, from the first quarter in 1999 to the first quarter in 2000. Of this increase, $4.2 million is related to the ramp-up to full scale service bureau operations for a primary customer. The remaining increase of $2.0 million is primarily due to growth in our service bureau customer base at IS. Our FS segment services and other revenues increased $1.9 million, or 41.7%, from the first quarter in 1999 to the first quarter in 2000. The increase at FS was primarily related to a higher volume of Capstone implementations.

For discussion of the increase in Retek's services and other revenues, see page 33.

GROSS MARGIN
LICENSE AND MAINTENANCE GROSS MARGIN. License and maintenance costs primarily represent our expenses for personnel engaged in customer support, travel to customer sites and documentation materials. Our gross margins on license and maintenance revenues decreased 10.3% from the first quarter in 1999 to the first quarter in 2000, from 70.6% to 60.3%, respectively. This decrease was driven by a 50.0% decrease at Retek, and was offset by an increase of 5.7% at our Service Industries Group.

Within our Service Industries Group from the first quarter of 1999 to the first quarter of 2000, license and maintenance gross margin from our IS segment increased 10.0%, while gross margin from our FS segment remained flat. IS gross margins increased quarter over quarter due to reductions in PPO access fees and the re-alignment of resources.

For discussion of Retek's license and maintenance cost of revenues, see page 33.

SERVICES AND OTHER GROSS MARGIN. Services and other expenses consist of personnel and other expenses associated with providing installation and implementation services and performing development, consulting, and research and development contracts, and the costs associated with service bureau operations. Our gross margin on services and other revenues increased by 2.0%, to 33.9% for the first quarter of 2000 from 31.9% for the first quarter of 1999. The increase in our services and other gross margin was driven by a 15.4% increase for our Service Industries Group, and was offset by a 17.7% decrease at Retek.

Within our Service Industries Group, services and other gross margin from our IS segment improved 44.0% from the first quarter of 1999 to the first quarter of 2000, while gross margin from our FS segment remained flat. Our IS segment's gross margins increased quarter over quarter primarily because of improved efficiencies in their service bureau operations.

For discussion of Retek's services and other cost of revenues, see page 34.

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESEARCH AND DEVELOPMENT EXPENSE
Research and development expenses consist primarily of salaries and other personnel-related expenses, subcontracted development services, depreciation for development equipment, and supplies. Research and development expenses increased $6.7 million or 70.5%, to $16.2 million in the first quarter of 2000 from $9.5 million in the first quarter of 1999.

Research and development expenses from the Service Industries Group increased to $6.8 million in the first quarter of 2000 from $4.9 million in the first quarter of 1999. Research and development expenses from our Insurance Solutions segment increased to $2.5 million in the first quarter of 2000 from $1.8 million in the first quarter of 1999. Research and development expenses from our Financial Solutions segment increased to $3.2 million in the first quarter of 2000 from $2.5 million in the first quarter of 1999. The increases in absolute dollars quarter over quarter were attributable to increases in staffing and related costs to support new product development activities primarily for our CompAdvisor, Capstone, Falcon, and ASP product-delivery products. We anticipate that research and development expenses will increase in dollar amount and could increase as a percentage of total revenues for the foreseeable future.

For a discussion of Retek's research and development expense see page 34.

SALES AND MARKETING EXPENSE
Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel, entertainment and promotional expenses. Sales and marketing expenses increased 69.4% to $16.6 million in the first quarter of 2000, from $9.8 million in the first quarter of 1999. This increase was primarily driven by a 127.2% increase at Retek, and by a 10.9% increase from the Service Industries Group.

Within our Service Industries Group, sales and marketing expense increased, 99.8% at our IS segment, and decreased by 6.4% at our FS segment. The increases in IS sales and marketing expenses were due primarily to increases in staffing related to the expansion of IS's direct sales and marketing staff. Contributing to the increases were increased expenses for trade shows, advertising, corporate marketing programs and other expenses to support recently acquired businesses. The decrease FS experienced during the first quarter in 2000, was related to the timing of various marketing efforts. We expect sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future. These expenses could also increase as a percentage of total revenues as we continue to develop a direct sales force in Europe and other international markets, expand our domestic sales and marketing organization and increase the breadth of our product lines.

For a discussion of Retek's sales and marketing expenses see page 34.

GENERAL AND ADMINISTRATIVE EXPENSE
General and administrative expenses consist primarily of personnel costs for finance, contract administration, human resources and general management, as well as acquisition, insurance and professional services expenses. General and administrative expenses increased 69.6%, to $7.8 million in the first quarter of 2000, from $4.6 million in the first quarter of 1999. This increase was primarily driven by Retek, and related to increased staffing and related expenses, including recruiting costs, to support higher levels of sales and development activity, resulting in part from our recent acquisitions and to support Retek's status as a public company. Our Service Industries Group's general and administrative expense remained essentially flat quarter over quarter.

For a discussion of Retek's general and administrative expenses see page 34.

STOCK-BASED COMPENSATION EXPENSE
We recognized $1.9 million of stock-based compensation expense related to stock-based compensation agreements, calculated at fair value. This net expense consisted of approximately $2.6 million of stock-based compensation expense for Retek, offset by approximately $0.7 million of stock-based

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


compensation income for our Service Industries Group and eHNC in the first quarter of 2000. Stock-based awards issued to non-employees are accounted for using a fair value method and are marked to fair value at each period end until the earlier of the date the performance by the non-employee is complete or the awards are fully vested.
See Note 7 to the financial statements in this Report for further discussion.

For a discussion of Retek's stock-based compensation expense see page 35.

ACQUISITION-RELATED AMORTIZATION EXPENSE
Acquisition-related amortization expense was $4.0 million in the first quarter of 2000, compared to $2.3 million in the first quarter of 1999. These expenses represent the amortization of intangible assets purchased in conjunction with our acquisitions of AIM, CASA and Onyx in the first quarter of 2000, WebTrak in 1999, and our acquisitions of Practical Control Systems Technologies, Inc. or PCS, FTI (now HNC Financials Solutions, Inc.) and the Advanced Telecommunications Abuse Control System, or ATACS product line assets during 1998. The average amortization period and useful life for these intangible assets is approximately 3.5 years.

For a discussion of Retek's acquisition related amortization expense see page
35.

IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE
In-process research and development expense was $1.4 million for the three months ended March 31, 2000. This write-off was related to the acquisition of CASA.

CASA is an advanced analytics solutions company that provides account optimization and precision marketing solutions through an ASP delivery platform. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. Prior to 2000, CASA primarily sold its Adaptive Dynamic Marketing ("ADM") ASP solution to businesses to improve revenue and customer retention. At the time of acquisition, CASA had a number of new technologies under development related to account management algorithms and pricing algorithms. These in-process R&D projects were estimated to achieve technological feasibility in the second quarter of 2000.

We used an independent appraisal firm to assist us with our valuation of the fair market value of the purchased assets of CASA. Fair market value is defined as the estimated amount at which an asset might be expected to be exchanged between a willing buyer and willing seller assuming the buyer continues to use the assets in its current operations. The in-process R&D projects were valued through the use of a discounted cash flow analysis, taking into account projected future cash flows associated with these projects once they achieve technological feasibility, their stage of completion as of the acquisition date, and the expected return requirements (i.e. discount rate) for present valuing of the projected cash flows. Stage of completion was estimated by considering time, cost, and complexity of tasks completed prior to the acquisition as a percentage of total time, cost and effort required for the total project up to achieving technological feasibility.

With respect to the projected financial information provided to the appraiser, CASA prepared a detailed set of projections forecasting revenue from the new algorithms as well as gross profit and operating profit margins. These projections were made based on an assessment of customer needs and the expected pricing and cost structure.

With respect to the discount rates used in the valuation approach, the incomplete technology represents a mix of near and mid-term prospects for the business and imparts a level of uncertainty to its prospects. A reasonable expectation of return on the incomplete technology would be higher than that of completed technology due to these inherent risks. As a result, the earnings associated with incomplete technology were discounted at a rate of 27% based upon the following methodology:

The Capital Asset Pricing Model was used to determine the cost of equity. It combines a risk free rate of return with an equity risk premium multiplied by a factor, referred to as Beta, which is based on the

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


performance of common stock prices of similar publicly traded companies. Employing these data, the discount rate attributable to the business was 22%, which was used for valuing completed technology. Since incomplete technology would require a higher return than completed technology, the valuation report prepared by the Company's appraiser used a rate of 27% to present value cash flows (in excess of a return on other assets of the business) attributable to in-process research and development projects.

The CASA in-process research and development projects continue to progress, in all material respects, consistently with our original assumptions that were provided to the independent appraiser and used to value the in-process research and development.

These statements regarding revenues and expenses are forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those anticipated. Our inability to complete the in-process technologies within the expected timeframes could materially impact future revenues and earnings, which could have a material adverse effect on our business, financial condition and results of operations.

OPERATING INCOME (LOSS)
The above factors resulted in operating loss of $21.0 million in the first quarter of 2000, constituting 38.5% of total revenues in the same period, and operating income of $3.7 million in the first quarter of 1999, constituting 7.5% of total revenues in the same period.

OTHER INCOME (EXPENSE)
Other income for the first quarter of 2000 was $2.0 million, compared to other income of $0.3 million in the first quarter of 1999. Other income is comprised primarily of interest income earned on cash and investment balances, net of interest expense related to the 4.75% Convertible Subordinated Notes due 2003. This increase in other income was attributable primarily to an increase in interest income as a result of higher cash and investment balances. The higher cash and investment balances are related to cash proceeds from: $18.6 million in stock options exercised, $5.6 million from the sale of receivables, and $2.3 million of net cash acquired in conjunction with the acquisitions of AIM, CASA, and Onyx.

INCOME TAXES
The income tax benefit was $4.4 million in the first quarter of 2000, compared to an income tax expense of $1.9 million in the first quarter of 1999. The income tax benefit for the first quarter of 2000 includes the effects of: non-deductible, one-time write-offs of in-process research and development related to the purchases of AIM, CASA and Onyx; Retek minority interest; stock-based compensation expense; and non-deductible acquisition related amortization expense. The income tax expense for the first quarter of 1999 includes non-deductible acquisition related amortization expense. These provisions are based on our estimates of the effective tax rates during those respective full fiscal years.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5.0 million in the first quarter of 2000, compared to $8.8 million in the first quarter of 1999. Net cash provided by operating activities in 2000 was primarily attributable to $9.7 million of net cash flow provided by operations, offset by $4.7 million of net working capital requirements. The change in cash flows from operations primarily reflects the increase in net income before non-cash items. The net working capital requirements primarily reflect increases of $19.0 million deferred income taxes that were primarily offset by an increase of $10.3 million deferred revenue.

Net cash used in investing activities was $38.5 million in the first quarter of 2000, compared to $7.1 million in the first quarter of 1999. Net cash used for purchases, sales and maturities of investments during the first quarter in 2000 was $32.1 million. Contributing to net cash used in investing activities was $7.1 million expended for the purchase of property and equipment. We received $4.2 million in cash, offset by $1.9 million in cash paid, as a result of our acquisitions of AIM, CASA and ONYX.

Net cash provided by financing activities was $25.7 million in the first quarter of 2000, compared to $16.8 million of cash used in financing activities in the first quarter of 1999. In 2000, the net proceeds from the

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


issuance of HNC and Retek common stock provided $20.1 million, and the sales of receivables provided $5.6 million.

As of March 31, 2000, we had $256.6 million in cash, cash equivalents and investments available for sale. We believe that our current cash, cash equivalents and investments available for sale balances, borrowings under our credit facility and net cash provided by operating activities, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We expect to continue making significant investments in capital assets, including computer equipment and building improvements, during 2000. We intend to invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities. A portion of our cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies or data. The proceeds from the Notes will continue to be used for general corporate purposes, including working capital and possibly to acquire complementary businesses, products or technologies. From time to time, in the ordinary course of business, we evaluate potential acquisitions of businesses, products, technologies or data.

During April 2000, we repurchased 250 shares of our outstanding common stock for our treasury at an aggregate purchase price of $18,616.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101, which provides additional guidance in applying generally accepted accounting principles for the recognition and reporting of revenue for certain transactions that existing accounting rules do not specifically address. An amendment in March 2000 delayed SAB 101's effective date until the second quarter of 2000. We are currently evaluating the impact, if any, that SAB 101 may have on our consolidated financial statements.

In January 200, the Financial Accounting Standards Board's Emerging Issues Task Force published Issue No. 00-2 "Accounting for Web Site Development Costs", or EITF 00-2. EITF 00-2 applies the guidance given in the American Institute of Certified Public Accountants's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", or SOP 98-1, to Web site development costs. Under SOP 98-1, software development costs, consisting of internally developed

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


software and Web site development costs, include internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation to hardware and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. The estimated useful lives are based on planned or expected significant modification or replacement of software applications, in response to the rapid rate of change in the internet industry and technology in general. Adoption of EITF 00-2 is required for the third quarter of 2000. We have not yet determined the impact of the adoption of this new accounting standard on our consolidated financial position, results of operations or disclosures.

                                   RETEK INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                     ASSETS

                                                              MARCH 31,       DECEMBER 31,
                                                                 2000             1999
                                                              ---------        ---------
                                                             (unaudited)
Current assets:
  Cash and cash equivalents                                   $  61,891        $  83,680
  Short-term investments available for sale - debt                2,000               --
  Trade accounts receivable, net                                 22,505           24,383
  Current portion of deferred income taxes                        1,589           11,177
  Other current assets                                            6,606            5,560
                                                              ---------        ---------
          Total current assets                                   94,591          124,800
                                                              ---------        ---------
Property and equipment, net                                      12,133            8,291
Intangible assets, net                                            8,233            8,958
Deferred income taxes, less current portion                      30,668           12,151
Other assets                                                         41               33
                                                              ---------        ---------
                                                              $ 145,666        $ 154,233
                                                              =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $   4,998        $   5,946
  Accrued liabilities                                             7,932            3,030
  Deferred revenue                                               14,233            5,883
  Payable to HNC Software Inc.                                       80           15,399
                                                              ---------        ---------
          Total current liabilities                              27,243           30,258
                                                              ---------        ---------

Deferred revenue, net of current portion                            381               --
                                                              ---------        ---------
          Total liabilities                                      27,624           30,258
                                                              ---------        ---------

Stockholders' equity:
 Preferred stock, $0.01 par value -- 5,000 shares
     authorized; no shares issued and outstanding;                   --               --
 Common stock, $0.01 par value -- 150,000 and 1
     share authorized; 46,503 shares and 1 share issued             465
                                                                                     465
  Paid-in capital                                               142,998          140,089
  Unearned stock-based compensation                             (17,348)         (19,978)
  Accumulated other comprehensive loss                             (768)
                                                                                    (582)
  Retained earnings (deficit)                                    (7,305)           3,981
                                                              ---------        ---------
          Total stockholders' equity                            118,042          123,975
                                                              ---------        ---------
                                                              $ 145,666        $ 154,233
                                                              =========        =========

          See accompanying notes to consolidated financial statements.

                                   RETEK INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                          ------------------------
                                                                            2000            1999
                                                                          --------        --------
Revenues:
       License and maintenance                                            $  6,430        $ 11,658
       Services and other                                                    7,534           4,989
                                                                          --------        --------
              Total revenues                                                13,964          16,647

                                                                          --------        --------
Operating expenses:
       License and maintenance (net of non-cash stock-based
         compensation expense of $122 in 2000)                               4,168           1,404
       Services and other (net of non-cash stock-based
         compensation expense of $394 in 2000)                               5,509           2,885
                                                                          --------        --------
              Total cost of revenues                                         9,677           4,289
                                                                          --------        --------

                 Gross profit                                                4,287          12,358

       Research and development (net of non-cash stock-based
         compensation expense of $1,291 in 2000)                             8,008           4,277
       Sales and marketing (net of non-cash stock-based
         compensation expense of $575 in 2000)                               8,671           3,818
       General and administrative (net of non-cash stock-based
         compensation income of $248 in 2000 and acquisition-
         related amortization of $779 in 2000 and $258 in 1999)              2,303           1,188
       Amortization of stock-based compensation                              2,630              --

       Acquisition-related amortization of intangibles                         779             258
                                                                          --------        --------
              Total operating expenses                                      22,391           9,541

                  Operating (loss) income                                  (18,104)          2,817

Other income, net                                                            1,042              16
                                                                          --------        --------
              Income (loss) before income tax provision (benefit)          (17,062)          2,833
Income tax provision (benefit)                                              (5,776)          1,145
                                                                          --------        --------
                   Net income (loss)                                      $(11,286)       $  1,688
                                                                          ========        ========

Earnings per share:
       Basic net income (loss) per common share                           $  (0.24)
                                                                          ========
       Diluted net income (loss) per common share                         $  (0.24)
                                                                          ========
       Pro forma unaudited basic net income per common share                              $   0.04
                                                                                          ========


Shares used in computing basic net income (loss) per common share           46,503
                                                                          ========

Shares used in computing diluted net income (loss) per common share         46,503
                                                                          ========

Shares used in computing pro forma  unaudited basic net income per
       common share                                                                         40,000
                                                                                          ========


          See accompanying notes to consolidated financial statements.

                                   RETEK INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          2000            1999
                                                                        --------        --------
Cash flows from operating activities:
     Net (loss) income                                                  $(11,286)       $  1,688
     Adjustments to reconcile net (loss) income to net cash
          provided by operating activities:
     Provision for doubtful accounts                                         149             270
     Depreciation and amortization expense                                 1,587             873
     Amortization of stock-based compensation                              2,630              --
     Deferred income tax benefit                                          (8,929)            (43)
     Tax benefit from stock option transactions                            3,153              --
     Changes in assets and liabilities:
          Accounts receivable                                              1,729          (2,396)
          Other assets                                                    (1,047)          2,223
          Accounts payable                                                  (948)         (1,124)
          Accrued liabilities                                              4,903          (1,020)
          Deferred revenue                                                 8,732             617
                                                                        --------        --------
              Net cash provided by operating activities                      673           1,088
                                                                        --------        --------

Cash flows from investing activities:
     Net purchases of investments available for sale                      (2,000)             --
     Acquisitions of property and equipment                               (4,714)         (1,916)
                                                                        --------        --------
              Net cash used in investing Activities                       (6,714)         (1,916)
                                                                        --------        --------

Cash flows from financing activities:
     Costs incurred related to issuance of common stock
                                                                            (243)             --
     Borrowings from HNC Software Inc                                         80          14,440
     Repayments to HNC Software Inc                                      (15,399)        (12,269)
                                                                        --------        --------
              Net cash provided by (used in) financing activities        (15,562)          2,171
                                                                        --------        --------

  Effect of exchange rate changes on cash                                   (186)           (223)
                                                                        --------        --------
  Net increase (decrease) in cash and cash equivalents                   (21,789)          1,120
  Cash and cash equivalents at beginning of period                        83,680             415
                                                                        --------        --------
  Cash and cash equivalents at end of period                            $ 61,891        $  1,535
                                                                        ========        ========


          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                 (in thousands)
                                   (unaudited)

                                                                                                                 ACCUMULATED
                                                                                                  UNEARNED           OTHER
                                                   COMMON STOCK                 PAID-IN         STOCK-BASED      COMPREHENSIVE
                                             SHARES            AMOUNT           CAPITAL         COMPENSATION     INCOME (LOSS)
                                           ---------         ---------         ---------        ------------     -------------
BALANCE AT DECEMBER 31, 1999 ......           46,503         $     465         $ 140,089         $ (19,978)        $    (582)
Tax benefit from HNC Software
  Inc. stock options ..............                                                3,152
Common stock issuance costs .......                                                 (243)
Amortization of stock-based
  compensation ....................                                                                  2,630
Foreign currency translation
  Adjustment ......................                                                                                     (186)
Net loss ..........................
                                           ---------         ---------         ---------         ---------         ---------
BALANCE AT MARCH 31, 2000 .........           46,503         $     465         $ 142,998         $ (17,348)        $    (768)
                                           =========         =========         =========         =========         =========


                                                              TOTAL
                                           RETAINED        STOCKHOLDERS'    COMPREHENSIVE
                                           EARNINGS           EQUITY         INCOME (LOSS)
                                           ---------       -------------    --------------
BALANCE AT DECEMBER 31, 1999 ......        $   3,981         $ 123,975
Tax benefit from HNC Software
  Inc. stock options ..............                              3,152
Common stock issuance costs .......                               (243)
Amortization of stock-based
  compensation ....................                              2,630
Foreign currency translation
  Adjustment ......................                               (186)       $    (186)
Net loss ..........................          (11,286)          (11,286)         (11,286)
                                           ---------         ---------        ---------
BALANCE AT MARCH 31, 2000 .........        $  (7,305)        $ 118,042        $ (11,472)
                                           =========         =========        =========


          See accompanying notes to consolidated financial statements.

                                   RETEK INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION

The Company

Retek Inc. and its wholly owned subsidiaries, Retek Information Systems, Inc. and WebTrak Limited ("Retek" or the "Company") develop Internet based business-to-business commerce networks, warehouse management software solutions, and market and support management decision software products for retailers and their trading partners. The Internet based business-to-business commerce networks provide retailers a single point of access for all members of the retail supply chain. Additional solutions offered through the retail.com portal provide a collaborative approach to traditional retail challenges. These solutions are designed to increase efficiencies by sharing data among retailers and their trading partners, effectively shortening their supply chains. The predictive software solutions employ proprietary neural-network predictive decision engines, profiles, traditional statistical modeling, business models, expert rules and context vectors to convert existing data and business experiences into meaningful recommendations and actions. The Company is headquartered in Minneapolis, Minnesota.

Basis of Presentation

We have prepared the accompanying interim condensed consolidated financial statements, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of our financial position, results of operations and cash flows in accordance with generally accepted accounting principles.

In our opinion, the accompanying unaudited financial information for interim periods presented reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. These condensed consolidated financial statements and notes thereto should be read in conjunction with our audited financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The interim financial information contained in this Report is not necessarily indicative of the results to be expected for any other interim period or for an entire fiscal year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year balances have been reclassified to conform to the current presentation.

Revenue Recognition

The Company recognizes software license revenue upon meeting each of the following criteria: execution of a license agreement or contract; delivery of software; the license fee is fixed and determinable; collectibility of the proceeds is assessed as being probable; and vendor specific objective evidence exists to allocate the total fee to elements of the arrangement. Vendor-specific objective evidence is based on the price charged when an element is sold separately, or if not yet sold separately, is established by authorized management. Starting in the fourth quarter of 1999, we revised the terms of the software licensing agreements for the majority of our software products sold. Under these terms, we will provide technical advisory services after the delivery of our products to help our customers exploit the full value and functionality of our products. Revenue from the sale of software licenses under these agreements is recognized over the period that the technical advisory services are performed. For sales made through distributors, resellers and original equipment manufacturers, we recognize revenue at the time these partners report to us that they have sold the software to the end user and all revenue recognition criteria have been met. Service revenue includes maintenance revenue, which is deferred and recognized ratably over the maintenance period, and revenue from consulting and training services, which is recognized as services are performed. Consulting services are customarily billed at a fixed daily rate plus out-of-pocket expenses.

                                   RETEK INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


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

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of FAS 133 is not expected to have a significant impact on our consolidated financial position or results of operations.

In January 200, the Financial Accounting Standards Board's Emerging Issues Task Force published Issue No. 00-2 "Accounting for Web Site Development Costs", or EITF 00-2. EITF 00-2 applies the guidance given in the American Institute of Certified Public Accountants's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", or SOP 98-1, to Web site development costs. Under SOP 98-1, software development costs, consisting of internally developed software and Web site development costs, include internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation to hardware and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. The estimated useful lives are based on planned or expected significant modification or replacement of software applications, in response to the rapid rate of change in the internet industry and technology in general. Adoption of EITF 00-2 is required for the third quarter of 2000. We have not yet determined the impact of the adoption of this new accounting standard on our consolidated financial position, results of operations or disclosures.

NOTE 2 -- PER SHARE DATA
Basic net loss per share is calculated by dividing net loss by the weighted average of common shares outstanding during the period. Net income per share, assuming dilution is calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. Our only common stock equivalents are those that result from dilutive common stock options. The calculation of dilutive earnings per share for the three months March 31, 2000 and 1999 is applicable as a net loss was realized. Share used in the computations for the three months ended March 31, 2000 and 1999 are as follows:

                                                                   Three Months Ended
                                                                        March 31,
                                                                  --------------------
                                                                    2000        1999
                                                                  ------        ------
                                                                    (in thousands)
        Shares used in computing basic and diluted net
             loss per common share                                46,503

        Shares used in computing proforma unaudited
             basic and diluted net income per common share                      40,000

                                   RETEK INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 3 -- SUBSEQUENT EVENTS
On May 10, 2000, Retek completed its acquisition of HighTouch Technologies, Inc., or HighTouch, a provider of real-time transaction management and customer service solutions that support multi-channel customer interactions. HighTouch owns certain direct consumer management technologies that Retek has incorporated into its Retek Retail CRM, an enterprise-level customer interaction system. In connection with the purchase of HighTouch, Retek paid $18,000 in cash and issued approximately 389,057 shares of its common stock to the former sole shareholder of HighTouch. This transaction will be accounted for under the purchase method of accounting. Accordingly, the purchase price will be allocated to the estimated fair value of assets acquired, liabilities assumed and purchased in-process research and development.

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of Retek's, financial condition and results of operations should be read in conjunction with Retek's consolidated financial statements and the related notes, and the other financial information included in Retek's Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Retek's actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in the section below entitled "Factors That May Impact Future Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q. Retek is a subsidiary of HNC Software Inc., and in this Report, HNC Software Inc. is referred to as "we," "our," and "HNC".


                                    OVERVIEW

Retek completed its initial public offering on November 23, 1999. Prior to the completion of Retek's initial public offering, they were our wholly owned subsidiary. As of March 31, 2000, we owned approximately 86.0% of Retek's outstanding common stock. We have informed Retek that it is our current intention to distribute pro rata to our stockholders, as a dividend, all of the shares of Retek's common stock that we own, subject to the satisfaction and fulfillment of several conditions, including the receipt of a written ruling from the Internal Revenue Service that the distribution qualifies for tax-free treatment under Section 355 of the Internal Revenue Code. However, we have the sole discretion to determine whether we will carry out the distribution, and if the distribution is carried out, the timing, structure and terms of the distribution.

Retek's business combines the business activities of Retek Information Systems, Inc. and Retek Inc., formerly Retek Logistics, Inc. Founded in 1995, Retek Information Systems, a developer and marketer of Internet-based, business-to-business software solutions for retailers, was acquired by HNC in 1996. Neil Thall Associates, Inc., a developer of predictive software solutions for retailers and a wholly owned subsidiary of HNC since 1991, was merged into Retek Information Systems in April 1997. Financial results of Neil Thall Associates are included in all periods presented. Founded in 1985 as Practical Control Solutions, Inc. Retek Logistics, a developer of warehouse management software solutions, was acquired by HNC in 1998. On September 9, 1999, Retek Logistics was reincorporated as a Delaware corporation and renamed "Retek Inc." Immediately prior to the completion of our initial public offering on November 23, 1999, in connection with the separation of our business from HNC, HNC contributed all of the outstanding capital stock of Retek Information Systems to Retek Inc. Retek Information Systems currently operates as a wholly owned subsidiary.

Our acquisition of Retek Information Systems allowed for the integration of HNC's patented predictive technology into Retek's software solutions for retailers. Retek formalized a marketing relationship with Oracle in September 1998, providing Retek with an effective partnership with a world leader in electronic commerce, an international channel to the largest retailers and the support of Oracle's worldwide sales force.

Total revenue decreased from $16.6 million in the first quarter of 1999 to $14.0 million in the first quarter of 2000. Retek generates revenue from the sale of software licenses, maintenance and support contracts, and professional consulting and contract development services. Until the fourth quarter of 1999, Retek generally licensed products to customers on a perpetual basis and recognized revenue upon delivery of the products. Starting in the fourth quarter of 1999, Retek revised the terms of our software licensing agreements for the majority of our software products sold. Under the revised terms, Retek provides technical advisory services after the delivery of its products to help customers exploit their full value and functionality. Revenue from the sale of software licenses under these agreements will be recognized as the technical advisory services are performed. Retek expects the periods of technical advisory services will generally be from 12 to 24 months, as determined by the customers' objectives. As Retek begins to recognize license and service revenue over a period of time, rather than upon delivery of the product, it will recognize significantly less revenue, have lower associated margins for several quarters, as compared to previous quarters, have higher operating expenses as a percentage of total revenues and incur operating losses for several quarters. Deferred revenue consists principally of the unrecognized portion of revenue received under license and maintenance service agreements. Deferred license revenue is recognized ratably or as a percentage of completion based on the contract terms. Deferred maintenance revenue is recognized ratably over the term of the service agreement.

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


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

The growth in Retek's customer base has resulted from a combination of increased market penetration and an expanding product offering. Retek's investment in research and development, acquisitions and alliances have helped bring new software solutions to market. These investments produced a suite of decision support solutions in 1997; the re-tooling of its applications for the Web in 1998; and the delivery of Internet-based, business-to-business collaborative planning, critical path and product design solutions in 1999; and several additional collaborative offerings on the retail.com network through the first quarter of 2000. To support Retek's growth during these periods, it also continued to invest in internal infrastructure by hiring employees throughout various departments of the organization.

Retek markets its software solutions worldwide through direct and indirect sales channels. Revenue generated from direct sales channel accounted for approximately 2.6% and 14.4% of its total revenue in the first quarter of 2000 and the first quarter of 1999, respectively. Indirect sales channel revenue arises from our relationship with Oracle.

On October 29, 1999, Retek completed the purchase of all the outstanding capital stock of WebTrak Limited. WebTrak owns the WebTrack Critical Path and Portfolio Private Label products that Retek currently distributes. In connection with the purchase of WebTrak, Retek issued to former WebTrak shareholders notes, which were due on November 26, 1999, in the principal amount of $5.33 million and a convertible note, which was due on November 26, 1999, in the principal amount of $2.67 million. The convertible note was at the option of the holder convertible at the time of payment into the number of shares of Retek's common stock equal to the principal amount of the note divided by the initial offering price of $15.00. On November 29, 1999 Retek issued 177,778 shares of its common stock to the holder of the convertible note in full satisfaction of its obligations. The remaining notes were paid in full on their due date.

On May 10, 2000, Retek completed its purchase of all of the outstanding capital stock of HighTouch Technologies, Inc., or HighTouch, a provider of real-time transaction management and customer service solutions, which support multi-channel customer interactions. HighTouch owns certain direct consumer management technologies that Retek has incorporated into its Retek Retail CRM, an enterprise-level customer interaction system. In connection with the purchase of HighTouch, Retek paid $18.0 million in cash and issued approximately 389,057 shares of its common stock to the former sole shareholder of HighTouch.

Revenue attributable to customers outside of North America accounted for approximately 31.2% and 58.0% of Retek's total revenue in the first quarter of 2000 and the first quarter of 1999, respectively. Approximately 11.2% and 41.4% of Retek's sales were denominated in currencies other than the U.S. dollar for the first quarter of 2000 and the first quarter of 1999, respectively.

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

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


Vendor-specific objective evidence is based on the price charged when an element is sold separately, or if not yet sold separately, is established by authorized management. All elements of each order are valued at the time of revenue recognition. Retek recognizes revenue:

        - for sales made through our distributors, resellers and original equipment manufacturers, at the time these partners report to us that they have sold the software to the end-user and after all revenue recognition criteria have been met;

        - from maintenance agreements related to our software, over the respective maintenance periods;

        - from customer modifications, as the services are performed using the percentage of completion method; and

        - from services, using the percentage of completion method, based on costs incurred to date compared to total estimated costs at completion.

Retek records amounts received under contracts in advance of performance as deferred revenue and generally recognize these amounts within one year from receipt. Any amount not to be recognized within one year of receipt recorded in non-current deferred revenue.

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


                              RESULTS OF OPERATIONS

The following table presents selected financial data for the periods indicated as a percentage of our total revenue. Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

                                                                   AS A PERCENTAGE OF
                                                                      TOTAL REVENUE
                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   2000           1999
                                                                   ----           ----
Revenue:
  License and maintenance ................................         46.0%          70.0%
  Services and other .....................................         54.0           30.0
          Total revenue ..................................        100.0          100.0
Cost of revenue:
  License and maintenance ................................         29.8            8.4
  Services and other .....................................         39.5           17.4
          Total cost of revenue ..........................         69.3           25.8
Gross margin .............................................         30.7           74.2
Operating expenses:
  Research and development ...............................         57.3           25.7
  Sales and marketing ....................................         62.1           22.9
  General and administrative .............................         16.5            7.2
  Amortization of stock-based compensation ...............         18.8              -
  Acquisition related amortization of intangibles ........          5.6            1.5
          Total operating expenses .......................        160.3           57.3
Operating (loss) income ..................................       (129.6)          16.9
Other income, net ........................................          7.5            0.1
(Loss) income before income tax (benefit) provision ......       (122.1)          17.0
(Loss) income tax (benefit) provision ....................         41.4            6.9
Net (loss) income ........................................        (80.7)          10.1

Cost of license and maintenance revenue, as a
percentage of license and maintenance revenue ............         64.8           12.0
Cost of services and other revenue, as a percentage of
services and other revenue ...............................         73.1           57.8

REVENUES

TOTAL REVENUES. Total revenue decreased 16.1% to $14.0 million in the first quarter of 2000 from $16.6 million in the first quarter of 1999.

LICENSE AND MAINTENANCE REVENUES. License and maintenance revenue decreased 44.8% to $6.4 million in the first quarter of 2000 from $11.7 million in the first quarter of 1999. The decrease in license revenue in the first quarter of 2000 was primarily due to the revised terms used in writing Retek's license contracts. As noted above in the section entitled "Overview", Retek recently revised the terms of its software license agreements so that revenue is recognized over a number of quarters rather than upon delivery. As a result, year over year quarter revenue decreased in the first quarter of 2000 compared to the first quarter of 1999. However, the average dollar contract value per customer increased for the same time period; the decrease in revenue was due to the revised terms of Retek's software license agreements. Maintenance revenue increased $2.5 million in the first quarter of 2000 due to a growing base of customers that have installed Retek's software solutions.

SERVICES AND OTHER REVENUES. Services and other revenues increased 51.0% to $7.5 million in the first quarter of 2000 from $5.0 million in the first quarter of 1999. The increase was due to $2.5 million increase in consulting services and custom development projects. The number of billable employees increased to 81 as of March 31, 2000 from 60 as of March 31, 1999. Services and other revenue balances fluctuate

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


based on Retek's use of third party consultants. Third party consultants are used on an as needed basis depending upon Retek's allocation of internal resources.

COST OF REVENUES
COST OF LICENSE AND MAINTENANCE REVENUES. Cost of license and maintenance revenue consists primarily of fees for third party software products that are integrated into Retek's products; salaries and related expenses of its customer support organization; and an allocation of its facilities and depreciation expense. Cost of license and maintenance revenue increased 196.9% to $4.2 million in the first quarter of 2000 from $1.4 million in the first quarter of 1999. In the first quarter of 2000, start-up expenses were incurred to support the implementation of the network for retail.com sales. In addition, as license and maintenance revenue increases, Retek expects to experience increased costs resulting from increased royalty fees and an increase in the number of support personnel required to service its growing customer base. Retek expects the cost of license and maintenance revenue to continue to increase in absolute dollars as license and maintenance revenue increases.

COST OF SERVICES AND OTHER REVENUES. Cost of services and other revenues includes salaries and related expenses of Retek's consulting organization; cost of third parties contracted to provide consulting services to its customers; and an allocation of facilities and depreciation expense. Cost of services and other revenues increased 91.0% to $5.5 million in the first quarter of 2000 from $2.9 million in the first quarter of 1999. As a percentage of services and other revenue, cost of services and other revenue was 73.1% in the first quarter of 2000 and 57.8% in the first quarter of 1999. The increase in costs as a percentage of revenues in the first quarter are due to additional fixed fees billed in the first quarter of 1999 that did not require additional costs to complete. During the first quarter of 2000 Retek continued to expand its consulting services business by increasing the number of personnel to 81 from 60 in the first quarter of 1999.

RESEARCH AND DEVELOPMENT EXPENSE
Research and development expense, which is expensed as incurred, consists primarily of salaries and related costs within Retek's engineering organization; fees paid to third-party consultants; and an allocation of facilities and depreciation expenses. Retek has increased its investment in research and development in absolute dollars each year since 1995. Research and development expense increased 87.2% to $8.0 million in the first quarter of 2000 from $4.3 million in the first quarter of 1999. The absolute dollar increase in research and development expense was due to significant increases in labor costs, which included hired personnel and third party consultants. In the first quarter of 2000, research and development personnel increased to 265 from 120 in the first quarter of 1999. Retek also invested heavily in the development of new retail.com solutions during the first quarter of 2000. Retek expects the absolute dollar increase in research and development to continue as it invests in the development of other new solutions.

SALES AND MARKETING EXPENSE
Sales and marketing expense consists primarily of salaries and related costs of the sales and marketing organization; sales commissions; costs of marketing programs, including public relations, advertising, trade shows, collateral sales materials, and the customer user reference group program; rent and facilities costs associated with our regional and international sales offices; and an allocation of facilities and depreciation expense. Sales and marketing expense increased 127.1% to $8.7 million in the first quarter of 2000 from $3.8 million in the first quarter of 1999. The increase was due to increases of $1.5 million in personnel and related costs, $1.5 million in marketing expense and $0.07 million in travel expenses. In the first quarter of 2000 personnel and related costs increased due to an increase in the number of sales and marketing employees to 118 from 61 in the first quarter of 1999. The increase in personnel and related costs was due to the continued build up of Retek's sales force and marketing operations for the new product offering of retail.com during the first quarter of 2000.


GENERAL AND ADMINISTRATIVE EXPENSE
General and administrative expense consists primarily of costs from Retek's finance and human resources organizations; third party legal and other professional services fees; and an allocation of facilities costs and depreciation expenses. General and administrative expense increased 93.9% to $2.3 million in the

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


first quarter of 2000 from $1.2 million in the first quarter of 1999. The increase in absolute dollars in general and administrative expense in the first quarter of 2000 was attributable to the growth of the administrative organization to support Retek's overall growth. The increase in the first quarter of 2000 was also due to additional compliance expenses associated with being an independent public company. In the first quarter of 2000 total general and administrative employees increased to 51 from 31 in the first quarter of 1999. Retek expects general and administrative expense to increase in absolute dollars in the foreseeable future to support infrastructure growth.

STOCK-BASED COMPENSATION EXPENSE
Deferred stock-based compensation represents the difference between the exercise price and the fair value of Retek's common stock for accounting purposes on the date that certain stock options were granted. This amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No.
28. Retek granted stock options to its employees under the 1999 Equity Incentive Plan and to members of its board of directors through both the 1999 Equity Incentive Plan and the 1999 Directors Stock Option Plan. Through March 31, 2000, Retek had stock options granted to employees to purchase 7,514,250 shares and to members of its board of directors to purchase 100,000 shares of its common stock at an exercise price of $10 per share. Amortization of stock-based compensation was $2.6 million for the first quarter in 2000.

ACQUISITION-RELATED AMORTIZATION EXPENSE
Acquisition-related amortization expense increased to $0.8 million for the quarter ended March, 31, 2000 from $0.3 million for the quarter ended March 31, 1999. In connection with the purchase of WebTrak in the fourth quarter of 1999, the application of the purchase method for the acquisition resulted in an excess of cost over net assets acquired of $8.1 million, of which $6.6 million was allocated to intangibles and $1.5 million was allocated to in-process research and development. In conjunction with the purchase, Retek recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years. In connection with the purchase of Retek Logistics in 1998, the application of the purchase method for the acquisition resulted in an excess of cost over net assets acquired of approximately $5.8 million, of which $4.0 million was allocated to intangibles and $1.8 million was allocated to in-process research and development. In conjunction with the purchase, Retek recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years.

OTHER INCOME (EXPENSE)
Other income, net increased to $1.0 million in the first quarter of 2000 from $0.02 million in the first quarter of 1999. The increase was due to interest income earned on investments.

INCOME TAXES
The income tax benefit was $5.8 million in the first quarter of 2000, compared to an income tax provision of $2.0 million in the first quarter of 1999. The income tax benefit and provision are based on Retek's estimates of the effective tax rates to be incurred during those respective full fiscal years.

                         LIQUIDITY AND CAPITAL RESOURCES

Prior to its initial public offering, Retek funded operations primarily through funding from HNC in the form of intercompany advances. Since the initial public offering, Retek has not obtained any additional funding from HNC. At March 31, 2000, our cash and cash equivalent balance was $61.9 million. In addition, we had investments in short-term securities of $2.0 million at March 31, 2000.

Net cash provided by operating activities was $0.7 million in the first quarter of 2000 and $1.1 million in the first quarter of 1999. Sources of cash for the first quarter of 2000, which offset Retek's net loss and increase in certain assets, were depreciation and amortization and amortization of stock-based compensation, increases in accrued liabilities and deferred revenue and decreases in accounts receivable. Uses of cash in the first quarter of 2000 were due to increases in non-current deferred income taxes and other assets and a decrease in accounts payable.

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


Net cash used in investing activities was $6.7 million in the first quarter of 2000 and $1.9 million in the first quarter of 1999. In the first quarter of 2000, uses of cash included $4.7 million for the acquisition of capital equipment, primarily computer equipment and software, as well as purchases of investments.

Net cash used by financing activities was $15.6 million in the first quarter of 2000. Net cash provided by financing activities was $2.2 million in the first quarter of 1999. Net cash used in the first quarter 2000 included $0.08 million in borrowings from HNC and $15.4 million in payments to HNC. Beginning in 1997, HNC implemented a cash management policy that all cash balances were transferred daily from all of HNC's subsidiaries, including Retek, into a centralized cash management account at HNC. The financing activities with HNC include borrowings and payment from these cash management activities in 1999. Starting in November 1999 these daily transfers to HNC ceased.

Retek believes that the net proceeds of its initial public offering, together with its current cash and cash equivalents and net cash provided by operating activities, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Retek's management intends to invest the excess of current operating requirements in short-term, interest-bearing, investment-grade securities.

A portion of Retek's cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies or data. Retek regularly evaluates, in the ordinary course of business, potential acquisitions of such businesses, products, technologies or data.

In addition, Retek's ability to enter into any acquisition of a business or assets may be limited if HNC completes the distribution. Specifically, pursuant to the terms of a corporate rights agreement between HNC, and Retek until two years, and possibly longer, after the distribution of HNC's remaining shares of Retek's common stock, Retek's ability to issue common stock in connection with acquisitions, offerings or otherwise will be limited.

              FACTORS THAT MAY IMPACT FUTURE RESULTS OF OPERATIONS

An investment in Retek's common stock involves a high degree of risk. Investors evaluating Retek and its business should carefully consider the factors described below and all other information contained in this Quarterly Report on Form 10-Q before purchasing Retek common stock. Any of the following factors could materially harm Retek's business, operating results and financial condition. Additional factors and uncertainties not currently known to Retek or that it currently considers immaterial could also harm its business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors.

While Retek's management is optimistic about our long-term prospects, the following factors, among others, could materially harm its business, operating results and financial condition and should be considered in evaluating Retek.

Industry's rapid pace of change. If Retek is unable to develop new software solutions or enhancements to its existing products on a timely and cost-effective basis, or if new products or enhancements do not achieve market acceptance, its sales may decline. The life cycles of its products are difficult to predict because the business-to-business electronic commerce market for Retek's products is new and emerging and is characterized by rapid technological change and changing customer needs. The introduction of products employing new technologies could render its existing products or services obsolete and unmarketable.

        In developing new products and services, Retek may:

    - fail to respond to technological changes in a timely or cost-effective manner;

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

    - encounter products, capabilities or technologies developed by others that render our products and services obsolete or noncompetitive or that shorten the life cycles of its existing products and services;

    - experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and services; or

    -   fail to achieve market acceptance of its products and services.

Fluctuations in quarterly operating results. Retek's quarterly operating results have fluctuated in the past and are expected to continue to fluctuate in the future. If its quarterly operating results fail to meet analysts' expectations, the trading price of Retek common stock could decline. In addition, significant fluctuations in its quarterly operating results may harm business operations by making it difficult to implement its budget and business plan. Factors, many of which are outside of Retek's control, which could cause its operating results to fluctuate include:

    - the size and timing of customer orders, which can be affected by customer budgeting and purchasing cycles;

    -   the demand for and market acceptance of its software solutions;

    - competitors' announcements or introductions of new software solutions, services or technological innovations;

    - its ability to develop, introduce and market new products on a timely basis;

    - customer deferral of material orders in anticipation of new releases or new product introductions;

    -   its success in expanding our sales and marketing programs;

    - increased sales of Oracle Retail(TM) during its second fiscal quarter due to seasonally greater sales by Oracle near its fiscal year-end in May;

    -   technological changes or problems in computer systems; and

    - general economic conditions which may affect its customers' capital investment levels.

In addition, Retek has incurred, and will continue to incur, compensation expense in connection with its grant of options under the 1999 Equity Incentive Plan and the 1999 Directors Stock Option Plan. This expense will be amortized over the vesting period of these granted options, which is generally four years, resulting in lower quarterly income.

Quarterly expense levels are relatively fixed and are based, in part, on expectations as to future revenue. As a result, if revenue levels fall below Retek's expectations, net income will decrease because only a small portion of its expenses vary with revenue.

New type of license agreement. Until recently, Retek generally licensed its products to customers on a perpetual basis, and recognized revenue upon delivery of the products. In the fourth quarter of 1999, Retek entered into software licensing agreements with revised terms for the majority of new sales of software products. Under these agreements, it will provide technical advisory services after the delivery of the product to help customers exploit the full value and functionality of its products. Revenue from the sale of software licenses and technical advisory services under these agreements will be recognized as the services are performed over the contract period, which Retek expects will generally be 12 to 24 months, as determined by its customers' objectives. As Retek begins to recognize license and service revenues over a period of time, rather than upon the delivery of our products, it will recognize significantly less revenue, have lower associated margins for several quarters, as compared to previous quarters, have

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


higher operating expenses as a percentage of total revenues and will incur operating losses for several quarters.

Early stage of development of the retail.com network. Retek began operation of the retail.com network on September 26, 1999. Retek incurred, and will continue to incur, significant infrastructure costs in establishing this network. During the first quarter of 2000 it invested approximately $10.4 million in retail.com. Retek will continue to invest in new products and services to be offered over the retail.com network in the foreseeable future. Broad and timely acceptance of the retail.com network is subject to a number of significant risks. These risks include:

    - its need to provide value-enhancing software solutions and services on the retail.com network to achieve widespread commercial acceptance of this network;

    - whether its network will be able to support large numbers of retailers and the members of their supply chains; and

    - its need to significantly expand internal resources and incur associated expenses to support planned growth of the retail.com network.

Retek has established a subscription pricing model for the software solutions provided on its retail.com network, whereby members pay an annual fee based on the number of the member's employees who will have access to the network. As additional services are added to the retail.com network, Retek will need to establish pricing models for these new services. If the pricing models for the retail.com network fail to be competitive and profitable or if they are not acceptable to customers, its network will not be commercially successful, which could harm Retek's revenue and business.

Increased operating expenses. Retek intends to significantly increase operating expenses as it:

    -   increases research and development activities;

    -   increases services activities;

    -   develops and build the retail.com network;

    -   expands its distribution channels;

    - increases sales and marketing activities, including expanding our direct sales force;

    -   builds its internal information technology system; and

    -   operates as an independent public company.

Retek will incur expenses before it generates any revenue from this increase in spending. If it does not significantly increase revenue from these efforts, its business and operating results could be seriously harmed.

Competitive pressures. The market for Retek's software solutions is highly competitive and subject to rapidly changing technology. Competition could seriously impede its ability to sell additional products and services on terms favorable Retek. Competitive pressures could reduce its market share or require it to reduce prices, which would reduce its revenues and/or operating margins. Many of Retek's competitors have substantially greater financial, marketing or other resources, and greater name recognition. In addition, these companies may adopt aggressive pricing policies that could compel Retek to reduce the prices of its products and services in response. Retek's competitors may also be able to respond more quickly than Retek can to new or emerging technologies and changes in customer requirements. Retek's current and potential competitors may:

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


    - develop and market new technologies that render its existing or future products obsolete, unmarketable or less competitive;

    - make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, which would increase the ability of their products to address the needs of its customers; and

    - establish or strengthen cooperative relationships with its current or future strategic partners, which would limit its ability to sell products through these channels.

As a result, Retek may not be able to maintain a competitive position against current or future competitors.

Loss of key personnel. Retek believes that its future success will depend upon its ability to attract and retain highly skilled personnel, including John Buchanan, its chairman and chief executive officer; Gordon Masson, its president, core applications; John L. Goedert, its senior vice president, research and development; Gregory A. Effertz, its vice president, finance and administration and chief financial officer and Jeremy Thomas, its president, retail.com. Retek currently does not have any key-man life insurance relating to key personnel, who are employees at-will and are not subject to employment contracts except for Jeremy Thomas who has a two year employment contract. The loss of the services of any one or more of these key persons could harm Retek's ability to grow the business.

Retek also must attract, integrate and retain skilled sales, research and development, marketing and management personnel. Competition for these types of employees is intense, particularly in Retek's industry. Failure to hire and retain qualified personnel would harm its ability to grow the business.

Relationships with third parties who implement Retek's products. Retek relies, and expects to continue to rely, on a number of third parties to implement its software solutions at customer sites. If Retek is unable to establish and maintain effective, long-term relationships with these implementation providers, or if these providers do not meet the needs or expectations of its customers, its revenue will be reduced and its customer relationships will be harmed. Retek's current implementation partners are not contractually required to continue to help implement its software solutions. If the number of product implementations continues to increase, Retek will need to develop new relationships with additional third-party implementation providers to provide these services.

Retek may be unable to establish or maintain relationships with third parties having sufficient qualified personnel resources to provide the necessary implementation services to support its needs. If third-party services are unavailable, Retek will be required to provide these services internally, which would significantly limit our ability to meet customers' implementation needs and would increase its operating expenses and could reduce gross margins. A number of Retek's competitors, including IBM and SAP, have significantly more established relationships with these third parties and, as a result, these third parties may be more likely to recommend competitors' products and services rather than Retek's. In addition, it cannot control the level and quality of service provided by its current and future implementation partners.

Intellectual property of third parties. Retek must now, and may in the future have to, license or otherwise obtain access to the intellectual property of third parties and related parties, including HNC, Lucent, MicroStrategy and Oracle. Retek's business would be seriously harmed if the providers from whom it licenses such software cease to deliver and support reliable products or enhance their current products. In addition, the third-party software may not continue to be available to Retek on commercially reasonable terms or prices or at all. Retek's inability to maintain or obtain this software could result in shipment delays or reduced sales of its products. Furthermore, it might be forced to limit the features available in its current or future product offerings. Either alternative could seriously harm business and operating results.

Confidentiality of intellectual property. Retek depends on its ability to develop and maintain the proprietary aspects of its technology. To protect proprietary technology, Retek relies primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and copyright and trademark laws.

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


Retek seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. In addition, Retek cannot assure investors that any of its proprietary rights with respect to the retail.com network will be viable or of value in the future because the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

Despite Retek's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or obtain and use information that it regards as proprietary. Policing unauthorized use of Retek's products is difficult and expensive, and while it is unable to determine the extent to which piracy of its software products exists, software piracy may be a problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent, as do the laws of the United States. Retek intends to vigorously protect intellectual property rights through litigation and other means. However, such litigation can be costly to prosecute and it cannot be certain that it will be able to enforce its rights or prevent other parties from developing similar technology, duplicating its products or designing around its intellectual property.

Potential third party claims that Retek's products infringe on their intellectual property. There has been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. It is possible that in the future third parties may claim that Retek's current or potential future products infringe their intellectual property. Retek expects that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in its industry segment grow and the functionality of products in different industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require Retek to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to Retek or at all, which could seriously harm its business.

International sales. Since Retek sells products worldwide, its business is subject to risks associated with doing business internationally. To the extent that its sales are denominated in foreign currencies, the revenue Retek receives could be subject to fluctuations in currency exchange rates. If the effective price of the products Retek sells to its customers were to increase due to fluctuations in foreign currency exchange rates, demand for Retek's technology could fall, which would, in turn, reduce its revenue. Retek has not historically attempted to mitigate the effect that currency fluctuations may have on its revenue through use of hedging instruments, and it does not currently intend to do so in the future.

Retek anticipates that revenue from international operations will continue to represent a substantial portion of its total revenue. Accordingly, its future results could be harmed by a variety of factors, including:

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

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


Acceptance of the Internet. As Retek's software solutions are Internet-based, it depends on the acceptance of the Internet as a communications protocol. However, this acceptance may not continue. Rapid growth of the Internet is a recent phenomenon. The Internet may not be accepted as a viable long-term communications protocol for businesses for a number of reasons. These reasons include:

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

Errors and defects in Retek's products. Retek's products are complex and, accordingly, may contain undetected errors or failures when it first introduces them or as it releases new versions. This may result in loss of, or delay in, market acceptance of its products and could cause us to incur significant costs to correct errors or failures or to pay damages suffered by customers as a result of such errors or failures. In the past, Retek has discovered software errors in new releases and new products after their introduction. Retek has incurred costs during the period required to correct these errors, although to date such costs, including costs incurred on specific contracts, have not been material. Retek may in the future discover errors in new releases or new products after the commencement of commercial shipments.

New accounting standards. Statement of Position 97-2, "Software Revenue Recognition," was issued in October 1997 by the American Institute of Certified Public Accountants and amended by Statement of Position 98-4. Retek adopted Statement of Position 97-2 effective January 1, 1998 and Statement of Position 98-4 effective March 31, 1998. The American Institute of Certified Public Accountants also issued Statement of Position 98-9, which is effective for transactions entered into beginning January 1, 2000. Full implementation guidelines for this standard and additional standards could be issued in the future. These guidelines and additional standards could lead to unanticipated changes in Retek's current revenue recognition policies, which could harm our business, financial condition and operating results.

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

In January 200, the Financial Accounting Standards Board's Emerging Issues Task Force published Issue No. 00-2 "Accounting for Web Site Development Costs", or EITF 00-2. EITF 00-2 applies the guidance given in the American Institute of Certified Public Accountants's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", or SOP 98-1, to Web site development costs. Under SOP 98-1, software development costs, consisting of internally developed software and Web site development costs, include internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation to hardware and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. The estimated useful lives are based on planned or expected significant modification or replacement of software applications, in response to the rapid rate of change in the internet industry and technology in

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


general. Adoption of EITF 00-2 is required for the third quarter of 2000. We have not yet determined the impact of the adoption of this new accounting standard on our consolidated financial position, results of operations or disclosures.

                                HNC SOFTWARE INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices.

INTEREST RATE RISK
The fair value of our investments available for sale at March 31, 2000 was $128.2 million. The objectives of our investment policy are the safety and preservation of invested funds, and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents, and investments available for sale with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure. Except for certain strategic equity investments, it is also our policy to maintain concentration limits and to invest only in "allowable securities" as determined by our management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year and that we must maintain liquidity positions. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars.

FOREIGN CURRENCY EXCHANGE RATE RISK
We mitigate our foreign currency risks principally by contracting primarily in U.S. dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short term operations of our subsidiaries are kept in the local currencies in which they do business, with excess funds transferred to our offices in the United States for investment. For the three months ended March 31, 2000, approximately 4.4% of our sales were denominated in currencies other than our functional currency, which is the U.S. dollar. These foreign currencies are primarily those of Western Europe, Canada and Australia.

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

IMPACT OF EUROPEAN MONETARY CONVERSION
We are aware of the issues associated with the changes in Europe resulting from the formation of a European economic and monetary union, or EMU. One change resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the Euro, as of January 1, 1999, at which date the Euro became a functional legal currency of these countries. Through December 31, 2002, business in the EMU member states will be conducted in both the existing national currencies, such as the French franc or the Deutsche mark, and the Euro. As a result, companies operating or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. We are assessing the impact that conversion to the Euro will have on our internal systems, the sale of our solutions and the European and global economies. We will take appropriate corrective actions based on the results of its assessment. We have not yet determined the cost related to addressing this issue although it does not expect these costs to be significant.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               10.01  eHNC Lease Agreement

               27.01  Financial Data Schedule

        (b)    Reports on Form 8-K

               Report on Form 8-K filed dated March 27, 2000 reporting the acquisition of Onyx Technologies, Inc. under Item 5.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HNC SOFTWARE INC.



Date:  May 15, 2000           By:     /s/ Kenneth J. Saunders
                                      -------------------------------------
                                      Kenneth J. Saunders
                                      Chief Financial Officer and Secretary

                                      (for Registrant as duly authorized officer and as Principal Financial Officer)


                                      /s/ Russell C. Clark
                                      -------------------------------------
                                      Russell C. Clark
                                      Vice President, Corporate Finance and
                                      Principal Accounting Officer

                                      (for Registrant as Principal
                                      Accounting Officer)

                                  EXHIBIT INDEX


           Exhibits
           --------
           10.01                    eHNC Lease Agreement
           27.01                    Financial Data Schedule