Form 10-Q
period 2000-06-30
HNC SOFTWARE INC/DE
filed 2000-08-15
CIK 945093

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO          .

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

AS OF JULY 31, 2000 THERE WERE 27,329,634 SHARES OF REGISTRANT'S COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING.

                                TABLE OF CONTENTS

                                                                                                      HNC    Retek
                                                                                                      ---    -----
                                                                                                         Page
                                                                                                         ----
PART I.           FINANCIAL INFORMATION

ITEM 1:           FINANCIAL STATEMENTS

                  Consolidated Balance Sheet as of June 30, 2000 (Unaudited)
                     and December 31, 1999.......................................................      3      28

                  Consolidated Statement of Operations (Unaudited) for the three and six
                     months ended June 30, 2000 and 1999.........................................      4      29

                  Consolidated Statement of Cash Flows (Unaudited) for
                     the six months ended June 30, 2000 and 1999.................................      5      30

                  Consolidated Statement of Changes in Stockholders' Equity
                     and Comprehensive Income (Unaudited) for the six
                     months ended June 30, 2000..................................................      6      31

                  Notes to Consolidated Financial Statements (Unaudited).........................      7      32

ITEM 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS............................................     15      35

ITEM 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................     48      48


PART II.          OTHER INFORMATION

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K...............................................     51      --

Signatures   ....................................................................................     52      --
Exhibit Index   .................................................................................     53      --

PART  I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                HNC SOFTWARE INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)

                                     ASSETS
                                                                                               JUNE 30,      DECEMBER 31,
                                                                                                 2000            1999
                                                                                              ---------       ---------
                                                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                                                   $  80,983       $ 136,340
  Short-term investments available for sale - debt                                               55,397          22,368
  Short-term investments available for sale - equity                                              1,833           6,810
  Trade accounts receivable, net                                                                 62,938          64,189
 Deferred income taxes                                                                            1,454          20,384
  Other current assets                                                                           16,040          11,144
                                                                                              ---------       ---------
          Total current assets                                                                  218,645         261,235
                                                                                              ---------       ---------
Long-term investments available for sale-debt                                                    76,654          68,563
Equity investments                                                                               11,469          14,219
Property and equipment, net                                                                      34,585          22,219
Intangible assets, net                                                                          137,501          29,068
Deferred income taxes                                                                            54,719          18,085
Other assets                                                                                      4,883           3,032
                                                                                              =========       =========
                                                                                              $ 538,456       $ 416,421
                                                                                              =========       =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                                    $  33,276       $  30,049
  Deferred revenue                                                                               45,286          15,274
  Other current liabilities                                                                       3,539            --
                                                                                              ---------       ---------
          Total current liabilities                                                              82,101          45,323
                                                                                              ---------       ---------

Non-current liabilities                                                                           5,325           4,111
                                                                                              ---------       ---------
Convertible Subordinated Notes                                                                  100,000         100,000
                                                                                              ---------       ---------
Contingencies (Note 9)

Minority interest in consolidated subsidiaries                                                   14,855          17,414
                                                                                              ---------       ---------

Stockholders' equity:
  Preferred stock, $0.001 par value -- 4,000 shares authorized;
     no shares issued or outstanding                                                               --              --
  Common stock, $0.001 par value -- 120,000 shares authorized;
     27,180 and 25,704 shares issued and outstanding, respectively                                   27              26
  Common stock in treasury, at cost -- 233 and 882 shares, respectively                         (15,507)        (19,613)
  Paid-in capital                                                                               389,214         275,955
  Retained earnings (deficit)                                                                   (20,152)         12,209
  Accumulated other comprehensive income (loss)                                                  (2,120)          1,507
  Unearned stock-based compensation                                                             (15,287)        (20,511)
                                                                                              ---------       ---------
          Total stockholders' equity                                                            336,175         249,573
                                                                                              =========       =========
                                                                                              $ 538,456       $ 416,421
                                                                                              =========       =========


          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                     JUNE 30,                     JUNE 30,
                                                                           -------------------------     -------------------------
                                                                                2000            1999          2000            1999
                                                                           ---------       ---------     ---------       ---------
Revenues:
      License and maintenance                                              $  42,393       $  41,336     $  74,184       $  77,807

      Services and other                                                      25,039          14,597        47,811          27,315
                                                                           ---------       ---------     ---------       ---------
          Total revenues                                                      67,432          55,933       121,995         105,122
                                                                           ---------       ---------     ---------       ---------

Operating expenses:
      License and maintenance (excluding non-cash stock-based
         Compensation expense of $167 and $293 for the three
         and six months ended June 30, 2000)                                  13,669          10,122        26,288          20,839
      Services and other (excluding non-cash stock based
         compensation expense of $401 and $795 for the three
         and six months ended June 30, 2000)                                  18,414          10,327        33,462          18,984
      Research and development (excluding non-cash stock based
         compensation expense of $1,348 and $2,553 for the three
         and six months ended June 30, 2000)                                  18,965          11,608        35,186          21,128
      Sales and marketing (excluding non-cash stock based
         compensation expense of $1,020 and $1,601 for the three
         and six months ended June 30, 2000)                                  18,582          10,763        35,160          20,541
      General and administrative (excluding non-cash stock based compensation income of $315 and $705 for the three and
         six months ended June 30, 2000, and excluding acquisition-
         related amortization)                                                 9,047           5,063        16,832           9,643
      Stock-based compensation                                                 2,621            --           4,537            --

      Acquisition-related amortization                                        11,546           2,056        15,512           4,308
      In-process research and development                                      5,050            --           6,472            --

                                                                           ---------       ---------     ---------       ---------
          Total operating expenses                                            97,894          49,939       173,449          95,443

Operating income (loss)                                                      (30,462)          5,994       (51,454)          9,679

Interest and other income, net                                                 2,995           1,325         6,335           2,970
Interest expense related to convertible debt                                  (1,342)         (1,342)       (2,684)         (2,684)
Minority interest in losses of consolidated subsidiaries                       3,028            --           5,419            --
                                                                           ---------       ---------     ---------       ---------
              Income (loss) before income taxes                              (25,781)          5,977       (42,384)          9,965


Income tax provision (benefit)                                                (5,636)          2,632       (10,023)          4,496
                                                                           ---------       ---------     =========       =========
                 Net income (loss)                                         $ (20,145)      $   3,345     $ (32,361)      $   5,469
                                                                           =========       =========     =========       =========

Net income (loss) per share:
             Basic net income (loss) per share                             $   (0.75)      $    0.14     $   (1.22)      $    0.22
                                                                           =========       =========     =========       =========
             Diluted net income (loss) per share                           $   (0.75)      $    0.13     $   (1.22)      $    0.21
                                                                           =========       =========     =========       =========

Shares used in computing basic net income (loss) per share                    26,955          24,498        26,529          25,078
                                                                           =========       =========     =========       =========
Shares used in computing diluted net income (loss) per share                  26,955          25,000        26,529          25,706
                                                                           =========       =========     =========       =========


          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                        --------------------------
                                                                              2000            1999
                                                                         ---------       ---------
Cash flows from operating activities:
    Net income (loss)                                                    $ (32,361)      $   5,469
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Provision for doubtful accounts                                       1,797           2,099
       Depreciation and amortization                                        20,314           8,571
       In-process research and development                                   6,450            --
       (Gain) loss on disposals of property and equipment                       (2)            141
       Stock-based compensation expense                                      4,537            --
       Deferred income tax benefit                                         (10,023)           --
       Tax benefit from stock option transactions                           20,691             777
       Minority interest in losses of consolidated subsidiary               (5,419)           --
       Changes in assets and liabilities:
          Trade accounts receivable                                        (20,228)         (6,080)
          Deferred income taxes                                            (20,640)          2,334
          Other assets                                                      (4,598)          1,379
               Accounts payable and accrued liabilities                      4,268             809
          Deferred revenue                                                  29,419             569
                                                                         ---------       ---------
              Net cash provided by (used in) operating activities           (5,795)         16,068
                                                                         ---------       ---------

Cash flows from investing activities:
    Net sales (purchases) of investments available for sale                (40,847)         24,153
    Equity investments                                                      (2,500)        (11,720)
    Issuance of employee loans                                              (1,300)           --
    Acquisitions of property and equipment                                 (16,045)        (10,339)
    Cash paid in business acquisitions, net of cash acquired               (18,811)           --
    Proceeds from sale of property and equipment                              --               184
                                                                         ---------       ---------
              Net cash provided by (used in) investing activities          (79,503)          2,278
                                                                         ---------       ---------

Cash flows from financing activities:
    Net proceeds from issuance of HNC common stock                          24,408           2,666
    Net proceeds from issuance of Retek common stock                         5,635            --
    Repurchase of HNC common stock for treasury                            (18,616)        (50,381)
    Net proceeds from sales of receivables                                  20,730            --
    Repayment of debt and capital lease obligations                         (1,553)            (60)
                                                                         ---------       ---------
              Net cash provided by (used in) financing activities           30,604         (47,775)
                                                                         ---------       ---------

Effect of exchange rate changes on cash                                       (663)           (432)
                                                                         ---------       ---------
Net decrease in cash and cash equivalents                                  (55,357)        (29,861)
Cash and cash equivalents at beginning of the period                       136,340          54,267
                                                                         ---------       ---------

Cash and cash equivalents at end of the period                           $  80,983       $  24,406
                                                                         =========       =========


          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                            (Unaudited, in thousands)

                                                                                                                   ACCUMULATED
                                                                                                                      OTHER
                                             COMMON STOCK          TREASURY STOCK        PAID-IN     RETAINED     COMPREHENSIVE
                                         --------------------- -----------------------
                                          SHARES     AMOUNT     SHARES      AMOUNT      CAPITAL      EARNINGS     INCOME (LOSS)
                                          ------     ------     ------      ------      -------      --------     -------------
BALANCE AT DECEMBER 31, 1999.........     25,704     $  26        882    $ (19,613)    $ 275,955    $ 12,209         $ 1,507

Common stock options exercised.......        982         1       (882)      23,056          (354)

Purchase of HNC common stock
  for treasury.......................       (250)                 250      (18,616)

Release of FTI escrow shares
  into treasury                              (49)                  49      (1,808)

Common stock issued under
  Employee Stock Purchase Plan.......         66                  (66)      1,474            231

  Effect of common stock issued under
  Retek Employee Stock Purchase
  Plan...............................                                                      3,635

Tax benefit from stock option
  transactions.......................                                                     20,691

Amortization of unearned
  stock-based compensation expense...

Stock-based compensation expense.....                                                       (515)
Retek initial public offering costs..                                                       (243)

Common stock issued in business
  acquisitions.......................        727                                          84,382

Effect of Retek common stock issued
  in business acquisition............                                                      5,432

Unrealized loss on investments, net
 of tax..............................                                                                                 (2,952)

Foreign currency translation
  adjustment, net of tax.............                                                                                   (675)

Net loss.............................                                                                 (32,361)
                                          ------     -----        ---     --------     ---------    ---------       --------
BALANCE AT JUNE 30, 2000.............     27,180     $  27        233     $(15,507)    $ 389,214    $ (20,152)      $ (2,120)
                                          ======     =====        ===     ========     =========    =========       ========



                                                UNEARNED           TOTAL
                                              STOCK-BASED      STOCKHOLDERS'     COMPREHENSIVE

                                              COMPENSATION        EQUITY         INCOME (LOSS)
                                              ------------        ------         -------------
BALANCE AT DECEMBER 31, 1999.........         $ (20,511)       $ 249,573         $      (4,605)

Common stock options exercised.......                             22,703

Purchase of HNC common stock
  for treasury.......................                            (18,616)

Release of FTI escrow shares                                      (1,808)
  into treasury

Common stock issued under
  Employee Stock Purchase Plan.......                              1,705

  Effect of common stock issued under
  Retek Employee Stock Purchase
  Plan...............................                              3,635

Tax benefit from stock option
  transactions.......................                             20,691

Amortization of unearned
  stock-based compensation expense...               172              172

Stock-based compensation expense.....             5,052            4,537
Retek initial public offering costs..                               (243)

Common stock issued in business
  acquisitions.......................                             84,382

Effect of Retek common stock issued
  in business acquisition............                              5,432

Unrealized loss on investments, net
 of tax..............................                             (2,952)            (2,952)

Foreign currency translation
  adjustment, net of tax.............                               (675)              (675)

Net loss.............................                            (32,361)           (32,361)
                                              ---------        ---------         ----------
BALANCE AT JUNE 30, 2000.............         $ (15,287)       $ 336,175         $  (35,988)
                                              =========        =========         ==========



          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 -- GENERAL

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

In our opinion, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position and results of operations. These consolidated financial statements and notes thereto should be read in conjunction with our audited financial statements and notes thereto presented in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999. The interim financial information contained in this Report is not necessarily indicative of the results to be expected for any other interim period or for an entire fiscal year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior period balances have been reclassified to conform to the current presentation.

Sales of Receivables

From time to time, we enter into agreements to sell an undivided interest in specifically identified trade accounts receivable. We generally sell these trade accounts receivable at a discount to a bank, based upon defined short-term market rates. Uncollected receivables that have been sold are not included in our trade accounts receivable balance on our consolidated balance sheet. In the quarters ended March 31, 2000, and June 30, 2000, we sold $5.6 and $15.1 million of receivables (of which $0.0 and $14.6 million were Retek receivables), respectively, representing approximately 8% and 18% of our total cash collected from customers during these respective periods. We did not sell any receivables during the first six months of 1999. Expenses related to receivables sold totaled $43 and $73 during the three and six months ended June 30, 2000, respectively, and are included in interest and other income, net in our consolidated statement of operations.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101, which provides additional guidance in applying generally accepted accounting principles for the recognition and reporting of revenue for certain transactions that existing accounting rules do not specifically address. An amendment in June 2000 delayed SAB 101's effective date until the fourth quarter of 2000. We are currently evaluating the impact, if any, that SAB 101 may have on our consolidated financial statements.

In January 2000, the Financial Accounting Standards Board's Emerging Issues Task Force published Issue No. 00-2 "Accounting for Web Site Development Costs", or EITF 00-2. EITF 00-2 applies the guidance given in the American Institute of Certified Public Accountants's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", or SOP 98-1, to Web site development costs. Under SOP 98-1, software development costs, consisting of internally developed software and Web site development costs, including internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation to hardware and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. The estimated useful lives are based on planned or expected significant modification or replacement of software applications, in response to the rapid rate of change in the internet industry and technology in general. Adoption of EITF 00-2 is required for the third quarter of 2000. We are currently evaluating the impact, if any, that EITF 00-2 may have on our consolidated financial statements.

NOTE 2 -- INITIAL PUBLIC OFFERING AND SPIN-OFF OF RETEK INC.
On September 10, 1999, Retek filed a registration statement with the Securities and Exchange Commission relating to an initial public offering of Retek's common stock. The offering was consummated in November 1999. In the offering, 6,325 shares of Retek's common stock were sold by Retek. Prior to the offering, we transferred to Retek all of the shares of our wholly owned subsidiary, Retek Information Systems, Inc. We now own approximately 84.5% of the outstanding shares of Retek common stock. As discussed in Note 9, we announced on August 7, 2000, that our board of directors declared a dividend on our common stock of all the shares of Retek common stock that we own, and that we have received a private letter ruling from the Internal Revenue Service that this stock dividend will be tax-free to HNC and our stockholders for U.S. federal income tax purposes.

NOTE 3 -- ACQUISITIONS
In March 2000, we acquired all of the outstanding stock and other securities of Onyx Technologies, Inc., or Onyx, in exchange for approximately 383 shares of our common stock, including shares subject to options we assumed, and $1,500 in cash. We applied the purchase method of accounting for the acquisition of Onyx, which resulted in a purchase price of $49,555, including $3,500 which represents our initial 1999 investment in Onyx.

In March 2000, we acquired all of the outstanding stock and other securities of the Center for Adaptive Systems Applications, Inc., or CASA, in exchange for approximately 142 shares of our common stock, 38 of which are in escrow, including shares subject to options and warrants we assumed. These shares are in escrow to secure indemnification obligations of the former CASA stockholders. We applied the purchase method of accounting for the acquisition of CASA, which resulted in a purchase price of $23,756.

In March 2000, we also acquired all of the outstanding stock and other securities of Adaptive Systems Applications, Inc., or AIM, in exchange for approximately 9 shares of our common stock, including shares subject to options we assumed. We applied the purchase method of accounting for the acquisition of AIM, which resulted in a purchase price of $1,656, including $750 which represents our initial 1999 investment in AIM.

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


In April 2000, we acquired all of the outstanding stock and other securities of Celerity Technologies, Inc., or Celerity, in exchange for approximately 220 shares of our common stock and $2,400 in cash. We applied the purchase method of accounting for the acquisition of Celerity, which resulted in a purchase price of $18,591.

In May 2000, Retek acquired all of the outstanding stock and other securities of HighTouch Technologies, Inc., or HighTouch, in exchange for approximately 389 shares of Retek's common stock and $18,000 in cash. Retek applied the purchase method of accounting for the acquisition of HighTouch, which resulted in a purchase price of $26,308.

In connection with the CASA, Celerity and HighTouch acquisitions, we recorded in-process research and development expenditures totaling $1,400, $1,050 and $4,000, respectively, relating to the write-off of acquired in-process research and development in connection with these acquisitions. We made our assessment of whether acquired technologies in these acquisitions were complete or under development in accordance with the guidelines prescribed by Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2, and Financial Accounting Standards Board Interpretation No. 4.

The unaudited pro forma results of operations below present the impact on our results of operations as if the Celerity, HighTouch, Onyx, CASA and AIM acquisitions had occurred on January 1, 1999, instead of on their respective later acquisition dates (unaudited):

                                                    SIX MONTHS ENDED JUNE 30,
                                      ---------------------------------------------------------------
                                                 2000                               1999
                                      ---------------------------------------------------------------
                                                           PRO FORMA                        PRO FORMA
                                         HISTORICAL        COMBINED         HISTORICAL       COMBINED
                                         ----------        --------         ----------       --------
          Total revenues               $ 121,995         $ 124,104          $ 105,122       $ 111,373

          Net income (loss)              (32,361)          (34,737)             5,469           3,054

          Basic net income (loss)
          per share                    $   (1.22)        $   (1.31)         $    0.22       $    0.12


          Diluted net income (loss)
          per share                    $   (1.22)        $   (1.31)         $    0.21       $    0.12


In May 2000, we entered into a settlement agreement with the former shareholders of Financial Technology Inc., or FTI, pertaining to the release and distribution of the 97 shares of our common stock that were placed into escrow to secure potential indemnification obligations resulting from our April 1998 acquisition of FTI. In accordance with this settlement agreement, one-half of the escrow shares were released to us and placed into treasury while the remaining escrow shares were released to the former FTI shareholders, representing a full and complete release of the former FTI shareholders' indemnification obligations to us.


NOTE 4 -- EQUITY INVESTMENTS
In March 2000, Open Solutions Inc., or OSI, completed a private placement of its preferred stock. We participated in this financing by purchasing 161 shares of OSI Series F preferred stock for $9.32 per share in order to maintain our approximate 6% ownership of OSI.

In June 2000, Burning Glass Technologies LLC, or Burning Glass, completed a private placement of its preferred and common stock. We participated in this financing by purchasing 239 shares of Burning Glass Preferred Issue stock for $4.18 per share, representing an approximate 3.9% ownership in Burning Glass.

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 5 -- TREASURY SHARE PURCHASE
During April 2000, we repurchased 250 shares of our outstanding common stock for our treasury at an aggregate purchase price of $18,616.


NOTE 6 -- PER SHARE DATA

                                                             THREE MONTHS ENDED
                                                                   JUNE 30,
                                                           -----------------------
                                                             2000          1999
                                                           --------       --------
                                                                 (unaudited)
Net income (loss)                                          $(20,145)      $  3,345
                                                           ========       ========

Shares used in computing basic net income
     (loss) per common share                                 26,955         24,498

Weighted average options to purchase common
     stock as determined by application of the
     treasury stock method                                     --              450

Employee Stock Purchase Plan common stock equivalents
                                                               --               52
                                                           --------       --------
Shares used in computing diluted net income
     (loss) per common share                                 26,955         25,000
                                                           ========       ========

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                           -----------------------
                                                             2000           1999
                                                           --------       --------
                                                                 (unaudited)
Net income (loss)                                          $(32,361)      $  5,469
                                                           ========       ========

Shares used in computing basic net income
     (loss) per common share                                 26,529         25,078

Weighted average options to purchase common
     stock as determined by application of the
     treasury stock method                                     --              576

Employee Stock Purchase Plan common stock equivalents
                                                               --               52
                                                           --------       --------

Shares used in computing diluted net income
     (loss) per common share                                 26,529         25,706
                                                           ========       ========


The 2,230 shares of our common stock now issuable upon the conversion of our 4.75% convertible subordinated notes were not used to calculate diluted net income (loss) per common share for the three and six month periods ended June 30, 2000 and 1999, as the effect would be anti-dilutive.

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


For the three and six month periods ended June 30, 2000, weighted average options to purchase 1,355 and 2,320 shares of common stock and Employee Stock Purchase Plan common stock equivalents of 24 and zero shares, and warrant common stock equivalents of 6 and 6 shares, respectively, were not included in the computation of diluted net loss per common share, as their effect in these periods would be anti-dilutive.


NOTE 7 -- SEGMENT DATA
Our reportable segments are based upon our method of internal reporting to management, whom view our business by functional market. Our operating segments reflect the way our management team organizes and evaluates internal financial information, in order to make operating decisions and assess performance. Each segment represents a strategic business unit that offers unique products and services to its functional market. Our segments are as follows: the Service Industries Group, which includes our HNC Insurance Solutions segment, or IS, our HNC Financial Solutions segment, or FS, and HNC Telecom Solutions, or TS; eHNC; and Retek Inc., or Retek. IS provides users with the ability to reduce fraud losses and streamline operations in the containment of the medical costs of workers' compensation and automobile accident insurance claims, workers' compensation loss reserving, workers' compensation fraud, managed care effectiveness and provider effectiveness. FS provides transaction-based, real-time fraud detection, authorization and action decisions for applications such as credit card charge authorization and the loan approval decision process. TS provides our telecommunications users with the ability to reduce fraud losses and determine customer profitability. eHNC serves e-businesses by providing products that allow online merchants to maximize customer service capabilities and point-of-sale transactions. Retek offers predictive software solutions that allow retailers to build forecasting and marketing models. For presentation purposes in this Report, our former Aptex entity's historical financial information has been combined with eHNC's. Reflected in our "Other" category are TS and our Advanced Technology Solutions group, which primarily provides research and development for the United States government, as well as any corporate activity.

The table below presents segment data for the three and six months ended June 30, 2000 and 1999.

Segment revenue and operating income (loss), which excludes all non-cash expenses such as stock-based compensation expense, acquisition related amortization, and in-process research and development expenses, are as follows (unaudited):

                                                                                            THREE MONTHS ENDED JUNE 30,
                                                                                          -------------------------------
                                                                                                2000              1999
                                                                                            ------------      --------
               Segment revenue:
                   IS                                                                       $     20,055      $    14,838
                   FS                                                                             22,124           16,357
                   Other                                                                           3,844            2,148
                                                                                            --------------    -------------
                       Service Industries Group                                                   46,023           33,343
                   eHNC                                                                            1,821            1,547
                   Retek                                                                          19,588           21,043
                                                                                            ==============    =============
                           Total consolidated revenue                                       $     67,432      $     55,933
                                                                                            ==============    =============


                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                          -------------------------------
                                                                                                2000              1999
                                                                                            ------------      --------
               Segment revenue:
                   IS                                                                       $     39,477      $    28,487
                   FS                                                                             40,728           30,556
                   Other                                                                           5,065            4,926
                                                                                            --------------    -------------
                       Service Industries Group                                                   85,270           63,969
                   eHNC                                                                            3,173            3,464
                   Retek                                                                          33,552           37,689

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                            ==============    =============
                           Total consolidated revenue                                       $    121,995      $    105,122
                                                                                            ==============    =============

                                                                   THREE MONTHS ENDED JUNE 30,
                                                                   ---------------------------
                                                                       2000           1999
                                                                     --------       --------
Segment operating income (loss):
    IS                                                               $  1,848       $  2,721
    FS                                                                  3,613          2,878
    Other                                                                (769)          (523)
                                                                     --------       --------
        Service Industries Group                                        4,692          5,076
    eHNC                                                               (3,200)          (259)
    Retek                                                             (12,737)         3,233
                                                                     --------       --------
            Total segment operating income (loss)                     (11,245)         8,050
    Stock-based compensation                                           (2,621)          --
    Acquisition related amortization                                  (11,546)        (2,056)
    In-process research and development                                (5,050)          --
                                                                     --------       --------
            Consolidated operating income (loss)                      (30,462)         5,994
    Interest and other income, net                                      2,995          1,325
    Interest expense                                                   (1,342)        (1,342)
    Minority interest in losses of consolidated subsidiary              3,028           --
                                                                     ========       ========
            Income (loss) before income tax provision (benefit)      $(25,781)      $  5,977
                                                                     ========       ========

                                                                         SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                    ------------------------
                                                                       2000           1999
                                                                     --------       --------
Segment operating income (loss):
    IS                                                               $  4,917       $  3,426
    FS                                                                  7,297          5,030
    Other
                                                                       (2,719)          (723)
                                                                     --------       --------
        Service Industries Group                                        9,495          7,733
    eHNC                                                               (6,996)           (55)
    Retek                                                             (27,432)         6,309
                                                                     --------       --------
            Total segment operating income (loss)                     (24,933)        13,987
    Stock-based compensation                                           (4,537)          --
    Acquisition related amortization                                  (15,512)        (4,308)
    In-process research and development                                (6,472)          --
                                                                     --------       --------
            Consolidated operating income (loss)                      (51,454)         9,679
    Interest and other income, net                                      6,335          2,970
    Interest expense                                                   (2,684)        (2,684)
    Minority interest in losses of consolidated subsidiary              5,419           --
                                                                     ========       ========
            Income (loss) before income tax provision (benefit)      $(42,384)      $  9,965
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


    Total assets:

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 AS OF JUNE 30,
                                           -------------------------
                                              2000            1999
                                           ---------       ---------
Total segment assets:
    IS                                     $  59,733       $  27,174
    FS                                       101,685          38,236
    Other                                     43,498           5,409
                                           ---------       ---------
        Service Industries Group             204,916          70,819
    eHNC                                       7,154           8,101
    Retek                                    158,049          34,980
                                           ---------       ---------
            Total segment assets             370,119         107,400
    Corporate                                290,893         154,432
    Eliminations                            (122,556)        (24,325)
                                           =========       =========
            Total consolidated assets      $ 538,456       $ 244,007
                                           =========       =========


NOTE 8 -- STOCK-BASED COMPENSATION
Net compensation expense related to stock-based awards totaled $2,621 and $4,537 for the three and six months ended June 30, 2000, respectively. This net compensation expense included net compensation income related to stock-based awards of $651 and $1,364, and amortization of unearned stock-based compensation of $3,272 and $5,901, of which $2,794 and $5,424 related to Retek, during the three and six month periods ended June 30, 2000, respectively.

The compensation income was related to reversals of compensation expense recorded in the fourth quarter of 1999, due to a decrease in the fair values of the options on March 31, 2000 and June 30, 2000. The stock-based awards were granted to consultants, and the fair values of these awards were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0.0%, risk-free interest rate of 6.42%, volatility of 100.0%, and an expected life of 5 months. The unearned stock-based compensation was related to options granted to eHNC employees in the first quarter of 2000. The expense was generated as the options were granted at an exercise price less than deemed fair value for financial reporting purposes. This expense will be amortized over the option vesting periods.

Retek's amortization of unearned stock-based compensation was related to the stock options Retek granted in connection with its initial public offering in the fourth quarter of 1999. The expense was generated as these options were granted at an exercise price less than the deemed fair value for financial reporting purposes.

NOTE 9 -- CONTINGENCIES
Various claims arising in the course of business, seeking monetary damages and other relief, are pending. The amount of the liability, if any, cannot be determined with certainty; however, in the opinion of management, the ultimate liability will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

In January 2000, Nestor dropped its claim of patent infringement against us. In July 2000 we filed a motion with the Court to dismiss our counter-claim that Nestor infringes our patent, and Nestor's claims that the

                                HNC SOFTWARE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


patent is invalid or unenforceable. That motion is still before the court in Rhode Island. The other Nestor claims for antitrust and unfair competition were severed by the court in an earlier ruling and will not be considered until after resolution of the patent issues.

Our claims for patent infringement and unfair competition which were pending in the United States District Court venued in San Diego against Nestor's distributors Transaction Systems Architects, Inc., or TSAI, and ACI Worldwide, Inc., or ACI, where dismissed in April 2000. We agreed with TSAI and ACI to dismiss our lawsuit against them in order to enable us to commence discussions with them regarding a possible future business relationship. However, no agreements have been reached to date with TSAI or ACI.

We believe that these legal proceedings will not result in a material negative impact on our results of operations, liquidity or financial condition.

NOTE 10 -- SUBSEQUENT EVENTS
We announced on August 7, 2000 that our board of directors declared a dividend on our common stock of all the shares of Retek common stock we own. The Retek shares will be distributed on or about September 29, 2000 to our stockholders who are holders of record of our common stock at 5 p.m. Eastern Daylight Time on September 15, 2000, the record date for the dividend. We currently own 40 million Retek shares, representing approximately 84.5% of Retek's outstanding common stock. We have received a private letter ruling from the Internal Revenue Service that the dividend of our shares of Retek stock will be tax-free to HNC and our stockholders for U.S. federal income tax purposes. Our stockholders of record at the record date will receive whole shares of Retek common stock and cash payments for fractional shares. Cash received in lieu of fractional shares will be taxable for U.S. federal income tax purposes.

The number of Retek shares that will be distributed as a dividend on each share of HNC common stock that is outstanding on the September 15, 2000 dividend record date will be determined by the total number of shares of HNC common stock that are outstanding on September 15, 2000. On August 7, 2000, HNC accelerated the vesting of 25 percent of its outstanding stock options that would have been unvested as of the September 15, 2000 record date to afford its option holders the opportunity to participate in receipt of the dividend. As a result of this vesting acceleration, options to purchase approximately 2.8 million shares of HNC common stock will be vested and exercisable between August 7, 2000 and the September 15 record date. In addition, HNC has $100 million of convertible notes outstanding that could be converted into approximately 2.2 million shares of HNC common stock before the record date.

In connection with the Retek dividend, HNC will adjust the exercise price of all of its stock options that are outstanding immediately following payment of the dividend. Because HNC anticipates that this adjustment will be less than the change in value of unvested HNC stock options resulting from the Retek distribution, HNC will pay cash bonuses to employees who hold unvested stock options as of the record date. Based on current analyses, HNC estimates that the aggregate amount of these cash bonuses will be approximately $39 million. HNC anticipates that the adjustment to the exercise price of its unvested options and the cash bonus, taken together, will be less than the change in value of unvested HNC options arising from the Retek distribution. HNC does not plan to pay any cash bonuses to holders of its stock options that vest on or before the record date.

As of July 31, 2000 there were approximately 7.2 million stock options outstanding. As mentioned above, on August 7, 2000 HNC vested 25 percent of its outstanding stock options that would have been unvested as of the September 15, 2000 record date. Such options are exercisable for approximately 1.4 million shares of HNC common stock, resulting in options to purchase approximately 2.8 million shares of HNC common stock vested and exercisable between now and the September 15 record date.

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

Although forward-looking statements in this Report reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known to us and might change if future factual circumstances change. Consequently, all forward-looking statements have inherent risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to differences in results and outcomes include without limitation whether we are successful in integrating new businesses we have recently acquired, decisions we make regarding future strategic directions of our business units, whether we are successful in transitioning many of our products to solutions based on the application service provider, or ASP, business model, as well as those factors discussed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999, or 1999 Annual Report, and this Report should be read in conjunction with our 1999 Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made in this Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

-    RETEK
     Retek completed its initial public offering in November of 1999 and, as of June 30, 2000, we owned approximately 84.5% of Retek's outstanding common stock. Retek provides Internet-based, business-to-business software solutions for retailers and their trading partners, including retail.com, an electronic commerce network that connects retailers to members of their supply chain. Retek also provides a suite of software solutions that address the particular needs of retailers.

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

                              RESULTS OF OPERATIONS

REVENUES
Our revenues are comprised of license and maintenance revenues and services and other revenues. Our revenues for the three months ended June 30, 2000 were $67.4 million, an increase of 20.6% over revenues of $55.9 million for the same period in the prior year. Our revenues for the six months ended June 30, 2000 were $122.0 million, an increase of 16.1% over revenues of $105.1 million for the same period in the prior year.

For a discussion of Retek's license and maintenance revenues and services and other revenues, see pages 37 and 38.

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

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


THREE MONTHS ENDED JUNE 30, 2000
LICENSE AND MAINTENANCE REVENUES. License and maintenance revenues were $42.4 million for the second quarter in 2000, an increase of 2.6% from $41.3 million for the second quarter in 1999. This $1.1 million increase from the prior year quarter was driven by a $4.1 million decrease at Retek, and offset by a combined increase of $5.2 million at our Service Industries Group and eHNC. The decrease in our Retek segment's license and maintenance revenues quarter over quarter is due to Retek's revised contract terms, generally resulting in revenue being recognized over a number of quarters rather than upon delivery. Our recurring license and maintenance revenues, as a percentage of total license and maintenance revenues, increased to 73.6% in the second quarter of 2000, up from 59.0% for the same period in 1999.

     Within our Service Industries Group, our IS segment license and maintenance revenues decreased by $.5 million, or 4.1%, from the second quarter in 1999 to the second quarter in 2000, offset primarily by a $3.6 million, or 33.1%, increase at our FS segment and a $1.6 million, or 112%, increase in our other aggregated Service Industries Group revenues. The decrease at our IS segment resulted in part from IS's transfer of customer contracts for the CompCompare and ProviderCompare products to a third party under a master license agreement signed in the third quarter of 1999. We no longer receive license and maintenance fees from the transferred contracts and instead receive royalty fees which are classified as services and other. Also contributing to the IS decrease was a decline in PPO revenues as a result of industry consolidations and increasing price competition, offset in part by the addition of new customers. The increase at our FS segment is primarily due to increases in sales of our Falcon and Capstone products while the increase in other aggregated Service Industies Group revenues is attributable primarily to growth in the TS license and maintenance business.

SERVICES AND OTHER REVENUES. Services and other revenues increased 71.5% from the second quarter in 1999 to the second quarter in 2000, from $14.6 million to
25.0 million. This $10.4 million increase from the prior year quarter was driven primarily by a $7.9 million increase at our Service Industries Group and a $2.7 million increase at Retek.

Within our Service Industries Group, our IS segment services and other revenues increased $5.7 million, or 208.1%, from the second quarter in 1999 to the second quarter in 2000. Of this increase, $2.7 million is related to the commencement of full-scale service bureau operations for a primary customer. The remaining $3.0 million is primarily due to overall growth in our service bureau customer base at IS. Our FS segment services and other revenues increased $2.1 million, or 39.6%, from the second quarter in 1999 to the second quarter in 2000. The increase at FS was primarily related to a higher volume of Capstone implementations.

SIX  MONTHS ENDED JUNE 30, 2000
LICENSE AND MAINTENANCE REVENUES. License and maintenance revenues were $74.2 million for the six months ended June 30, 2000, a decrease of 4.7% from $77.8 million for the same period in 1999. This $3.6 million decrease from the prior year quarter was driven by a $9.4 million decrease at Retek, and offset by an increase of $5.8 million at our Service Industries Group and eHNC. The decrease in our Retek segment's license and maintenance revenues from the six months ended June 30, 1999 to the six months ended June 30, 2000 is due to Retek's revised contract terms, generally resulting in revenue being recognized over a number of quarters rather than upon delivery. Our recurring license and maintenance revenues, as a percentage of total license and maintenance revenues, increased to 77.5% in the six months ended June 30, 2000, up from 62.0% for the same period in 1999.

Within our Service Industries Group, our IS segment license and maintenance revenues decreased $.9 million, or 3.7%, from the six months ended June 30, 1999 to the six months ended June 30, 2000, offset primarily by a $6.2, or 29.8%, increase at our FS segment and a $.3 million, or 8.5%, increase in our other aggregated Service Industries Group revenues. The decrease in the six months ended June 30, 2000 at our IS segment resulted in part from IS's transfer of customer contracts for the CompCompare and ProviderCompare products to a third party under a master license agreement signed in the third quarter of 1999. We no longer receive license and maintenance fees from the transferred contracts and instead

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


receive royalty fees, which are classified as services and other. Also contributing to the decrease was a decline in PPO revenues as a result of industry consolidations and increasing price competition, offset in part by the addition of new customers. The increase at our FS segment is primarily due to increases in sales of our Falcon and Capstone products while the increase in other aggregated Service Industies Group revenues is attributable primarily to growth in the TS license and maintenance business.

SERVICES AND OTHER REVENUES.
Services and other revenues increased 75.0% from the six months ended June 30, 1999 to the six months ended June 30, 2000, from $27.3 million to $47.8 million. This $20.5 million increase from the prior year was driven primarily by a $15.7 million increase at our Service Industries Group and eHNC and a $5.2 million increase at Retek.

Within our Service Industries Group, our IS segment services and other revenues increased $11.9 million, or 263.7%, from the second quarter in 1999 to the second quarter in 2000. Of this increase, $6.9 million is related to the commencement of full scale service bureau operations for a primary customer. The remaining $5.0 million is primarily due to growth in our service bureau customer base at IS. Our FS segment services and other revenues increased $4.0 million, or 40.6%, from the six months ended June 30, 1999 to the six months ended June 30, 2000. The increase at FS was primarily related to a higher volume of Capstone implementations.


GROSS MARGIN
LICENSE AND MAINTENANCE GROSS MARGIN. License and maintenance costs primarily represent our expenses for personnel engaged in customer support, travel to customer sites and documentation materials, and exclude non-cash stock compensation expense of $167 and $293 for the three and six months ended June 30, 2000, respectively.

For discussion of Retek's license and maintenance cost of revenues, see page 38.

SERVICES AND OTHER GROSS MARGIN. Services and other expenses consist of personnel and other expenses associated with providing installation and implementation services and performing development, consulting, and research and development contracts, and the costs associated with service bureau operations and exclude non-cash stock compensation expense of $401 and $795 for the three and six months ended June 30, 2000, respectively.

For discussion of Retek's services and other cost of revenues, see page 38.

THREE MONTHS ENDED JUNE 30, 2000
LICENSE AND MAINTENANCE GROSS MARGIN. Our gross margins on license and maintenance revenues decreased 7.7% from the second quarter in 1999 to the second quarter in 2000, from 75.5% to 67.8%. This decrease was driven by a 29.8% decline at Retek, and was offset by an increase of 4.1% at our Service Industries Group.

Within our Service Industries Group from the second quarter of 1999 to the second quarter of 2000, license and maintenance gross margin from our IS segment remained relatively constant, decreasing 1.5%, while gross margin from our FS segment also remained relatively constant, increasing 2.2%. Gross margin from our other aggregated Service Industries Group's segments increased by 6.9% due primarily to growth in the TS license and maintenance business.

SERVICES AND OTHER GROSS MARGIN. Our gross margin on services and other revenues decreased 2.8%, to 26.5% for the second quarter of 2000 from 29.3% for the second quarter of 1999. The decrease in our services and other gross margin was driven by a 6.7% decrease for our Service Industries Group, and was offset by a 5.9% increase at Retek.

Within our Service Industries Group, services and other gross margin from our IS segment improved 5.0% from the second quarter of 1999 to the second quarter of 2000, while gross margin from our FS segment decreased by 16.3%. Our IS segment's gross margins increased quarter over quarter primarily because

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


of improved efficiencies in their service bureau operations. FS decreased primarily due to the increased use of third party consultants, who have a higher average cost and lower gross margin than internal resources, for Capstone implementations.

SIX  MONTHS ENDED JUNE 30, 2000
LICENSE AND MAINTENANCE GROSS MARGIN. Our gross margins on license and maintenance revenues decreased 8.6% from the six months ended June 30, 1999 to the six months ended June 30, 2000, from 73.2% to 64.6%, respectively. This decrease was driven by a 37.0% decline at Retek, and was offset by an increase of 5.1% at our Service Industries Group.

Within our Service Industries Group from the six months ended June 30, 1999 to the six months ended June 30, 2000, license and maintenance gross margin from our IS segment increased 4.2%, while gross margin from our FS segment remained relatively constant, increasing by 2.3%. IS gross margins increased primarily due to reductions in PPO access fees and the re-alignment of resources.

SERVICES AND OTHER GROSS MARGIN. Our gross margin on services and other revenues remained relatively flat, to 30.0% for the six months ended June 30, 2000 from 30.5% for the six months ended June 30, 1999. The activity in our services and other gross margin was driven by a 3.2% increase for our Service Industries Group, and was offset by a 5.4% decrease at Retek.

Within our Service Industries Group, services and other gross margin from our IS segment improved 20.4% from the six months ended June 30, 1999 to the six months ended June 30, 2000, while gross margin from our FS segment decreased by 9.0%. Our IS segment's gross margins increased primarily because of improved efficiencies in their service bureau operations. Our FS segment's gross margins decreased primarily due to the increased use of third party consultants, who have a higher average cost and lower gross margin than internal resources, for Capstone implementations.


RESEARCH AND DEVELOPMENT EXPENSE
Research and development expenses consist primarily of salaries and other personnel-related expenses, subcontracted development services, depreciation for development equipment, and supplies and exclude non-cash stock compensation expense of $1,348 and $2,553 for the three and six months ended June 30, 2000, respectively.

For a discussion of Retek's research and development expense see page 38.

THREE MONTHS ENDED JUNE 30, 2000
Research and development expenses increased $7.4 million or 63.4%, to $19.0 million in the second quarter of 2000 from $11.6 million in the second quarter of 1999.

Research and development expenses from the Service Industries Group increased to $9.3 million in the second quarter of 2000 from $5.6 million in the second quarter of 1999. Research and development expenses from our Insurance Solutions segment increased to $3.4 million in the second quarter of 2000 from $1.9 million in the second quarter of 1999; research and development expenses from our Financial Solutions segment increased to $4.5 million in the second quarter of 2000 from $3.0 million in the second quarter of 1999; and research and development expenses associated with our other aggregated Service Industries Group segments increased to $1.4 million in the second quarter of 2000 from $0.7 million in the second quarter of 1999. The increases in absolute dollars quarter over quarter were attributable to increases in staffing and related costs to support new product development activities primarily for our CompAdvisor, Capstone and Falcon products. We anticipate that research and development expenses will increase in dollar amount and could increase as a percentage of total revenues for the foreseeable future.


SIX MONTHS ENDED JUNE 30, 2000

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


Research and development expenses increased $14.1 million or 66.5%, to $35.2 million in the six months ended June 30, 2000 from $21.1 million in the six months ended June 30, 1999.

Research and development expenses from the Service Industries Group increased to $16.1 million in the six months ended June 30, 2000 from $10.5 million in the six months ended June 30, 1999. Research and development expenses from our Insurance Solutions segment increased to $5.9 million in six months ended June 30, 2000 from $3.7 million in the six months ended June 30, 1999, research and development expenses from our Financial Solutions segment increased to $7.7 million in the six months ended June 30, 2000 from $5.6 million in the six months ended June 30, 1999, while research and development expenses associated with our other aggregated Service Industries Group segments increased to $2.4 million in the six months ended June 30, 2000 from $1.2 million in the six months ended June 30, 1999. The increases in absolute dollars period over period were attributable to increases in staffing and related costs to support new product development activities primarily for our CompAdvisor, Capstone and Falcon products. We anticipate that research and development expenses will increase in dollar amount and could increase as a percentage of total revenues for the foreseeable future.


SALES AND MARKETING EXPENSE
Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel, entertainment and promotional expenses and exclude non-cash stock compensation expense of $1,020 and $1,601 for the three and six months ended June 30, 2000, respectively.

For a discussion of Retek's sales and marketing expenses see page 39.

THREE MONTHS ENDED JUNE 30, 2000
Sales and marketing expenses increased 72.6% to $18.6 million in the second quarter of 2000, from $10.8 million in the second quarter of 1999. This increase was primarily driven by a 111.6% increase at Retek, and by a 24.6% increase from the Service Industries Group. Within our Service Industries Group, sales and marketing expense increased by 89.3% at our IS segment, remained relatively constant at our FS segment, increasing by 2.0%, and increased by 45.3% within our other aggregated Service Industries Group segments, primarily related to our TS business unit. The increases in IS and TS sales and marketing expenses were due primarily to increases in staffing related to the expansion of direct sales and marketing staff. Contributing to the increases were increased expenses for trade shows, advertising, corporate marketing programs and other expenses to support recently acquired businesses. We expect sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future. These expenses could also increase as a percentage of total revenues as we continue to develop a direct sales force in Europe and other international markets, expand our domestic sales and marketing organization and increase the breadth of our product lines.

SIX MONTHS ENDED JUNE 30, 2000
Sales and marketing expenses increased 71.2% to $35.2 million in the six months ended June 30, 2000, from $20.5 million in the six months ended June 30, 1999. This increase was primarily driven by a 118.7% increase at Retek, and by a 17.8% increase from the Service Industries Group.

Within our Service Industries Group, sales and marketing expense increased 94.4% at our IS segment, remained relatively flat at our FS segment, decreasing by 2.0%, and increased by 10.9% within our other aggregated Service Industries Group segments, primarily related to our TS business unit. The increases in IS and TS sales and marketing expenses were due primarily to increases in staffing related to the expansion of direct sales and marketing staff. Contributing to the increases were increased expenses for trade shows, advertising, corporate marketing programs and other expenses to support recently acquired businesses. The decrease FS experienced during the six months ended June 30, 2000, was related to the timing of various marketing efforts. We expect sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future. These expenses could also increase as a percentage of total revenues as we continue to develop a direct sales force in Europe and other international markets, expand our domestic sales and marketing organization and increase the breadth of our product lines.

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


GENERAL AND ADMINISTRATIVE EXPENSE General and administrative expenses consist primarily of personnel costs for finance, contract administration, human resources and general management, as well as acquisition, insurance and professional services expenses and exclude non-cash stock compensation income of $315 and $705 for the three and six months ended June 30, 2000, respectively.

For a discussion of Retek's general and administrative expenses see page 39.

THREE MONTHS ENDED JUNE 30, 2000
General and administrative expenses increased 78.6%, to $9.0 million in the second quarter of 2000, from $5.1 million in the second quarter of 1999. This growth was primarily driven by a 99.3% increase at Retek, and related to increased staffing and related expenses, including recruiting costs, to support higher levels of sales and development activity, resulting in part from our recent acquisitions and to support Retek's status as a public company. Our Service Industries Group's general and administrative expense increased $1.5 million quarter over quarter, driven by a $0.7 million increase at our FS segment, a $0.5 million increase at our IS segment and a $.3 million increase at our other aggregated Service Industries Group segments, due primarily to increased staffing to support a higher volume of business


SIX MONTHS ENDED JUNE 30, 2000
General and administrative expenses increased 74.5%, to $16.8 million in the six months ended June 30, 2000, from $9.6 million in the six months ended June 30, 1999. This growth was primarily driven by a 78.6% increase at Retek, and related to increased staffing and related expenses, including recruiting costs, to support higher levels of sales and development activity, resulting in part from our recent acquisitions and to support Retek's status as a public company. Our Service Industries Group's general and administrative expense increased $2.9 million from the prior year, driven by a $1.3 million increase at our FS segment, a $0.8 million increase at our IS segment and a $0.8 million increase at our other aggregated Service Industries Group segments, due primarily to increased staffing to support a higher volume of business.

STOCK-BASED COMPENSATION EXPENSE

THREE MONTHS ENDED JUNE 30, 2000
We recognized $2.6 million of stock-based compensation expense related to stock-based compensation agreements, calculated at fair value. This net expense consisted of approximately $2.8 million of stock-based compensation expense for Retek, offset by approximately $0.2 million of stock-based compensation income, net, for our Service Industries Group and eHNC in the second quarter of 2000. Stock-based awards issued to non-employees are accounted for using a fair value method and are marked to fair value at each period end until the earlier of the date the performance by the non-employee is complete or the awards are fully vested. See Note 8 to the financial statements in this Report for further discussion.

SIX MONTHS ENDED JUNE 30, 2000
We recognized $4.5 million of stock-based compensation expense related to stock-based compensation agreements, calculated at fair value. This net expense consisted of approximately $5.4 million of stock-based compensation expense for Retek, offset by $0.9 million of stock-based compensation income, net, for our Service Industries Group and eHNC in the six months ended June 30, 2000. Stock-based awards issued to non-employees are accounted for using a fair value method and are marked to fair value at each period end until the earlier of the date the performance by the non-employee is complete or the awards are fully vested. See Note 8 to the financial statements in this Report for further discussion.

For a discussion of Retek's stock-based compensation expense see page 41.

ACQUISITION-RELATED AMORTIZATION EXPENSE

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


THREE MONTHS ENDED JUNE 30, 2000
Acquisition-related amortization expense was $11.5 million in the second quarter of 2000, compared to $2.1 million in the second quarter of 1999. These expenses represent the amortization of intangible assets purchased in conjunction with our acquisitions of Celerity and HighTouch in the second quarter of 2000; AIM, CASA and Onyx in the first quarter of 2000; WebTrak in 1999; and our acquisitions of Practical Control Systems Technologies, Inc. or PCS, FTI (now HNC Financial Solutions, Inc.) and the Advanced Telecommunications Abuse Control System, or ATACS product line assets during 1998. The average amortization period and useful life for these intangible assets is approximately 3.5 years.

SIX MONTHS ENDED JUNE 30, 2000
Acquisition-related amortization expense was $15.5 million in the six months ended June 30, 2000, compared to $4.3 million in the six months ended June 30, 1999. These expenses represent the amortization of intangible assets purchased in conjunction with our acquisitions of Celerity and HighTouch in the second quarter of 2000; AIM, CASA and Onyx in the first quarter of 2000; WebTrak in 1999; and our acquisitions of Practical Control Systems Technologies, Inc. or PCS, FTI (now HNC Financial Solutions, Inc.) and the Advanced Telecommunications Abuse Control System, or ATACS product line assets during 1998. The average amortization period and useful life for these intangible assets is approximately
3.5 years.

For a discussion of Retek's acquisition related amortization expense see page
39.

IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE

THREE AND SIX MONTHS ENDED JUNE 30, 2000
During the quarter ended March 31, 2000, we recorded in-process research and development expense of $1.4 million related to our acquisition of CASA. During the quarter ended June 30, 2000, we recorded additional in-process research and development expense of $5.1 million, consisting of $1.1 million and $4.0 million related to our acquisitions of Celerity and HighTouch, respectively.

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

Celerity is involved in electronic data interchange ("EDI") for the workers' compensation industry. The company is a developer and provider of translation software, desktop software, and value-added network services in support of the claims handling process. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. Prior to its acquisition, Celerity primarily sold its software and network services to insurance carriers, third party administrators managed care organizations, employers, and medical providers to facilitate the workers compensation claims handling process. At the time of acquisition, Celerity had a number of new technologies under development related to world-wide web-enabling and EDI network technology. These in-process R&D projects were estimated to achieve technological feasibility in the second and third quarters of 2000.

HighTouch is a provider of customized software and services relating to customer relationship management ("CRM"). The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4.

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


Prior to its acquisition, HighTouch primarily sold customized software and services to a variety of customers in the retail industry. At the time of acquisition, HighTouch had technology under development relating to the creation of the company's first fully integrated standardized off-the-shelf CRM product. This in-process R&D project was estimated to achieve technological feasibility in the third quarter of 2000.

We used an independent appraisal firm to assist us with our valuations of the fair market values of the purchased assets of CASA, Celerity and HighTouch. Fair market value is defined as the estimated amount at which an asset might be expected to be exchanged between a willing buyer and willing seller assuming the buyer continues to use the assets in its current operations. The in-process R&D projects were valued through the use of a discounted cash flow analysis, taking into account projected future cash flows associated with these projects once they achieve technological feasibility, their stage of completion as of the acquisition date, and the expected return requirements (i.e. discount rate) for present valuing of the projected cash flows. Stage of completion was estimated by considering time, cost, and complexity of tasks completed prior to the acquisition as a percentage of total time, cost and effort required for the total project up to achieving technological feasibility.

With respect to the projected financial information provided to our appraiser, CASA prepared a detailed set of projections forecasting revenue from the new algorithms as well as gross profit and operating profit margins, Celerity prepared a detailed set of projections forecasting revenue from the web-enabling and EDI technology as well as gross profit and operating profit margins, and Retek prepared a detailed set of projections forecasting revenue from the CRM technology as well as gross profit and operating profit margins. These projections were made based on an assessment of customer needs and the expected pricing and cost structure.

With respect to the discount rates used in the valuation approach, the incomplete technology represents a mix of near and mid-term prospects for the business and imparts a level of uncertainty to its prospects. A reasonable expectation of return on the incomplete technology would be higher than that of completed technology due to these inherent risks. As a result, for CASA, Celerity and HighTouch, the earnings associated with incomplete technology were discounted at rates of 27.0%, 24.3% and 26.2%, respectively, based upon the methodologies described below.

The Capital Asset Pricing Model was used to determine the cost of equity. It combines a risk free rate of return with an equity risk premium multiplied by a factor, referred to as Beta, which is based on the performance of common stock prices of similar publicly traded companies. Employing these data for CASA, Celerity and HighTouch, the discount rates attributable to the businesses were 22.0%, 19.3%, and 21.2%, respectively, which was used for valuing completed technology. Since incomplete technology would require a higher return than completed technology, the valuation report prepared by our appraiser used rates of 27.0%, 24.3% and 26.2% for CASA, Celerity and HighTouch, respectively, to present value cash flows (in excess of a return on other assets of the business) attributable to in-process research and development projects.

The Casa, Celerity and HighTouch in-process research and development projects continue to progress, in all material respects, consistently with our original assumptions that were provided to the independent appraiser and used to value the in-process research and development.

These statements regarding revenues and expenses are forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those anticipated. Our inability to complete the in-process technologies within the expected timeframes could materially impact future revenues and earnings, which could have a negative impact on our business, financial condition and results of operations.

For a discussion of Retek's in-process research and development, see page 40.

OTHER INCOME, NET

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


THREE AND SIX MONTHS ENDED JUNE 30, 2000

Other income, net is comprised primarily of interest income earned on cash and investment balances. Other income, net for the second quarter of 2000 was $3.0 million, compared to $1.3 million in the second quarter of 1999. Other income, net for the six months ended June 30, 2000 was $6.3 million, compared to $3.0 million in the six months ended June 30, 1999. The increase in other income, net during the three and six months ended June 30, 2000 was attributable primarily to an increase in interest income as a result of higher average cash and investment balances during the first and second quarters in 2000 as compared to the same periods in 1999. The higher cash and investment balances can be attributed in part to the net proceeds received from Retek's initial public offering in November 1999, proceeds from stock option exercises and employee stock purchase plan contributions, as well as the net effect of other operating, investing and financing activities between the respective periods.


INCOME TAXES

THREE MONTHS ENDED JUNE 30, 2000

The income tax benefit was $5.6 million in the second quarter of 2000, compared to an income tax expense of $2.6 million in the second quarter of 1999. The income tax benefit for the second quarter of 2000 includes the effects of: non-deductible, one-time write-offs of in-process research and development related to the purchases of AIM, CASA, Onyx, Celerity and HighTouch; Retek minority interest; stock-based compensation expense; and non-deductible acquisition related amortization expense. The income tax expense for the second quarter of 1999 includes the effects of non-deductible acquisition related amortization expense. These provisions are based on our estimates of the effective tax rates during those respective full fiscal years.

SIX MONTHS ENDED JUNE 30, 2000

The income tax benefit was $10.0 million in the six months ended June 30, 2000, compared to an income tax expense of $4.5 million in the six months ended June 30, 1999. The income tax benefit for the six months ended June 30, 2000 includes the effects of: non-deductible, one-time write-offs of in-process research and development related to the purchases of AIM, CASA, Onyx, Celerity and HighTouch; Retek minority interest; stock-based compensation expense; and non-deductible acquisition related amortization expense. The income tax expense for the six months ended June 30, 1999 includes the effects of non-deductible acquisition related amortization expense. These provisions are based on our estimates of the effective tax rates during those respective full fiscal years.


                        LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED JUNE 30, 2000

Net cash used in operating activities was $5.8 million for the six months ended June 30, 2000, compared to net cash provided by operating activities of $16.1 million during the same period in 1999. Cash used in operating activities during the first six months of 2000 includes $6.0 million of net cash provided by operations, offset by $11.8 million of net working capital requirements. The net working capital requirements primarily reflect increases in trade accounts receivable and deferred income taxes, offset by an increase in deferred revenue.

Net cash used in investing activities was $79.5 million for the six months ended June 20, 2000, compared to net cash provided by investing activities of $2.3 million during the same period in 1999. Cash used in investing activities during the first six months of 2000 included $40.8 million in net investment purchases, $16.1 million expended for the purchase of property and equipment, $18.8 million paid in connection with our business acquisitions, net of cash acquired, and $3.8 million paid out in connection with equity investments and employee loans made.

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


Net cash provided by financing activities was $30.6 million for the six months ended June 30, 2000, compared to net cash used in financing activities of $47.8 million during the same period in 1999. Cash provided by financing activities during the first six months of 2000 includes $30.0 million in proceeds resulting from stock option exercises and employee stock purchase plan contributions under both HNC and Retek plans and $20.7 million in proceeds from the sale of trade receivables, offset by $18.6 million in cash expended to repurchase HNC common stock for treasury and $1.5 million used to repay debt and capital lease obligations.

As of June 30, 2000, we had $150.0 million in cash, cash equivalents and investments available for sale. We believe that our current cash, cash equivalents and investments available for sale balances, borrowings under our credit facility as well as expected net cash provided by operating activities, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We expect to continue making significant investments in capital assets, including computer equipment and building improvements, during 2000. We intend to invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities. A portion of our cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies or data. The proceeds from the Notes will continue to be used for general corporate purposes, including working capital and possibly to acquire complementary businesses, products or technologies.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", or SAB 101, which provides additional guidance in applying generally accepted accounting principles for the recognition and reporting of revenue for certain transactions that existing accounting rules do not specifically address. An amendment in June 2000 delayed SAB 101's effective date until the fourth quarter of 2000. We are currently evaluating the impact, if any, that SAB 101 may have on our consolidated financial statements.

In January 200, the Financial Accounting Standards Board's Emerging Issues Task Force published Issue No. 00-2 "Accounting for Web Site Development Costs", or EITF 00-2. EITF 00-2 applies the guidance

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


given in the American Institute of Certified Public Accountants's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", or SOP 98-1, to Web site development costs. Under SOP 98-1, software development costs, consisting of internally developed software and Web site development costs, include internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation to hardware and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. The estimated useful lives are based on planned or expected significant modification or replacement of software applications, in response to the rapid rate of change in the internet industry and technology in general. Adoption of EITF 00-2 is required for the third quarter of 2000. We are currently evaluating the impact, if any, that EITF 00-2 may have on our consolidated financial statements.

                                   RETEK INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                        JUNE 30,       DECEMBER 31,
                                                                          2000            1999
                                                                        ---------       ---------
                                                                       (unaudited)
                                   ASSETS

Current assets:
  Cash and cash equivalents                                             $  38,379       $  83,680
  Short-term investments available for sale - debt                          3,898              --
  Trade accounts receivable, net                                           22,044          24,383
  Current portion of deferred income taxes                                  1,589          11,177
  Other current assets                                                      9,861           5,560
                                                                        ---------       ---------
          Total current assets                                             75,771         124,800
                                                                        ---------       ---------
Long-term investments available for sale                                    6,045              --
Property and equipment, net                                                17,078           8,291
Intangible assets, net                                                     32,978           8,958
Deferred income taxes, less current portion                                34,746          12,151
Other assets                                                                   59              33
                                                                        =========       =========
                                                                        $ 166,677       $ 154,233
                                                                        =========       =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $   5,494       $   5,946
  Accrued liabilities                                                       3,600           3,030
  Deferred revenue                                                         33,766           5,883
  Note payable                                                              3,501              --
  Payable to HNC Software Inc.                                                755          15,399
                                                                        ---------       ---------
          Total current liabilities                                        47,116          30,258
                                                                        ---------       ---------

Deferred revenue, net of current portion                                      762              --
                                                                        ---------       ---------
          Total liabilities                                                47,878          30,258
                                                                        ---------       ---------

Stockholders' equity:
 Preferred stock, $0.01 par value -- 5,000 shares
     authorized; no shares issued and outstanding;                             --              --
 Common stock, $0.01 par value -- 150,000 shares authorized
     and outstanding at June 30, 200 and December 31, 1999,
     respectively; 47,356 and 46,503 shares issued and outstanding
     at June 30, 2000 and December 31, 1999,respectively                      474             465
  Paid-in capital                                                         156,638         140,089
  Unearned stock-based compensation                                       (14,554)        (19,978)
  Accumulated other comprehensive loss                                     (1,240)           (582)
  Retained earnings (deficit)                                             (22,519)          3,981
                                                                        ---------       ---------
          Total stockholders' equity                                      118,799         123,975
                                                                        =========       =========
                                                                        $ 166,677       $ 154,233
                                                                        =========       =========


          See accompanying notes to consolidated financial statements.

                                   RETEK INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                           THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------           ---------------------------
                                                             2000               1999               2000               1999
                                                           --------           --------           --------           --------
Revenue:
  License and maintenance                                  $ 11,508           $ 15,656           $ 17,938           $ 27,314
  Services and other                                          8,081              5,387             15,615             10,376
                                                           --------           --------           --------           --------
    Total Revenue                                            19,589             21,043             33,553             37,690
                                                           --------           --------           --------           --------
Cost of revenue:
  License and maintenance (1), (2)                            5,305              1,854              9,473              3,258
  Services and other (1)                                      5,878              4,577             11,387              7,462
                                                           --------           --------           --------           --------
    Total cost of revenue                                    11,183              6,431             20,860             10,720
                                                           --------           --------           --------           --------
    Gross Profit                                              8,406             14,612             12,693             26,970
Operating expenses:
  Research and development (1)                                8,786              5,460             16,794              9,737
  Sales and marketing(1)                                      9,642              4,556             18,313              8,374
  General and administrative                                  2,715              1,363              5,018              2,551
  Amortization of stock-based compensation                    2,794                                 5,424
  Acquired in-process research and
    development                                               4,000                                 4,000
  Acquisition related amortization of intangibles             1,763                258              2,542                516
                                                           --------           --------           --------           --------
    Total operating expenses                                 29,700             11,637             52,091             21,178
                                                           --------           --------           --------           --------
Operating (loss) income                                     (21,294)             2,975            (39,398)             5,792
Other income, net                                               409                 (2)             1,451                 14
                                                           --------           --------           --------           --------
  (Loss) income before tax (benefit)
    provision                                               (20,885)             2,973            (37,947)             5,806
Income tax (benefit) provisions                              (5,671)             1,201            (11,447)             2,346
                                                           --------           --------           --------           --------
  Net (loss) income                                         (15,214)             1,772            (26,500)             3,460
                                                           ========           ========           ========           ========
Basic and diluted net loss per common share                   (0.32)                                (0.57)
                                                           ========                              ========
Weighted average shares used in computing
  basic and diluted net loss per common share                47,036                                46,770
                                                           ========                              ========
Pro forma basic net income per common share                                       0.04                                  0.09
                                                                              ========                              ========
Weighed average shares used in  computing
  pro forma basic net income per common share                                   40,000                                40,000
                                                                              ========                              ========



(1) Excludes non-cash, amortization of stock-
    based compensation as follows:
Cost of revenue:
  License and maintenance                                       158                                   306
  Services and other                                            401                                   779
Operating expenses:
  Research and development                                    1,334                                   589
  Sales and marketing                                           626                                 1,216
  General and administrative                                    275                                   534
                                                           --------                              --------
    Total amortization of stock-based
       compensation                                        $  2,794                              $  5,424
                                                           ========                              ========
(2) Excludes non-cash, acquisitions related
amortization of tangibles:
  License and maintenance                                  $    770           $     92           $  1,273           $    183
                                                           ========           ========           ========           ========


          See accompanying notes to consolidated financial statements.

                                   RETEK INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                          ---------------------------
                                                                            2000               1999
                                                                          --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income .........................................          $(26,500)          $  3,460
     Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Provision for doubtful accounts ...........................               445              1,491
     Depreciation and amortization expense .....................             4,608              1,873
     Amortization of stock-based compensation ..................             5,424                 --
     Acquired in-process research and development ..............             4,000                 --
     Deferred tax benefit ...............................                  (14,868)              (206)
     Tax benefit from stock option transactions ................             3,420                 37
     Changes in assets and liabilities, excluding business
     Acquisitions:
           Accounts receivable .................................             1,894             (8,165)
           Other assets ........................................            (4,282)             1,415
           Accounts payable ....................................              (523)             1,552
           Accrued liabilities .................................               274                276
           Deferred revenue ....................................            28,034               (435)
                                                                          --------           --------
         Net cash provided by operating activities .............             1,926              1,298
                                                                          --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash purchased in business acquisitions ...................               166                 --
     Cash paid for business acquisition ........................           (18,694)                --
                                                                                             --------
      Net purchases of investments for sale ....................            (9,953)                --
     Acquisitions of property and equipment ....................           (10,646)            (2,753)
                                                                          --------           --------
         Net cash used in investing activities .................           (39,127)            (2,753)
                                                                          --------           --------
CASH FLOWS FROM FINANCING ACTIVITES:
   Net proceeds from the insurance of Retek common stock .......             5,635                 --
   Proceeds from insurance notes ...............................             2,250                 --
   Repayment of debt ...........................................              (693)                --
   Borrowings from HNC Software Inc. ...........................               755             28,656
   Repayments to HNC Software Inc. .............................           (15,399)           (26,673)
                                                                          --------           --------
         Net cash (used in) provided by financing activities ...            (7,452)             1,983
                                                                          --------           --------
  Effect of exchange rate changes on cash ......................              (658)               (13)
                                                                          --------           --------
  Net (decrease) increase  in cash and cash equivalents ........           (45,311)               515
  Cash and cash equivalents at beginning of period .............            83,680                415
                                                                          --------           --------
  Cash and cash equivalents at end of period ...................          $ 38,369           $    930
                                                                          ========           ========
SIGNIFICANT NON-CASH FINANCING ACTIVITES:
Business acquisitions through issuance of Retek Common stock and
options ........................................................          $  7,503
                                                                          ========


          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          AND COMPREHENSIVE LOSS FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (In thousands)
                                   (Unaudited)


                                                                                                                      ACCUMULATED
                                                COMMON STOCK                                        DEFERRED            OTHER
                                           -----------------------           PAID-IN              STOCK-BASED       COMPREHENSIVE
                                           SHARES           AMOUNT           CAPITAL              COMPENSATION       INCOME (LOSS)
                                           ------           ------           -------              ------------       -------------
BALANCE AT DECEMBER 31,
  1999 ........................            46,503            $465            $ 140,089             $(19,978)            $  (582)
Tax benefit from exercise of
 HNC Software Inc. stock
 options ......................                --              --                3,420                   --                  --
Common stock issuance
 Costs ........................                --              --                 (287)                  --                  --
Common stock issued under
 employee stock purchase plan..               464               5                5,917                   --                  --
Common stock and stock
 options issues for acquisition
 of High Touch ................               389               4                7,499                   --                  --
Amortization of stock-based
 compensation .................                --              --                   --                5,424                  --
Unrealized loss on
 investments ..................                --              --                   --                   --                 (54)
Foreign currency translation
 adjustment ...................                --              --                   --                   --                (604)
Net loss ......................                --              --                   --                   --                  --
                                           ------            ----            ---------             --------             -------
BALANCE AT MARCH 31, 2000 .....            47,356            $474            $ 156,638             $(14,554)            $(1,240)
                                           ======            ====            =========             ========             =======


                                           RETAINED             STOCKHOLDERS'        COMPREHENSIVE
                                           EARNINGS                EQUITY            INCOME (LOSS)
                                           --------                ------            -------------
BALANCE AT DECEMBER 31,
  1999 ........................            $  3,981             $ 123,975                   --
Tax benefit from exercise of
 HNC Software Inc. stock
 options ......................                  --                 3,420                   --
Common stock issuance
 Costs ........................                  --                  (287)                  --
Common stock issued under
 employee stock purchase plan..                  --                 5,922                   --
Common stock and stock
 options issues for acquisition
 of High Touch ................                  --                 7,503                   --
Amortization of stock-based
 compensation .................                  --                 5,424                   --
Unrealized loss on
 investments ..................                  --                   (54)            $    (54)
Foreign currency translation
 adjustment ...................                  --                  (604)                (604)
Net loss ......................             (26,554)              (26,500)             (26,554)
                                           --------             ---------             --------
BALANCE AT MARCH 31, 2000 .....            $(22,519)            $ 118,799             $(27,212
                                           ========             =========             ========


          See accompanying notes to consolidated financial statements.

                                  RETEK INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION

The Company

Retek Inc. and its wholly owned subsidiaries, Retek Information Systems, Inc., WebTrak Limited and HighTouch Technologies ("Retek" or the "Company") develop Internet based business-to-business commerce networks, warehouse management software solutions, and market and support management decision software products for retailers and their trading partners. The Internet based business-to-business commerce networks provide retailers a single point of access for all members of the retail supply chain. Additional solutions offered through the retail.com portal provide a collaborative approach to traditional retail challenges. These solutions are designed to increase efficiencies by sharing data among retailers and their trading partners, effectively shortening their supply chains. The predictive software solutions employ proprietary neural-network predictive decision engines, profiles, traditional statistical modeling, business models, expert rules and context vectors to convert existing data and business experiences into meaningful recommendations and actions. The Company is headquartered in Minneapolis, Minnesota.

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

In January 200, the Financial Accounting Standards Board's Emerging Issues Task Force published Issue No. 00-2 "Accounting for Web Site Development Costs", or EITF 00-2. EITF 00-2 applies the guidance given in the American Institute of Certified Public Accountants's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", or SOP 98-1, to Web site development costs. Under SOP 98-1, software development costs, consisting of internally developed software and Web site development costs, include internal and external costs incurred to develop internal-

                                   RETEK INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation to hardware and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. The estimated useful lives are based on planned or expected significant modification or replacement of software applications, in response to the rapid rate of change in the internet industry and technology in general. Adoption of EITF 00-2 is required for the third quarter of 2000. We have not yet determined the impact of the adoption of this new accounting standard on our consolidated financial position, results of operations or disclosures.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." Amendments to the Bulletin delayed the effective date until the fourth quarter of 2000. Retek is reviewing the requirements of this standard and have not yet determined the impact of this standard on its consolidated financial statements.


NOTE 2 -- PER SHARE DATA

Basic net loss per share is calculated based only on the weighted average common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. For periods prior to Retek's initial public offering, the weighted average basic shares outstanding is a pro forma amount which reflects the September 1999 reincorporation of Retek Inc. and the 40 for .001 stock split of Retek Inc. common shares.

For the three months and six months ended June 30, 2000, the calculation of diluted loss per share excludes the impact of the potential exercise of 8,503,101outstanding stock options outstanding at June 30, 2000, because their effect would be antidilutive.

Pro forma unaudited income per common share for the three months and six months ended June 30, 1999 is calculated for basic income per share only since Retek had no outstanding stock options during those periods.

NOTE 3 -- CONTINGENCIES

At June 30, 2000, Retek has factored accounts receivable to a financial institution aggregating $14.6 million, which we are contingently liable in the event of non-collection.


NOTE 4 -- ACQUISITIONS

On May 10, 2000, Retek acquired HighTouch Technologies, Inc. ("HighTouch") for a cash payment of $18.7 million, including direct acquisition costs and 389 shares of Retek common stock. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $29.6 million, of which $25.6 million has been allocated to intangible assets and $4 million has been allocated to in-process research and development.

In connection with Retek's acquisition of HighTouch in May 2000, acquired research and development of $4 million was charged to operations on the acquisition date. HighTouch's products provide real-time transaction management and customer service solutions that support multi-channel customer interactions. HighTouch owns certain direct consumer management technologies that we have incorporated into Retek CRM, our enterprise-level customer interaction system. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. At the time of the acquisition, HighTouch had three products under development including Customer Order Management, which was subsequently completed by Retek in July of 2000 and Customer Direct Marketing and Customer Loyalty and Retention , which are still in development.

                                   RETEK INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of HighTouch Technologies, Inc. had taken place at the beginning of each year (dollars in thousands).

                                                              JUNE 30,           JUNE 30,
                                                               2000                1999
                                                             --------             -------
            Net revenues ........................            $ 33,586             $38,963
            Net (loss) income ...................             (30,649)              1,873
            Pro forma net (loss) income
               per share.........................               (0.65)               0.05

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.


NOTE 5 -- SUBSEQUENT EVENTS

On August 7, 2000, HNC Software Inc. announced that its board of directors has declared a dividend on HNC common stock of all the shares of Retek Inc. common stock owned by HNC. The 40 million Retek common shares owned by HNC will be distributed by HNC on or about September 29, 2000 as a dividend on each share of HNC common stock that are outstanding on the September 15, 2000 dividend record date. Currently, HNC owns approximately 84.5% of the outstanding Retek common stock. HNC has received a private letter ruling from the Internal Revenue Service that HNC's dividend of its shares of Retek common stock will be tax-free to HNC and its stockholders for U.S. federal income tax purposes.

Effective August 6, 2000, Charles H. Gaylord resigned from our board of directors.


NOTE 6 -- RECLASSIFICATIONS

Certain reclassifications have been made to our December 31, 1999 consolidated balance sheet to conform with the presentation at June 30, 2000. These reclassifications had no impact on previously reported stockholders' equity.

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


                                    OVERVIEW

Retek completed its initial public offering on November 23, 1999. Prior to the completion of Retek's initial public offering, they were our wholly owned subsidiary. As of March 31, 2000, we owned approximately 84.5% of Retek's outstanding common stock. On August 7, 2000, HNC Software Inc. announced that its board of directors has declared a dividend on HNC common stock of all the shares of Retek Inc. common stock owned by HNC. The 40 million Retek common shares owned by HNC will be distributed by HNC on or about September 29, 2000 as a dividend on each share of HNC common stock that are outstanding on the September 15, 2000 dividend record date. Currently, HNC owns approximately 84.5% of the outstanding Retek common stock. HNC has received a private letter ruling from the Internal Revenue Service that HNC's dividend of its shares of Retek common stock will be tax-free to HNC and its stockholders for U.S. federal income tax purposes.

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

   Retek markets its software solutions worldwide through direct and indirect sales channels. Revenue generated from direct sales channel accounted for approximately 91.1% and 90.0% for the three months and six months ended June 30, 2000, respectively as compared to 64.1% and 73.6% for the same periods as of June 30, 1999. Indirect sales channel revenue primarily arises from our relationship with Oracle.

On October 29, 1999, Retek completed the purchase of all the outstanding capital stock of WebTrak Limited. WebTrak owns the WebTrack Critical Path and Portfolio Private Label products that Retek currently distributes. In connection with the purchase of WebTrak, Retek issued to former WebTrak shareholders notes, which were due on November 26, 1999, in the principal amount of $5.33 million and a convertible note, which was due on November 26, 1999, in the principal amount of $2.67 million. The convertible note was at the option of the holder convertible at the time of payment into the number of shares of Retek's common stock equal to the principal amount of the note divided by the initial offering price of $15.00. On November 29, 1999 Retek issued 177,778 shares of its common stock to the holder of the convertible note in full satisfaction of its obligations. The remaining notes were satisfied in full on their due date.

On May 10, 2000, Retek completed its purchase of all of the outstanding capital stock of HighTouch Technologies, Inc., or HighTouch, a provider of real-time transaction management and customer service solutions, which support multi-channel customer interactions. HighTouch owns certain direct consumer management technologies that Retek has incorporated into its Retek Retail CRM, an enterprise-level customer interaction system. In connection with the purchase of HighTouch, Retek paid $18.7 million, including direct acquisition costs in cash and issued approximately 389,057 shares of its common stock to the former sole shareholder of HighTouch.

Revenue attributable to customers outside of North America accounted for approximately 28.9% and 29.9% for the three months and six months ended June 30, 2000, respectively as compared to 30.4% and 42.6% for the same periods as of June 30, 1999. Approximately 6.1 % and 8.9% of Retek's sales were denominated in currencies other than the U.S. dollar for the three months and six months as of June 30, 2000, respectively as compared to 3.6% and 19.4% for the same periods as of June 30, 1999.

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


                                                                 AS A PERCENTAGE OF                 AS A PERCENTAGE OF
                                                                    TOTAL REVENUE                     TOTAL REVENUE
                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                      JUNE 30,                           JUNE 30,
                                                              ------------------------           ------------------------
                                                               2000              1999             2000              1999
                                                              ------            ------           ------            ------
Revenue:
  License and maintenance ..........................            58.7%             74.4%            53.5%             72.5%
  Services and other ...............................            41.3              25.6             46.5              27.5
          Total revenue ............................           100.0             100.0            100.0             100.0
Cost of revenue:
  License and maintenance ..........................            27.1               8.8             28.2               8.6
  Services and other ...............................            30.0              21.8             33.9              19.8
          Total cost of revenue ....................            57.1              30.6             62.2              28.4
Gross margin .......................................            42.9              69.4             37.8              71.6
Operating expenses:
  Research and development .........................            44.8              25.9             50.1              25.8
  Sales and marketing ..............................            49.2              21.7             54.6              22.2
  General and administrative .......................            13.9               6.5             15.0               6.8
  Amortization of stock-based compensation .........            14.3                --             16.2                --
  Acquired in-process research and development .....            20.4                --             11.9                --
  Acquisition related amortization of intangibles ..             9.0               1.2              7.6               1.4
          Total operating expenses .................           151.6              55.3            155.2              56.2
Operating (loss) income ............................          (108.7)             14.1           (117.4)             15.4
Other income, net ..................................             2.1                --              4.3                --
(Loss) income before income tax (benefit) provision           (106.6)             14.1           (113.1)             15.4
Income tax (benefit) provision .....................           (28.8)              5.7            (34.1)              6.2
Net (loss) income ..................................           (77.7)              8.4            (79.0)              9.2

Cost of license and maintenance revenue, as a
percentage of license and maintenance revenue ......            46.1              11.8             52.8              11.9
Cost of services and other revenue, as a percentage
of services and other revenue ......................            72.7              85.0             72.9              71.9


TOTAL REVENUES. Total revenue decreased 26.5% and 34.3% to $19.6 and $33.6 million for the quarter and six months ended June 30, 2000, respectively, from $21.0 and $37.7 million for the same periods in 1999.

LICENSE AND MAINTENANCE REVENUES. License and maintenance revenue decreased to $11.5 and $17.9 million for the quarter and six months ended June 30, 2000, respectively, a decrease of 26.5% and 34.3% from comparable periods in prior year. The decrease in license revenue for the quarter and six months

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


ended June 30, 2000 was primarily due to the revised terms used in negotiating license contracts. As noted above in the section entitled "Overview", Retek recently revised the terms of their software license agreements so that revenue is recognized over a number of quarters rather than upon delivery. As a result, year over year period revenue decreased in the quarter and six-month period ended June 30, 2000 compared to similar periods in 1999. Maintenance revenue increased $1.3 and $2.5 million for the quarter and six months ended June 30, 2000, respectively, due to the growing base of customers that have installed Retek's software solutions.

SERVICES AND OTHER REVENUES. Services and other revenue totaled $8.1 and $15.6 million for the quarter and six months ended June 30, 2000, respectively, an increase of 50.0% and 50.5% from comparable periods in prior year. The increase was due to a $3.4 and $6.9 million increase in consulting services and custom development projects for the quarter and six months ended in June 30, 2000, respectively. The number of billable employees increased to 89 as of June 30, 2000 from 65 as of June 30, 1999. In addition, third party consultants are used on an as needed basis depending upon our allocation of internal resources.


COST OF REVENUES
COST OF LICENSE AND MAINTENANCE REVENUES. Cost of license and maintenance revenue consists primarily of fees for third party software products that are integrated into Retek's products; third party license consultant costs; salaries and related expenses of their customer support organization; and an allocation of their facilities and depreciation expense. Cost of license and maintenance revenue increased to $5.3 and $9.5 million for the quarter and six months ended June 30, 2000, respectively an increase of 186.1% and 190.8% over comparable periods in prior year. As license and maintenance revenue increases, Retek expects to experience increased costs resulting from increased royalty fees and an increase in the number of support personnel required to service their growing customer base. The number of cost of license and maintenance revenue personnel increased to 35 as of June 30, 2000 from 8 as of June 30, 1999. In addition, Retek incurred higher third party license consultant costs. They expect the cost of license and maintenance revenue to continue to increase in absolute dollars as license and maintenance revenue increases.

COST OF SERVICES AND OTHER REVENUES. Cost of services and other revenue includes salaries and related expenses of Retek's consulting organization; cost of third parties contracted to provide consulting services to their customers; and an allocation of facilities and depreciation expense. Cost of services and other revenue increased to $5.9 and $11.4 million for the quarter and six months ended June 30, 2000, respectively an increase of 28.4% and 52.6% over comparable periods in prior year. As a percentage of services and other revenue, cost of services and other revenue was 72.7% and 85.0% in the quarter ended June 30, 2000 and 1999 respectively and 72.9% and 71.9% for the six-month period ended June 30, 2000 and 1999, respectively. During the second quarter of 2000, Retek continued to expand its consulting services business by increasing the number of personnel to 89 from 65 as of June 30, 2000 and 1999, respectively.

RESEARCH AND DEVELOPMENT EXPENSE
Research and development expenses, which are expensed as incurred, consist primarily of salaries and related costs of Retek's engineering organization; fees paid to third-party consultants; and an allocation of facilities and depreciation expenses. Retek increased investment in research and development in absolute dollars each year since 1995. Research and development expenses increased to $8.8 million and $16.8 million for the quarter and six months ended June 30, 2000 and 1999, respectively, an increase of 60.9% and 72.5% over comparable periods in prior year. The absolute dollar increase in research and development expenses was due to significant increases in personnel costs, which included hired personnel and third party consultants. In the second quarter of 2000, research and development personnel increased to 296 from 139 in the second quarter of 1999. Retek invested heavily in the development of new product solutions during the first two quarters of 2000. Also, the allocation for facilities and depreciation expense increased as a result of expenditures required for additional office space and capital equipment to support the additional personnel. Retek expects the absolute dollar increase in research and development to continue as it invests in the development of other new solutions.

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


SALES AND MARKETING EXPENSE

Sales and marketing expenses consist primarily of salaries and related costs of the sales and marketing organization; sales commissions; costs of marketing programs, including public relations, advertising, trade shows and sales collateral; and an allocation of facilities and depreciation expenses. Sales and marketing expenses increased to $9.6 and $18.3 million for the quarter and six months ended June 30, 2000, respectively, an increase of 111.6% and 118.7% over comparable periods in prior year. The increase was primarily due to an increase in personnel and related costs of $1.8 and $3.9 million for the quarter and six-month period ended June 30, 2000, respectively, an increase in third party consulting of $978,000 and $1.5 million for the quarter and six-month period ended June 30, 2000, respectively, and an increase in marketing costs of $1.6 and $3.1 million for the quarter and six-month period ended June 30, 2000, respectively. In the second quarter of 2000 personnel and related costs increased due to an increase in the number of sales and marketing employees to 139 from 60 in the second quarter of 1999. The increase during the second quarter of 2000 in personnel and related costs was due to the continued build up of Retek's sales force and marketing operations. Also, the allocation for facilities and depreciation expense increased as a result of expenditures required for additional office space and capital equipment to support the additional personnel.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses consist primarily of costs from finance and human resources organizations; legal and other professional service fees; and an allocation of facilities costs and depreciation expenses. General and administrative expenses increased to $2.7 million and $5.0 million for the quarter and six-month period ended June 30, 2000, respectively, an increase of 99.2% and 96.7% over comparable periods in prior year. The increase in absolute dollars in general and administrative expenses in the quarter and six months ended June 30, 2000 was attributable to the growth of the administrative organization to support overall growth. Personnel costs increased $440,000 and $1.0 million for the quarter and six-month period ended June 30, 2000, respectively. In the second quarter of 2000 total general and administrative employees increased to 61 from 38 in the second quarter of 1999. The increase was also due to us incurring additional compliance expenses and other professional fees associated with being an independent public company. Also, the allocation for facilities and depreciation expense increased as a result of expenditures required for additional office space and capital equipment to support the additional personnel. Retek expects general and administrative expenses to increase in absolute dollars in the foreseeable future to support infrastructure growth.

STOCK-BASED COMPENSATION EXPENSE

Deferred stock-based compensation represents the difference between the exercise price and the fair value of Retek's common stock for accounting purposes on the date that certain stock options were granted. This deferred amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. Retek granted stock options to its employees under the 1999 Equity Incentive Plan and the HighTouch Technologies, Inc 1999 Stock Option Plan and to members of its board of directors through both the 1999 Equity Incentive Plan and the 1999 Directors Stock Option Plan. Amortization of stock-based compensation was $2.8 and $5.4 million for the quarter and six-month period ended June 30, 2000 respectively.

ACQUISITION-RELATED AMORTIZATION EXPENSE

Acquisition-related amortization of intangibles increased to $1.8 and $2.5 million for the quarter and six-month period ended June 30, 2000, respectively from $258,000 and $516,000 for the comparable period in 1999. In connection with the purchase of HighTouch Technologies, Inc in 2000 the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of $19.3 million, of which $15.3 million was allocated to intangibles and $4.0 million was allocated to in-process research and development. In conjunction with the purchase, Retek recorded various intangible assets, which are being

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


amortized over estimated useful lives ranging from three to five years. In connection with the purchase of WebTrak in 1999, the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of $8.1 million, of which $6.6 million was allocated to intangibles and $1.5 million was allocated to in-process research and development. In conjunction with the purchase, Retek recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years. In connection with the purchase of Retek Logistics in 1998, the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $5.8 million, of which $4.0 million was allocated to intangibles and $1.8 million was allocated to in-process research and development. In conjunction with the purchase, Retek recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years.

IN-PROCESS RESEARCH AND DEVELOPMENT

HighTouch is a provider of customized software and services relating to customer relationship management ("CRM"). The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. Prior to its acquisition, HighTouch primarily sold customized software and services to a variety of customers in the retail industry. At the time of acquisition, HighTouch had technology under development relating to the creation of the company's first fully integrated standardized off-the-shelf CRM product. This in-process R&D project was estimated to achieve technological feasibility in the third quarter of 2000.

We used an independent appraisal firm to assist us with our valuation of the fair market value of the purchased assets of HighTouch. Fair market value is defined as the estimated amount at which an asset might be expected to be exchanged between a willing buyer and willing seller assuming the buyer continues to use the assets in its current operations. The in-process R&D projects were valued through the use of a discounted cash flow analysis, taking into account projected future cash flows associated with these projects once they achieve technological feasibility, their stage of completion as of the acquisition date, and the expected return requirements (i.e. discount rate) for present valuing of the projected cash flows. Stage of completion was estimated by considering time, cost, and complexity of tasks completed prior to the acquisition as a percentage of total time, cost and effort required for the total project up to achieving technological feasibility.

With respect to the projected financial information provided to the appraiser, Retek prepared a detailed set of projections forecasting revenue from the CRM technology as well as gross profit and operating profit margins. These projections were made based on an assessment of customer needs and the expected pricing and cost structure.

With respect to the discount rates used in the valuation approach, the incomplete technology represents a mix of near and mid-term prospects for the business and imparts a level of uncertainty to its prospects. A reasonable expectation of return on the incomplete technology would be higher than that of completed technology due to these inherent risks. As a result, the earnings associated with incomplete technology were discounted at a rate of 26.2% based upon the methodology outlined below:

The Capital Asset Pricing Model was used to determine the cost of equity. It combines a risk free rate of return with an equity risk premium multiplied by a factor, referred to as Beta, which is based on the performance of common stock prices of similar publicly traded companies. Employing these data, the discount rate attributable to the business was 21.2%, which was used for valuing completed technology. Since incomplete technology would require a higher return than completed technology, the valuation report prepared by the Company's appraiser used a rate of 26.2% to present value cash flows (in excess of a return on other assets of the business) attributable to in-process research and development projects.

The HighTouch in-process research and development project continues to progress, in all material respects, consistently with our original assumptions that were provided to the independent appraiser and used to value the in-process research and development.

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

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


OTHER INCOME (EXPENSE)

Other income, net increased to $409,000 and $1.5 million for the quarter months and six months ended June 30, 2000, respectively up from (2,000) and 14,000 for the same period in 1999. The increase was due to interest income earned on cash equivalents and investments.

INCOME TAXES

The income tax (benefit)/provision was ($5.7) and ($11.4) million for the period ending June 30, 2000, respectively, from $1.2 million and $2.3 million for the same periods in 1999. These amounts are based on management's estimates of the effective tax rates to be incurred by Retek during those respective fiscal years.

                         LIQUIDITY AND CAPITAL RESOURCES

Prior to its initial public offering, Retek funded operations primarily through funding from HNC in the form of intercompany advances. Since the initial public offering, Retek has not obtained any additional funding from HNC. At June 30, 2000, Retek's cash and cash equivalent balance was $38.4 million. In addition, it had investments of $9.9 million.

Net cash provided by operating activities was $4.1 million for the six months ended June 30, 2000 and $1.3 million for the comparable period in 1999. Principal operating cash flow adjustments that offset Retek's net loss were amortization of stock-based compensation, acquired in-process research and development, depreciation and amortization, increases in deferred revenue and accrued liabilities, and decreases in accounts receivable. Uses of cash in the for the six months ended June 30, 2000 were due to increases in deferred income taxes and other assets and a decrease in accounts payable.

Net cash used in investing activities was $42.0 million for the six months ended June 30, 2000 and $2.8 million for the comparable period in 1999. In the six months ended June 30, 2000, uses of cash were due to the cash paid for business acquisitions, acquisition of capital equipment, primarily computer equipment and software and purchase of investments.

Net cash used by financing activities was $6.8 million in the six months ended June 30, 2000. Net cash provided by financing activities was $2.0 million for the six months ended June 30, 1999. Net cash used in 2000 included $755,000 in borrowings from HNC and $15.4 million in payments to HNC. Beginning in 1997, HNC implemented a cash management policy that all cash balances were transferred daily from all of HNC's subsidiaries, including Retek, into a centralized cash management account at HNC. The financing activities with HNC include borrowings and payment from these cash management activities in 1999. Starting in November 1999 these daily transfers to HNC ceased. Net cash provided by financing activities in 2000 included proceeds from the issuance of common stock and proceeds from the issuance of debt.

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

                                   RETEK INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)


              FACTORS THAT MAY IMPACT FUTURE RESULTS OF OPERATIONS

An investment in our common stock involves a high degree of risk. Investors evaluating our company and its business should carefully consider the factors described below and all other information contained in this Quarterly Report on Form 10-Q before purchasing our common stock. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors, in addition to others.

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

INTEREST RATE RISK

The fair value of our cash, cash equivalents and investments available for sale at June 30, 2000 was $48.4 million. The objectives of our investment policy are safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. It is our policy to place cash, cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also our policy to maintain certain concentration limits and to invest only in certain "allowable securities" as determined by management. The investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond eighteen months. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars. An increase in market interest rates would not directly affect our financial results, as it has no short- or long-term debt.

FOREIGN CURRENCY EXCHANGE RATE RISK

We develop products in the United States and sell in North America, Asia and Europe. As a result, financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our foreign currency risks are mitigated principally by contracting primarily in US dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business, with excess funds transferred to our offices in the United States. Approximately 6.1 % and 15.1% of our sales were denominated in currencies other than the U.S. dollar for the three and six months as of June 30, 2000, respectively as compared to 3.6% and 19.4% for the same periods as of June 30, 1999.

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

IMPACT OF EUROPEAN MONETARY CONVERSION

We are aware of the issues associated with the changes in Europe resulting from the formation of a European economic and monetary union, or EMU. One change resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the euro, as of January 1, 1999, at which date the euro became a functional legal currency of these countries. Through December 31, 2002, business in the EMU member states will be conducted in both the existing national currencies, such as the French franc or the Deutsche mark, and the euro. As a result, companies operating or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the euro. We are still assessing the impact that conversion to the euro will have on our internal systems, the sale of our solutions and the European and global economies. We will take appropriate corrective actions based on the results of our assessment. We have not yet determined the cost related to addressing this issue although we do not expect these costs to be significant.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

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

      In January 2000, Nestor dropped its claim of patent infringement against us. In July,2000 we filed a motion with the Court to dismiss our counter-claim that Nestor infringes our patent, and Nestor's claims that the patent is invalid or unenforceable. That motion is still before the court in Rhode Island. The other Nestor claims for antitrust and unfair competition were severed by the court in an earlier ruling and will not be considered until after resolution of the patent issues.

      Our claims for patent infringement and unfair competition which were pending in the United States District Court venued in San Diego against Nestor's distributors Transaction Systems Architects, Inc., or TSAI, and ACI Worldwide, Inc., or ACI, where dismissed in April, 2000. We agreed with TSAI and ACI to dismiss our lawsuit against them in order to enable us to commence discussions with them regarding a possible future business relationship. However, no agreements have been reached to date with TSAI or ACI.

      We believe that these legal proceedings will not result in a material negative impact on our results of operations, liquidity or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USES OF PROCEEDS

      (c)
      As disclosed in the Report on Form 10-Q filed by HNC Software Inc. ("HNC") for its fiscal quarter ended June 30, 2000, on April 10, 2000 we issued 220,000 shares of our common stock and paid $2,400,000 in cash as consideration for our acquisition of Celerity Technologies, Inc. or Celerity, a developer and provider of translation software, desktop software, and value-added network services in support of the claims handling process based in Dublin, Ohio. We issued these shares and paid cash in a merger transaction in which Celerity became our wholly-owned subsidiary. Of the 220,000 shares of common stock we issued to the sole former Celerity shareholder, 33,000 shares are subject to an escrow to secure certain indemnification obligations of this shareholder to HNC. The shares we issued in this transaction were offered and sold solely to the shareholder of Celerity in exchange for the transfer of the entire ownership interests in Celerity in the merger. Our common stock issued in the Celerity merger was issued without registration under the Securities Act of 1933, as amended (the "1933 Act") in reliance on the exemptions afforded by Section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated under the 1933 Act. In relying upon the foregoing exemptions, we took into account the limited number of Celerity shareholders (1 in total), the limitation of our offering to this sole shareholder, the information regarding Celerity , HNC and the merger furnished to this sole shareholder, the representation of Celerity and its sole shareholder by legal counsel in connection with the transaction and representations and warranties made by Celerity and the sole Celerity shareholder to us in connection with the transaction.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held our annual meeting of stockholders in San Diego, California on May 25, 2000, and re-adjourned this meeting on June 5, 2000. Of the 26,957,948 shares outstanding as of the record date for the meeting, 23,006,910 were present or represented by proxy at the meeting on June 5, 2000. At our annual meeting the following actions were voted upon:

      a. The election of five directors, each to serve until the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation, death or removal:

            NOMINEE                                     FOR                WITHHELD         AGAINST     INSTRUCTED
            Edward K. Chandler                          22,946,677          55,728             --          4,505
            Thomas F. Farb                              22,946,677          55,728             --          4,505
            Charles H. Gaylord, Jr.                     22,946,677          55,728             --          4,505
            Alex W. Hart                                22,946,677          55,728             --          4,505
            John Mutch                                  22,946,677          55,728             --          4,505

      b. To amend our Certificate of Incorporation to increase the authorized number of shares of common stock from 50,000,000 shares to 120,000,000.

            FOR            AGAINST       ABSTAIN
            18,697,745    4,290,550      18,615

      c. To approve an amendment to our 1995 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance under the plan by 1,850,000 shares.

            FOR           AGAINST       ABSTAIN
            9,793,919     9,419,856     166,126

      d. To approve an amendment to our 1995 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance under the plan by 200,000 shares and to provide that the number of shares of common stock reserved for issuance under the plan will be automatically increased each January 1 by an amount equal to 1% of the total number of shares outstanding on the previous December 31.

            FOR             AGAINST         ABSTAIN
            18,064,225      1,264,649       51,027

      e. To approve an amendment to our 1995 Directors Stock Option Plan to increase the number of shares of common stock reserved for issuance under the plan by 100,000 shares.

            FOR             AGAINST         ABSTAIN
            15,949,288      3,371,044       59,569

      f. To ratify the selection of PricewaterhouseCoopers LLP as our independent accounts for 2000.

            FOR             AGAINST         ABSTAIN
            22,984,809      6,329           15,772

ITEM 5.  OTHER INFORMATION

      We announced on August 7, 2000 that our board of directors declared a dividend on our common stock of all the shares of Retek common stock we own. The Retek shares will be distributed on or about September 29, 2000 to our stockholders who are holders of record of our common stock at 5 p.m. Eastern Daylight Time on September 15, 2000, the record date for the dividend. We currently own 40 million Retek shares, representing approximately 84.5 percent of Retek's outstanding common stock. We have received a private letter ruling from the Internal Revenue Service that the dividend of our shares of Retek stock will be tax-free to HNC and our stockholders for U.S. federal income tax purposes. Our stockholders of record at the record date will receive whole shares of Retek common stock and cash payments for fractional shares. Cash received in lieu of fractional shares will be taxable for U.S. federal income tax purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

10.02 Registrant's Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 13, 1996 (Incorporated by reference to Exhibit Number 4.07 to Registrant's Form S-8 filed on June 28, 2000, File Number 333-40344)

10.03 Certificate of Amendment to Registrant's Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 12, 2000 (Incorporated by reference to Exhibit Number 4.08 to Registrant's Form S-8 filed on June 28, 2000, File Number 333-40344)

10.04 Registrant's Bylaws, as amended (Incorporated by reference to Exhibit Number 4.09 to Registrant's Form S-8 filed on June 28, 2000, File Number 333-40344)

10.05 HNC Software Inc. 1995 Equity Incentive Plan, as amended through March 30, 2000 (Incorporated by reference to Exhibit Number 4.01 to Registrant's Form S-8 filed on June 28, 2000, File Number 333-40344)

10.06 Form of 1995 Equity Incentive Plan Option Agreement and Stock Option Exercise Agreement (Incorporated by reference to Exhibit Number 4.02 to Registrant's Form S-8 filed on June 28, 2000, File Number 333-40344)

10.07 HNC Software Inc. 1995 Employee Stock Purchase Plan, as amended through March 30, 2000 (Incorporated by reference to Exhibit Number 4.03 to Registrant's Form S-8 filed on June 28, 2000, File Number 333-40344)

10.08 Form of 1995 Employee Stock Purchase Plan Subscription Agreement and Enrollment Form (Incorporated by reference to Exhibit Number 4.04 to Registrant's Form S-8 filed on June 28, 2000, File Number 333-40344)

10.09 HNC Software Inc. 1995 Directors Stock Option Plan, as amended through April 30, 2000 (Incorporated by reference to Exhibit Number 4.05 to Registrant's Form S-8 filed on June 28, 2000, File Number 333-40344)

10.10 Form of 1995 Directors Stock Option Plan Stock Option Plan and Stock Option Exercise Agreement (Incorporated by reference to Exhibit Number
        4.06 to Registrant's Form S-8 filed on June 28, 2000, File Number 333-40344)

27.02   Financial Data Schedule

      (b)  Reports on Form 8-K

                        Report on Form 8-K filed dated May 25, 2000 reporting the acquisition of HighTouch Technologies, Inc. under Item 5.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HNC SOFTWARE INC.



Date:  August 14, 2000           By:    /s/ KENNETH J. SAUNDERS
                                        -------------------------------
                                        Kenneth J. Saunders
                                        Chief Financial Officer and Secretary

                                        (for Registrant as duly authorized
                                        officer and as Principal Financial
                                        Officer)


                                        /s/ RUSSELL C. CLARK
                                        -------------------------------
                                        Russell C. Clark
                                        Vice President, Corporate Finance and
                                        Principal Accounting Officer

                                        (for Registrant as Principal
                                        Accounting Officer)

                                 EXHIBIT INDEX

EXHIBITS
--------

10.02 Registrant's Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 13, 1996 (Incorporated by reference to Exhibit Number 4.07 to Registrant's Form S-8 filed on June 28, 2000, File Number 333-40344)

10.03 Certificate of Amendment to Registrant's Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 12, 2000 (Incorporated by reference to Exhibit Number 4.08 to Registrant's Form S-8 filed on June 28, 2000, File Number 333-40344)

10.04 Registrant's Bylaws, as amended (Incorporated by reference to Exhibit Number 4.09 to Registrant's Form S-8 filed on June 28, 2000, File Number 333-40344)

10.05 HNC Software Inc. 1995 Equity Incentive Plan, as amended through March 30, 2000 (Incorporated by reference to Exhibit Number 4.01 to Registrant's Form S-8 filed on June 28, 2000, File Number 333-40344)

10.06 Form of 1995 Equity Incentive Plan Option Agreement and Stock Option Exercise Agreement (Incorporated by reference to Exhibit Number 4.02 to Registrant's Form S-8 filed on June 28, 2000, File Number 333-40344)

10.07 HNC Software Inc. 1995 Employee Stock Purchase Plan, as amended through March 30, 2000 (Incorporated by reference to Exhibit Number 4.03 to Registrant's Form S-8 filed on June 28, 2000, File Number 333-40344)

10.08 Form of 1995 Employee Stock Purchase Plan Subscription Agreement and Enrollment Form (Incorporated by reference to Exhibit Number 4.04 to Registrant's Form S-8 filed on June 28, 2000, File Number 333-40344)

10.09 HNC Software Inc. 1995 Directors Stock Option Plan, as amended through April 30, 2000 (Incorporated by reference to Exhibit Number 4.05 to Registrant's Form S-8 filed on June 28, 2000, File Number 333-40344)

10.10 Form of 1995 Directors Stock Option Plan Stock Option Plan and Stock Option Exercise Agreement (Incorporated by reference to Exhibit Number
        4.06 to Registrant's Form S-8 filed on June 28, 2000, File Number 333-40344)

27.02   Financial Data Schedule