Form 10-Q/A
period 2000-06-30
HNC SOFTWARE INC/DE
filed 2000-08-25
CIK 945093

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q

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

20.02 Loan and Security Agreement by and among HNC Software Inc., John Mutch and Teresa Mutch as of May 31, 2000.

20.03 Loan and Security Agreement by and among HNC Software Inc., Bruce Hansen and Jody Hansen as of June 2, 2000.

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



                                        HNC SOFTWARE INC.



Date:  August 25, 2000           By:    /s/ KENNETH J. SAUNDERS
                                        -------------------------------
                                        Kenneth J. Saunders
                                        Chief Financial Officer and Secretary

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

20.02 Loan and Security Agreement by and among HNC Software Inc., John Mutch and Teresa Mutch as of May 31, 2000.

20.03 Loan and Security Agreement by and among HNC Software Inc., Bruce Hansen and Jody Hansen as of June 2, 2000.

27.01   Financial Data Schedule