Form 10-Q
period 2000-09-30
HNC SOFTWARE INC/DE
filed 2000-11-14
CIK 945093

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                      ------------------------------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS:   YES [X]    NO [ ]

AS OF OCTOBER 31, 2000 THERE WERE 32,192,484 SHARES OF REGISTRANT'S COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING.

================================================================================

                                TABLE OF CONTENTS




                                                                                              HNC    Retek
                                                                                              ---    -----
                                                                                                 Page
                                                                                                 ----
PART I.        FINANCIAL INFORMATION

ITEM 1:        FINANCIAL STATEMENTS,

               Consolidated Balance Sheet as of September 30, 2000 (unaudited)
                  and December 31, 1999...................................................     3      29

               Consolidated Statement of Operations (unaudited) for the three and nine
                  months ended September 30, 2000 and 1999................................     4      30

               Consolidated Statement of Cash Flows (unaudited) for the nine months ended
                  September 30, 2000 and 1999                                                  5      31

               Consolidated Statement of Changes in Stockholders' Equity
                  and Comprehensive Income (unaudited) for the nine
                  months ended September 30, 2000.........................................     6      32

               Notes to Consolidated Financial Statements (unaudited).....................     7      33

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS........................................    16      37

ITEM 3:        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................    49      49


PART II.       OTHER INFORMATION

ITEM 2:        CHANGES IN SECURITIES AND USE OF PROCEEDS.................................     50      --

ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K...........................................    51      --

Signatures................................................................................    52      --
Exhibit Index.............................................................................    53      --

PART  I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                HNC SOFTWARE INC.
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share amounts)

                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                  2000            1999
                                                             -------------     ------------
                                                              (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                    $  84,205       $ 136,340
  Short-term investments available for sale - debt                56,729          22,368
  Short-term investments available for sale - equity               1,865           6,810
  Trade accounts receivable, net                                  45,291          64,189
  Current portion of deferred income taxes                        15,382          20,384
  Other current assets                                            21,244          11,144
                                                               ---------       ---------
          Total current assets                                   224,716         261,235
                                                               ---------       ---------
Long-term investments available for sale-debt                     47,388          68,563
Equity investments                                                14,719          14,219
Property and equipment, net                                       21,691          22,219
Intangible assets, net                                           158,495          29,068
Deferred income taxes, less current portion                       19,447          18,085
Other assets                                                       2,913           3,032
                                                               ---------       ---------
                                                               $ 489,369       $ 416,421
                                                               =========       =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                     $  83,584       $  30,049
  Deferred revenue                                                10,470          15,274
                                                               ---------       ---------
          Total current liabilities                               94,054          45,323
                                                               ---------       ---------

Non-current liabilities                                              219           4,111
Convertible Subordinated Notes                                    16,452         100,000
                                                               ---------       ---------
          Total liabilities                                      110,725         149,434
                                                               ---------       ---------

Contingencies (Note 9)

Minority interest in consolidated subsidiaries                        --          17,414
                                                               ---------       ---------

Stockholders' equity:
  Preferred stock, $0.001 par value -- 4,000 shares authorized;
     no shares issued or outstanding                                  --              --
  Common stock, $0.001 par value -- 120,000 shares authorized;
     32,179 and 25,704 shares issued and outstanding,
      respectively                                                    32              26
  Common stock in treasury, at cost --49 and 882 shares,
   respectively                                                   (1,813)        (19,613)
  Paid-in capital                                                492,822         275,955
  Retained earnings (accumulated deficit)                        (98,671)         12,209
  Notes receivable from employee stockholders                    (11,796)             --
  Unearned stock-based compensation                               (1,071)        (20,511)
  Accumulated other comprehensive income (loss)                     (859)          1,507
                                                               ---------       ---------
          Total stockholders' equity                             378,644         249,573
                                                               ---------       ---------
                                                               $ 489,369       $ 416,421
                                                               =========       =========


          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share amounts)
                                   (Unaudited)

                                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                                           -----------------------     -----------------------
                                                                              2000         1999           2000          1999
                                                                           ---------     ---------     ---------     ---------
Revenues:
            License and maintenance                                        $  52,008     $  42,345     $ 126,192     $ 120,152
            Services and other                                                25,804        16,428        73,615        43,743
                                                                           ---------     ---------     ---------     ---------
              Total revenues                                                  77,812        58,773       199,807       163,895
                                                                           ---------     ---------     ---------     ---------

Operating expenses:
            License and maintenance (excluding non-cash stock-based
               compensation expense of $2,364 and $2,658 for the three
               and nine months ended September 30, 2000)                      15,516         9,528        41,804        30,367
            Services and other (excluding non-cash stock based
               compensation expense of $1,753 and $2,548 for the three
               and nine months ended September 30, 2000)                      18,753        10,548        52,216        29,532
            Research and development (excluding non-cash stock based
               compensation expense of $8,076 and $10,629 for the three
               and nine months ended September 30, 2000)                      19,848        11,833        55,034        32,961
            Sales and marketing (excluding non-cash stock based
               compensation expense of $2,565 and $4,167 for the three
               and nine months ended September 30, 2000)                      20,060        10,741        55,220        31,282
            General and administrative (excluding non-cash stock based compensation expense of $2,175 and $1,640 for the
               three and nine months ended September 30, 2000)                10,326         5,868        27,156        15,511
            Stock-based compensation                                          16,933            --        21,642            --
            Transaction-related amortization and costs                        14,115         2,656        29,478         6,964
            In-process research and development                                1,151            --         7,601            --
            Expense related to spin-off of Retek
               subsidiary                                                     46,473            --        46,473
                                                                           ---------     ---------     ---------     ---------
              Total operating expenses                                       163,175        51,174       336,624       146,617

Operating income (loss)                                                      (85,363)        7,599      (136,817)       17,278

Other income, net                                                              3,090           855         9,564         3,825
Interest expense related to convertible debt                                  (1,272)       (1,342)       (4,095)       (4,026)
Expense related to debt conversion                                           (12,676)           --       (12,676)           --
Minority interest in losses of consolidated subsidiaries                       2,163            --         7,582            --
                                                                           ---------     ---------     ---------     ---------
            Income (loss) before income tax provision (benefit)              (94,058)        7,112      (136,442)       17,077


Income tax provision (benefit)                                               (15,539)        3,781       (25,562)        8,277
                                                                           ---------     ---------     ---------     ---------
               Net income (loss)                                           $ (78,519)    $   3,331     $(110,880)    $   8,800
                                                                           =========     =========     =========     =========

Net income (loss) per share:
           Basic net income (loss) per share                               $   (2.71)    $    0.14     $   (4.04)    $    0.35
                                                                           =========     =========     =========     =========
           Diluted net income (loss) per share                             $   (2.71)    $    0.13     $   (4.04)    $    0.34
                                                                           =========     =========     =========     =========


Shares used in computing basic net income (loss) per share                    28,970        24,235        27,414        24,842
                                                                           =========     =========     =========     =========

Shares used in computing diluted net income (loss) per share                  28,970        25,491        27,414        25,575
                                                                           =========     =========     =========     =========



          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                                      2000             1999
                                                                  ------------      -------------
Cash flows from operating activities:
   Net income (loss)                                                $(110,880)      $   8,800
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Provision for doubtful accounts                                   4,107           3,174
      Depreciation and amortization                                    38,402          13,387
      Acquired in-process research and development                      7,601
      Stock-based compensation expense                                 21,642
      Deferred income tax benefit                                     (25,562)
      Tax benefit from stock option transactions                       39,309           2,151
      Minority interest in losses of consolidated subsidiary           (7,582)
      Changes in assets and liabilities:
         Trade accounts receivable, net                               (38,895)        (12,863)
         Deferred income taxes                                        (41,126)          4,533
         Other assets                                                 (10,652)         (3,748)
         Accounts payable and accrued liabilities                      55,419             731
         Deferred revenue                                              40,537             724
                                                                    ---------       ---------
           Net cash provided by (used in) operating activities        (27,680)         16,889
                                                                    ---------       ---------

Cash flows from investing activities:
   Net sales (purchases) of investments available for sale            (29,638)         18,737
   Cash paid for equity investments                                    (5,750)        (13,720)
   Issuance of employee loans                                          (1,300)
   Acquisitions of property and equipment                             (21,895)        (13,252)
   Cash paid in business acquisitions, net of cash acquired           (22,975)
   Proceeds from sale of property and equipment                            --             191
                                                                    ---------       ---------
           Net cash used in investing activities                      (81,558)         (8,044)
                                                                    ---------       ---------

Cash flows from financing activities:
   Net proceeds from issuance of HNC common stock                      77,406          10,534
   Net proceeds from issuance of Retek common stock                     5,635
   Repurchase of HNC common stock for treasury                        (18,616)        (50,381)
   Net proceeds from sales of receivables                              31,971
   Spin-off of Retek, Inc.                                            (30,463)
   Repayment of debt and capital lease obligations                     (7,737)            (77)
                                                                    ---------       ---------
           Net cash provided by (used in) financing activities         58,196         (39,924)
                                                                    ---------       ---------

Effect of exchange rate changes on cash                                (1,093)            (20)
                                                                    ---------       ---------
Net decrease in cash and cash equivalents                             (52,135)        (31,099)
Cash and cash equivalents at beginning of the period                  136,340          54,267
                                                                    ---------       ---------
Cash and cash equivalents at end of the period                      $  84,205       $  23,168
                                                                    =========       =========


          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                          (Unaudited and in thousands)

                                                        COMMON STOCK              TREASURY STOCK
                                                    -------------------        -------------------        PAID-IN      RETAINED
                                                    SHARES       AMOUNT        SHARES       AMOUNT        CAPITAL      EARNINGS
                                                                                                                      (ACCUMULATED
                                                                                                                       DEFICIT)
                                                    ------       ------        ------       ------        -------      --------
BALANCE AT DECEMBER 31,1999..................       25,704     $      26           882     $ (19,613)    $ 275,955    $  12,209
Common stock options exercised...............        3,227             3        (1,026)       32,637        63,470

Purchase of HNC common stock for treasury....         (250)                        250       (18,616)
Release of FTI escrow shares
  into treasury..............................          (49)                         49        (1,808)
Common stock issued under Employee
  Stock Purchase Plan........................          106                        (106)        4,149           515
Effect of common stock issued under Retek
  Employee Stock Purchase Plan...............                                                                3,635
Tax benefit from stock option
 transactions................................                                                               39,309
Stock-based compensation, net................                                                                9,557
Retek initial public offering costs..........                                                                 (243)
Spin-off of Retek subsidiary.................                                                             (130,798)
Common stock issued in business
 acquisitions................................        1,529             1                                   133,200
Effect of Retek common stock issued in
  business acquisition.......................                                                                5,432
Effect of Retek common stock issued in
  business alliance..........................                                                                8,010
Common stock issued upon conversion of
  Subordinated Notes.........................        1,862             2                                    82,225
Common stock issued for PCS earn-out.........           50                                                   3,993
Unrealized loss on investments, net of tax...
Foreign currency translation adjustment, net
  of tax.....................................
Net loss.....................................                                                                          (110,880)
                                                    ------     ---------        ------     ---------     ---------    ---------
BALANCE AT SEPTEMBER 30, 2000................       32,179     $      32            49     $  (3,251)    $ 494,260    $ (98,671)
                                                    ======     =========        ======     =========     =========    =========


                                                      EMPLOYEE                   ACCUMULATED
                                                    STOCKHOLDER     UNEARNED        OTHER         TOTAL
                                                       NOTES       STOCK-BASED  COMPREHENSIVE  STOCKHOLDERS' COMPREHENSIVE
                                                     RECEIVABLE   COMPENSATION  INCOME (LOSS)     EQUITY     INCOME (LOSS)
                                                     ----------   ------------  -------------     ------     -------------
BALANCE AT DECEMBER 31,1999..................                      $ (20,511)    $   1,507     $ 249,573       $  (4,605)
                                                                                                               =========
Common stock options exercised...............        $ (11,796)                                   84,314

Purchase of HNC common stock for treasury....                                                    (18,616)
Release of FTI escrow shares
  into treasury..............................                                                     (1,808)
Common stock issued under Employee
  Stock Purchase Plan........................                                                      4,664
Effect of common stock issued under Retek
  Employee Stock Purchase Plan...............                                                      3,635
Tax benefit from stock option
 transactions................................                                                     39,309
Stock-based compensation expense.............                          6,185                      15,742
Retek initial public offering costs..........                                                       (243)
Spin-off of Retek subsidiary.................                         13,255         1,594      (115,949)
Common stock issued in business
 acquisitions................................                                                    133,201
Effect of Retek common stock issued in
  business acquisition.......................                                                      5,432
Effect of Retek common stock issued in
  business alliance..........................                                                      8,010
Common stock issued upon conversion of
  Subordinated Notes ........................                                                     82,227
Common stock issued for PCS earn-out.........                                                      3,993
Unrealized loss on investments, net of tax...                                       (2,856)       (2,856)         (2,856)
Foreign currency translation adjustment, net
  of tax.....................................                                       (1,104)       (1,104)         (1,104)
Net loss.....................................                                                   (110,880)       (110,880)
                                                     ---------     ---------     ---------     ---------       ---------
BALANCE AT SEPTEMBER 30, 2000................        $ (11,796)    $  (1,071)    $    (859)    $ 378,644       $(119,445)
                                                     =========     =========     =========     =========       =========


          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1--GENERAL

HNC Software Inc.

We develop, market, and support innovative predictive software solutions for leading service industries. These intelligent decision management solutions employ proprietary neural-network predictive decision engines, profiles, traditional statistical modeling, business models, expert rules and/or context vector technology to convert existing data and business experiences into meaningful recommendations and actions. We currently serve the insurance, financial services, telecommunications, e-business, and retail markets. In this Report, HNC Software Inc. is referred to as "we," "our," and "HNC". Our former subsidiary Retek Inc., which we spun-off to our stockholders in September
2000 (See Note 2 below), is referred to as "Retek".

Basis of Presentation

We have prepared the accompanying interim consolidated financial statements, without audit, in accordance with the instructions to Form 10-Q. Consequently, we have not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements.

In our opinion, the accompanying unaudited interim consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position and results of operations. These consolidated financial statements and notes thereto should be read in conjunction with our audited financial statements and notes thereto presented in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999. The interim financial information contained in this Report is not necessarily indicative of the results to be expected for any other interim period or for any entire fiscal year.

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

Sales of Receivables

From time to time, we enter into agreements to sell an undivided interest in specifically identified trade accounts receivable. We generally sell these trade accounts receivables at a discount to a bank, based upon defined short-term market rates. Uncollected receivables that have been sold are not included in our trade accounts receivables balance on our consolidated balance sheet. During the three and nine months September 30, 2000, we sold $11,238 and $31,971 (of which $10,000 and $24,645 pertained to Retek) of receivables, respectively, representing approximately 13% and 14%, respectively, of our total cash collected from customers' receivables during these respective periods. We did not sell any receivables during the first nine months of 1999. Expenses related to receivables sold totaled $31 and $104 during the three and nine months ended September 30, 2000, respectively, and are included in interest expense in our consolidated statement of operations.

                                HNC SOFTWARE INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", or FAS 133. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which defers the requirement to adopt FAS 133 to the first quarter of 2001. We have not yet determined the impact of the adoption of this new accounting standard on our consolidated financial position, results of operations or disclosures.

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

In January 2000, the Financial Accounting Standards Board's Emerging Issues Task Force published Issue No. 00-2 "Accounting for Web Site Development Costs", or the guidance given in the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", or SOP 98-1, to Web site development costs. Under SOP 98-1, software development costs, consisting of internally developed software and Web site development costs, including internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation to hardware and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. The estimated useful lives are based on planned or expected significant modification or replacement of software applications, in response to the rapid rate of change in the internet industry and technology in general. Adoption of EITF 00-2 was required for the third quarter of 2000. The adoption of EITF 00-2 did not have a significant impact on our consolidated financial position, results of operations or disclosures.

NOTE 2--INITIAL PUBLIC OFFERING AND SPIN-OFF OF RETEK INC.
On September 10, 1999, Retek filed a registration statement with the Securities and Exchange Commission relating to an initial public offering of Retek's common stock. The offering was consummated in November 1999. In the offering, Retek sold 6,325 shares of its common stock. Prior to the offering, we transferred to Retek all of the shares of our wholly owned subsidiary, Retek Information Systems, Inc.

On August 7, 2000, HNC's board of directors declared a dividend of all of the shares of Retek common stock held by HNC, or 40.0 million shares, to complete the spin-off of our Retek subsidiary. We received a private letter ruling from the Internal Revenue Service that HNC's dividend of its shares of Retek common stock would be tax-free to HNC and our stockholders for U.S. federal income tax purposes. This dividend was paid on September 29, 2000 to all HNC stockholders of record as of September 15, 2000 using a distribution ratio of approximately
1.24 shares of Retek Inc. common stock for each share of HNC common stock held. Cash was paid in lieu of fractional shares. The shares of Retek common stock that were distributed by HNC in the Retek spin-off constituted all the Retek shares owned by HNC and represented approximately 83.9% of Retek's outstanding shares as of the September 29, 2000 distribution date. As a result of our distribution of our Retek common shares, Retek is no longer affiliated with HNC.

In connection with the spin-off of our Retek subsidiary, we accelerated the vesting of 25 percent of the outstanding HNC stock options that would have been unvested as of the September 15, 2000 record date for the Retek dividend in order

                                HNC SOFTWARE INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

to afford our option holders the opportunity to participate in receipt of the dividend. Additionally, we provided option holders with the opportunity to exercise a portion of their vested options prior to the record date through the issuance of secured, full recourse promissory notes payable to HNC. The notes are to be repaid on or prior to December 31, 2000, bear interest at the rate of 9.0% per annum, and are collateralized by the underlying shares of stock. At September 30, 2000, stockholder notes receivable totaled $11,796, which we have recorded as a reduction to stockholders' equity. To reflect the Retek dividend we also adjusted the exercise price of all HNC stock options that were outstanding immediately following payment of the dividend. The adjusted stock option exercise prices were calculated by multiplying the pre-dividend option exercise price by the price of HNC common stock immediately after payment of the dividend, and dividing that product by the price of HNC common stock immediately before payment of the dividend. The vesting acceleration of HNC stock options and the adjustment to HNC stock option exercise prices that were greater than the closing price of HNC common stock on September 29, 2000 resulted in stock-based compensation charges. See Note 8 for further discussion.

Because the adjustment of HNC options described above was estimated to be less than the change in value of unvested HNC stock options resulting from the Retek distribution, in October 2000 we paid cash bonuses aggregating $39 million to employees who held unvested stock options as of the record date. HNC estimated that the adjustment to the exercise price of its unvested options and the cash bonus, taken together, were less than the change in value of unvested HNC options arising from the Retek distribution.


NOTE 3--ACQUISITIONS
In March 2000, we acquired all of the outstanding stock and other securities of Onyx Technologies, Inc., or Onyx, in exchange for approximately 383 shares of our common stock, including 30 shares representing options we exchanged, and $1,500 in cash. We placed 35 of the shares issued into escrow to secure indemnification obligations of the former Onyx shareholders. We applied the purchase method of accounting for the acquisition of Onyx, which resulted in a purchase price of $49,555, of which $3,500 represents our initial 1999 investment in Onyx.

In March 2000, we acquired all of the outstanding stock and other securities of the Center for Adaptive Systems Applications, Inc., or CASA, in exchange for 142 shares of our common stock, including 80 shares representing options we exchanged. We placed 38 of the shares issued into escrow to secure indemnification obligations of the former CASA stockholders. We applied the purchase method of accounting for the acquisition of CASA, which resulted in a purchase price of $23,756.

In March 2000, we acquired all of the outstanding stock and other securities of Adaptive Systems Applications, Inc., or AIM, in exchange for 9 shares of our common stock, including 0.4 shares representing options we exchanged. We applied the purchase method of accounting for the acquisition of AIM, which resulted in a purchase price of $1,656, of which $750 represents our initial 1999 investment in AIM.

In April 2000, we acquired all of the outstanding stock and other securities of Celerity Technologies, Inc., or Celerity, in exchange for approximately 220 shares of our common stock and $2,400 in cash. We placed 33 of the shares issued into escrow to secure indemnification obligations of the former Celerity shareholders. We applied the purchase method of accounting for the acquisition of Celerity, which resulted in a purchase price of $18,591.

In May 2000, Retek acquired all of the outstanding stock and other securities of HighTouch Technologies, Inc., or HighTouch, in exchange for 389 shares of Retek's common stock and $18,000 in cash. Retek applied the purchase method of accounting for the acquisition of HighTouch, which resulted in a purchase price of $26,308.

In September 2000, we acquired all of the outstanding stock and other securities of Systems/Link Corporation, or Systems/Link, in exchange for approximately 634 shares of our common stock, including 40 shares representing options we exchanged, and $5,512 in cash. We placed 127 of the shares issued into escrow to secure indemnification obligations of the former Systems/Link stockholders. We applied the purchase method of accounting for the acquisition of Systems/Link, which resulted in a purchase price of $42,549.

In September 2000, we acquired all of the outstanding stock and other securities of CardAlert Services, Inc., or CardAlert, in exchange for approximately 208 shares of our common stock. We placed 42 of the shares

                                HNC SOFTWARE INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

issued into escrow to secure indemnification obligations of the former CardAlert stockholders. We applied the purchase method of accounting for the acquisition of CardAlert, which resulted in a purchase price of $12,608.

In connection with the CASA, Celerity, HighTouch, Systems/Link and CardAlert acquisitions, we recorded in-process research and development expenditures totaling $1,400, $1,050, $4,000, $730 and $421, respectively, relating to the write-off of acquired in-process research and development in connection with these acquisitions. We made our assessment of whether acquired technologies in these acquisitions were complete or under development in accordance with the guidelines prescribed by Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2, and Financial Accounting Standards Board Interpretation No. 4.

The unaudited pro forma results of operations below present the impact on our results of operations as if the Onyx, CASA, AIM, Celerity, HighTouch, Systems/Link and CardAlert acquisitions had occurred on January 1, 1999, instead of on their respective later acquisition dates (unaudited):


                                         NINE MONTHS ENDED SEPTEMBER 30,
                        ----------------------------------------------------------------
                                    2000                                1999
                        -----------------------------       ----------------------------
                                           PRO FORMA                          PRO FORMA
                         HISTORICAL         COMBINED         HISTORICAL        COMBINED
                        -----------       -----------       -----------      -----------
Total revenues          $   199,807       $   215,115       $   163,895      $   186,695

Net income (loss)          (110,880)         (115,806)            8,800            8,204

Basic net income
(loss) per share        $     (4.04)      $     (4.22)      $      0.35      $      0.31

Diluted net income
(loss) per share        $     (4.04)      $     (4.22)      $      0.34      $      0.30

In May 2000, we entered into a settlement agreement with the former shareholders of Financial Technology Inc., or FTI, pertaining to the release and distribution of the 97 shares of our common stock that were placed into escrow to secure potential indemnification obligations resulting from our April 1998 acquisition of FTI. In accordance with this settlement agreement, one-half of the escrow shares were released to us and placed into treasury while the remaining escrow shares were released to the former FTI shareholders, representing a full and complete release of the former FTI shareholders' contractual indemnification obligations to us.


NOTE 4--EQUITY INVESTMENTS
In March 2000, Open Solutions Inc., or OSI, completed a private placement of its preferred stock. We participated in this financing by purchasing 161 shares of OSI Series F preferred stock for $9.32 per share in order to maintain our approximate 6% ownership of OSI. This investment is accounted for using the cost method.

In July 2000, Burning Glass Technologies LLC, or Burning Glass, completed a private placement of its preferred and common stock. We participated in this financing by purchasing 239 shares of Burning Glass Preferred Issue stock for $4.18 per share, representing an approximate 3.9% ownership in Burning Glass. This investment is being accounted for using the cost method.

In July 2000, we became a limited partner in Azure Capital Partners Venture Fund, a venture capital investment management fund, through an initial investment of $2.3 million. We have committed to invest an additional $2.7 million into this fund and anticipate that this additional funding will occur in the fourth quarter of 2000. Our commitment to this fund does not exceed
2.0% of total fund ownership. This investment is being accounted for using the cost method.

                                HNC SOFTWARE INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5--CONVERTIBLE SUBORDINATED NOTES
During the quarter ending September 30, 2000, $83.5 million of our 4.75% $100.0 million Convertible Subordinated Notes, or the Notes, were converted into HNC common stock at a conversion rate of 22.30 shares per $1,000 principal amount of the Notes (equivalent to a conversion price of $44.85 per share). In connection with these note conversions, we issued approximately 1,862 shares of our common stock. Additionally, we paid approximately $12.7 million in conversion premiums to the converting note holders, which we recorded as a debt conversion charge during the quarter ended September 30, 2000.

As of September 30, 2000, $16.5 million of the Notes remained outstanding. In connection with the spin-off of our Retek subsidiary that was completed on September 29, 2000, the indenture governing the Notes required an adjustment to the conversion price of the remaining outstanding Notes that were not converted prior to the Retek spin-off. This conversion price was based upon a formula that calculated an adjusted conversion rate using the relative per common share values of HNC and Retek as of the date of the spin-off. As a result of this adjustment, the remaining Notes are now convertible into our common stock at a conversion rate of 100.20 shares per $1,000 principal amount of the Notes (equivalent to a conversion price of $9.98 per share).



NOTE 6--PER SHARE DATA

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                 -----------------------
                                                   2000           1999
                                                 --------       --------
                                                (In thousands, unaudited)
Net income (loss)                                $(78,519)      $  3,331
                                                 ========       ========

Shares used in computing basic net income
    (loss) per common share                        28,970         24,235

Weighted average options to purchase common
    stock as determined by application of the
    treasury stock method                              --          1,230

Employee Stock Purchase Plan common stock
    equivalents                                        --             26
                                                 --------       --------

Shares used in computing diluted net income
    (loss) per common share                        28,970         25,491
                                                 ========       ========

                                HNC SOFTWARE INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                 -------------------------
                                                   2000            1999
                                                 ---------       ---------
                                                 (In thousands, unaudited)
Net income (loss)                                $(110,880)      $   8,800
                                                 =========       =========

Shares used in computing basic net income
    (loss) per common share                         27,414          24,842

Weighted average options to purchase common
    stock as determined by application of the
    treasury stock method                               --             707

Employee Stock Purchase Plan common stock
    equivalents                                         --              26
                                                 ---------       ---------

Shares used in computing diluted net income
    (loss) per common share                         27,414          25,575
                                                 =========       =========

The conversion of 1,648 shares of our common stock issuable upon the conversion of our $16.5 million remaining Notes outstanding as of the three and nine months ended September 30, 2000 were not used to calculate diluted net income (loss) per common share, as the effect would be anti-dilutive. The conversion of 2,230 shares of our common stock issuable upon the conversion of our $100.0 million Notes outstanding as of the three and nine months ended September 30, 1999 were not used to calculate diluted net income (loss) per common share, as the effect would be anti-dilutive.

For the three and nine month periods ended September 30, 2000, weighted average options to purchase 1,337 and 2,067 shares, respectively, of common stock and Employee Stock Purchase Plan common stock equivalents of 20 shares, and warrant common stock equivalents of 6 shares, were not included in the computation of diluted net loss per common share, as their effect in these periods would be anti-dilutive.


NOTE 7--SEGMENT DATA
Our reportable segments are based upon our method of internal reporting to management, who views our business by functional market. Our operating segments reflect the way our management team organizes and evaluates internal financial information, in order to make operating decisions and assess performance. Excluding Retek, our primary operating segments include HNC Insurance Solutions, or IS, HNC Financial Solutions, or FS, and HNC Telecom Solutions, or TS.

HNC IS provides users with the ability to reduce fraud losses and streamline operations in the containment of the medical costs of workers' compensation and automobile accident insurance claims, workers' compensation loss reserving, workers' compensation fraud, managed care effectiveness and provider effectiveness. HNC FS provides transaction-based, real-time fraud detection, authorization and action decisions for applications such as credit card charge authorization and the loan approval decision process. Our HNC FS segment also includes the activities associated with our former eHNC division, the activities of which we reintegrated into FS. HNC TS provides our telecommunications carrier customers with the ability to reduce fraud losses and determine customer profitability. HNC TS is presented below within our "Other" segment category, which also includes activities associated with our Advanced Technology Solutions group, which primarily conducts research and development for the United States government, as well as corporate activity. Retek, which we spun-off to stockholders effective September 29, 2000, offers predictive software solutions that allow retailed marketing models, and is also presented separately below.

Segment revenue and operating income (loss), which excludes certain non-cash and non-recurring expenditures that we do not allocate between segments, are as follows (unaudited):

                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                            --------------------
                                             2000         1999
                                            -------      -------
Segment revenue:
    IS                                      $21,179      $17,278
    FS                                       25,668       20,121
    Other                                     4,602        1,305
                                            -------      -------
        HNC                                  51,449       38,704
    Retek                                    26,363       20,069
                                            -------      -------
            Total consolidated revenue      $77,812      $58,773
                                            =======      =======

                                HNC SOFTWARE INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                            ----------------------
                                              2000          1999
                                            --------      --------
Segment revenue:
    IS                                      $ 60,656      $ 45,765
    FS                                        69,569        54,144
    Other                                      9,668         6,228
                                            --------      --------
        HNC                                  139,893       106,137
    Retek                                     59,914        57,758
                                            --------      --------
            Total consolidated revenue      $199,807      $163,895
                                            ========      ========


                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                           -----------------------
                                                             2000           1999
                                                           --------       --------
Segment operating income (loss):
    IS                                                     $  3,254       $  4,210
    FS                                                           73          3,414
    Other                                                      (605)        (1,326)
                                                           --------       --------
        HNC                                                   2,722          6,298
    Retek                                                    (9,413)         3,957
                                                           --------       --------
            Total segment operating income (loss)            (6,691)        10,255
    Stock-based compensation                                (16,933)            --
    Acquisition-related costs and amortization              (14,115)        (2,656)
    In-process research and development                      (1,151)            --
    Expense related to spin-off of Retek subsidiary         (46,473)            --
                                                           --------       --------
            Consolidated operating income (loss)            (85,363)         7,599
    Other income, net                                         3,090            855
    Interest expense                                         (1,272)        (1,342)
    Expense related to debt conversion                      (12,676)            --
    Minority interest in losses of consolidated
      subsidiary                                              2,163             --
                                                           --------       --------
            Income (loss) before income tax provision
               (benefit)                                   $(94,058)      $  7,112
                                                           ========       ========


                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                           -------------------------
                                                             2000             1999
                                                           ---------       ---------
Segment operating income (loss):
    IS                                                     $   8,171       $   7,637
    FS                                                           374           8,104
    Other                                                     (3,223)         (1,765)
                                                           ---------       ---------
        HNC                                                    5,222          13,976
    Retek                                                    (36,845)         10,266
                                                           ---------       ---------
            Total segment operating income (loss)            (31,623)         24,242
    Stock-based compensation                                 (21,642)             --
    Acquisition-related costs and amortization               (29,456)         (6,964)
    In-process research and development                       (7,623)             --
    Expense related to spin-off of Retek subsidiary          (46,473)             --
                                                           ---------       ---------
            Consolidated operating income (loss)            (136,817)         17,278
    Interest and other income, net                             9,564           3,825
    Interest expense                                          (4,095)         (4,026)
    Expense related to debt conversion                       (12,676)             --
    Minority interest in losses of consolidated
      subsidiary                                               7,582              --
                                                           ---------       ---------
            Income (loss) before income tax provision
              (benefit)                                    $(136,442)      $  17,077
                                                           =========       =========

                                HNC SOFTWARE INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Corporate assets are primarily comprised of cash, short-term and long-term investments available for sale, deferred tax assets and inter-segment receivables. All tax related assets and liabilities are included within the Corporate line item. Eliminations primarily relate to intercompany payables and investments in subsidiaries.

   Total assets:

                                          AS OF SEPTEMBER 30,
                                      -------------------------
                                        2000             1999
                                      ---------       ---------
Total segment assets:
    IS                                $  58,966       $  32,151
    FS                                  124,604          48,143
    Other                                77,543           4,371
                                      ---------       ---------
        HNC                             261,113          84,665
    Retek                                    --          52,363
                                      ---------       ---------
            Total segment assets        261,113         137,028
    Corporate                           299,921         166,555
    Eliminations                        (71,665)        (45,128)
                                      ---------       ---------
            Total consolidated
             assets                   $ 489,369       $ 258,455
                                      =========       =========


NOTE 8--STOCK-BASED COMPENSATION
Excluding stock-based compensation charges attributable to our Retek spin-off, which are discussed separately below, we recorded net stock-based compensation expense totaling $3.0 million and $7.7 million during the three and nine months ended September 30, 2000, respectively. This net compensation expense relates primarily to the amortization of unearned stock-based compensation of $2.9 million and $8.6 million during these periods, respectively (of which $2.8 million and $8.3 million related to Retek), and also includes additional net compensation expense of $0.1 million and net compensation income of $0.9 million, respectively, primarily related to variable awards. The net compensation income recorded during the nine months ended September 30, 2000 relates primarily to the reversal of compensation expense recorded in the fourth quarter of 1999 in connection with consultant option grants, due to a decline in the fair values of these awards during 2000. The fair values of these awards were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0.0%, risk-free interest rate of 6.42%, volatility of 100% and an expected life of 5 months.

In August 2000, we accelerated the vesting of 25 percent of the outstanding stock options that would have been unvested as of the September 15, 2000 record date to afford our option holders the opportunity to participate in receipt of the Retek share dividend. As a result of this award modification, we recorded a non-cash stock-based compensation charge of $6.7 million during the third quarter of 2000 in accordance with Financial Accounting Standards Board Interpretation No. 44, or FIN 44.

As a result of the proportionate option repricing in connection with the Retek spin-off, certain options failed to qualify for fixed accounting under FIN 44. During the third quarter of 2000, we recorded a one-time charge to operations of $7.2 million related to the modification and estimated cash repurchase of options in connection with the Retek spin-off.

NOTE 9--CONTINGENCIES
Various claims arising in the course of business, seeking monetary damages and other relief, are pending. The amount of the liability, if any, cannot be determined with certainty; however, in the opinion of management, the ultimate liability will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In November 1998, Nestor filed a complaint against us in the United States District Court for the District of Rhode Island (C.A. No. 98 569). In the complaint, Nestor alleged that we violated the federal Sherman Antitrust Act and the Rhode Island Antitrust Act and tortiously interfered with prospective contractual business relationships of Nestor in connection with our marketing of our Falcon credit card fraud detection product. The complaint also alleged that we infringed United States patents Nos. 4,326,259 and 4,760,604 held by Nestor. Nestor seeks to recover unspecified compensatory damages, treble damages and punitive damages and to obtain injunctive relief arising from these claims. The complaint also sought a declaratory judgment that a United States patent we hold relating to technology used in our Falcon products is invalid and unenforceable due to our alleged inequitable conduct in obtaining this patent, and that Nestor's products do not infringe this patent.

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

Our claims for patent infringement and unfair competition which were pending in the United States District Court venued in San Diego against Nestor's distributors Transaction Systems Architects, Inc., or TSAI, and ACI Worldwide, Inc., or ACI, were dismissed in April, 2000. We agreed with TSAI and ACI to dismiss our lawsuit against them in order to enable us to commence discussions with them regarding a

                                HNC SOFTWARE INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

possible future business relationship. However, no agreements have been reached to date with TSAI or ACI.

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

Although forward-looking statements in this Report reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known to us and might change if future factual circumstances change. Consequently, all forward-looking statements have inherent risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to differences in results and outcomes include without limitation whether we are successful in integrating new businesses we have recently acquired, the impact of decisions we make regarding future strategic directions of our business units, whether we are successful in transitioning many of our products to solutions based on the application service provider, or ASP, business model, as well as those factors discussed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999, or 1999 Annual Report, and this Report should be read in conjunction with our 1999 Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made in this Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

                                    OVERVIEW

We are a business-to-business software company that develops, markets, licenses and supports intelligent decision management software solutions for various service industries, including companies in the insurance, financial services, telecommunications, and e-commerce markets. Our predictive software solutions help global companies better manage the challenges associated with customer acquisition, management and retention. By analyzing high volumes of customer transactions in real-time, our solutions help companies gain insight into and predict customer needs and actions. This benefits companies by decreasing the cost of acquiring and retaining customers, improving profitability by lowering the cost of service, and increasing the value of customers. The increasing conduct of e-business over the Internet increases the demand for intelligent analysis of large volumes of real-time information, which these solutions provide.

On September 10, 1999, our subsidiary Retek, Inc., or Retek, filed a registration statement with the Securities and Exchange Commission relating to an initial public offering of Retek's common stock. The offering was consummated in November 1999. In the offering Retek sold 6,325 shares of its common stock. Prior to the offering, we transferred to Retek all of the shares of our wholly owned subsidiary, Retek Information Systems, Inc. On August 7, 2000, HNC's board of directors declared a dividend of all of the shares of Retek common stock held by HNC, or approximately 40.0 million shares, to complete the spin-off of our Retek subsidiary. We received a private letter ruling from the Internal Revenue Service that HNC's dividend of its shares of Retek common stock would be tax-free to HNC and our stockholders for U.S. federal income tax purposes. This dividend was paid on September 29, 2000 to all HNC stockholders of record as of September 15, 2000 using a distribution ratio of 1.243038 shares of Retek Inc. common stock for each share of HNC common stock held. Cash was paid in lieu of fractional shares. The shares of Retek common stock that were distributed by HNC in the Retek spin-off constituted all the Retek shares owned by HNC and represented approximately 83.9% of Retek's outstanding shares as of the September 29, 2000 distribution date. As a result of our distribution of our Retek common shares, Retek is no longer affiliated with HNC.

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

Excluding Retek, our core business segments are organized as follows: HNC Insurance Solutions segment, or IS, HNC Financial Solutions segment, or FS, and HNC Telecom Solutions, or TS.

        INSURANCE SOLUTIONS
        IS develops software solutions for the insurance industry that are designed to add value to its customers' businesses through cost reduction and improved management of risks. Customers in this segment include insurance carriers, third-party administrators, managed care organizations, preferred provider organizations, insurance industry trade groups, brokers, and other service organizations. Our current product offerings are targeted to the workers' compensation and automobile segments of the property and casualty insurance market, as well as the group health segment of the insurance market.

        FINANCIAL SOLUTIONS
        FS provides a suite of products that addresses the customer-lifecycle management needs of banks and other financial institutions. FS provides transaction-based, real-time fraud detection, authorization and action decisions for applications such as credit card charge authorization and the loan approval decision process.

        TELECOM SOLUTIONS
        TS provides solutions designed to help telecommunications carriers acquire more customers and enhance relationships with existing customers in order to retain customers for longer periods, including solutions to reduce fraud losses and determine customer profitability.


Our revenues and operating results have varied significantly in the past and may do so in the future. Factors affecting our revenues and operating results include: the degree of market acceptance of our products; the relatively large size and small number of customer orders that may be received during a given period; customer cancellation of long-term contracts yielding recurring revenues or customers' ceasing their use of our products for which our fees are based on customer usage; the length of our products' sales cycles; our ability to successfully develop, introduce and market new products and product enhancements; the timing of new product announcements and introductions by us and our competitors; changes in the mix of our distribution channels; changes in the level of our operating expenses; our ability to achieve progress on percentage-of-completion contracts; our success in completing pilot product installations for contracted fees; competitive and other market conditions in the industries and markets we serve; and domestic and international economic conditions. In addition, license agreements we enter into during a given quarter may not meet our revenue recognition criteria, and thus may not produce revenue in that quarter. Therefore, even if we meet or exceed our forecast of aggregate licensing and other contracting activity, it is possible that our revenues would not meet our expectations or those of securities analysts. Furthermore, our operating results may be affected by other factors unique to our product lines. For example, in the past we have derived a portion of our revenues from product lines that have generally been priced as "perpetual" license transactions in which we receive a one-time license fee, most of which is typically recognized as revenue upon signing and delivery. Thus, failure to sign a significant perpetual license in the quarter it was anticipated to be signed could result in a material shortfall of revenue for that quarter versus expectations.

We expect fluctuations in our operating results to continue for the foreseeable future. Consequently, we believe that period-to-period comparisons of our financial results should not be relied upon as an indication of our future performance. Because our expense levels are based in part on our expectations regarding future revenues and in the short term are fixed to a large extent, we may be unable to adjust our spending in time to compensate for any unexpected revenue shortfall. We may not be able to maintain profitability on a quarterly or annual basis in the future. In addition, in the past we have acquired several companies and may continue to do so in the future and such transactions typically generate significant continuing charges that decrease our net income, often for many fiscal periods. Due to the foregoing factors, it is possible that in some future quarter our operating results will be below the expectations of public market analysts and investors. In that event, the price of our Common Stock and, in turn, the price of our outstanding 4.75% Convertible Subordinated Notes due 2003, would likely be harmed.

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

                              RESULTS OF OPERATIONS

REVENUES
Our revenues are comprised of license and maintenance revenues and services and other revenues. Our revenues for the three months ended September 30, 2000 were $77.8 million, an increase of 32.3% over revenues of $58.8 million for the same period in the prior year. Our revenues for the nine months ended September 30, 2000 were $199.8 million, an increase of 21.9% over revenues of $163.9 million for the same period in the prior year.

For a discussion of Retek's license and maintenance revenues and services and other revenues, see page 39.

LICENSE AND MAINTENANCE REVENUES. We recognize license and maintenance revenues in several different ways, depending on the terms on which the software and maintenance are provided. Revenue from periodic software license and maintenance agreements, under which fees are paid to us on a recurring, periodic basis is generally recognized ratably over the respective license periods. Revenue from short-term periodic software license and maintenance agreements, with guaranteed minimum license fees, is recognized as related services are performed. Transaction-based fees are recognized as revenue based on system usage or when fees based on system usage exceed the monthly minimum license fees. Revenue from perpetual licenses of our software for which there are no significant continuing obligations and collection of the related receivables is probable is recognized on delivery of the software and when acceptance by the customer is probable. Amounts received under contracts in advance of performance are recorded as deferred revenue and are generally recognized within one year from receipt.

SERVICES AND OTHER REVENUES. Services and other revenues are comprised of installation and implementation revenues, remote hosted service operation revenues and revenues which are derived from consulting contracts, new product development contracts with commercial customers and, to a lesser extent, research and development contracts with the United States Government. Revenue from software installation and implementation and from contract services is generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Amounts received under contracts in advance of performance are recorded as deferred revenue and are generally recognized within one year from receipt. Contract losses are recorded as a charge to income in the period any losses are first identified. Unbilled accounts receivable are stated at estimated realizable value.

Remote hosted service fees are derived from review of and re-pricing of customers' medical bills and are assessed to customers on the basis of volume of bills processed. Remote hosted service customers typically subscribe for services under month-to-month agreements and service fees are recognized as revenue when the processing services are performed.


THREE MONTHS ENDED SEPTEMBER 30, 2000
LICENSE AND MAINTENANCE REVENUES. License and maintenance revenues were $52.0 million for the third quarter in 2000, an increase of 22.9% from $42.3 million for the third quarter in 1999. This $9.7 million increase over the prior year quarter was driven by a $6.5 million increase at HNC and a $3.2 million increase at Retek. Our recurring license and maintenance revenues, as a percentage of total license and maintenance revenues, increased to 66.3% in the third quarter of 2000, up from 61.3% for the same period in 1999.

Within HNC, the $6.5 million increase in revenues was driven by a $3.1 million, or 21.7% increase at our FS segment, a $2.8 million, or 296.6% increase at our combined TS and other segments, and a $0.6 million, or 4.1% increase at our IS segment. The increase at our FS segment is primarily due to increases in sales of our Falcon and Capstone products, while the increase at our combined TS and other segments is attributable primarily to growth in the TS license and maintenance business, including growth from

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

acquisitions. The increase at our IS segment is attributable to increased sales volume of our CompAdvisor and MIRA products, and was partially offset by IS's transfer of customer contracts for the CompCompare and ProviderCompare products to a third party under a master license agreement signed in the third quarter of 1999. Under that contract, we no longer receive license and maintenance fees from the transferred contracts and instead receive royalty fees which are classified as services and other revenues.

SERVICES AND OTHER REVENUES. Services and other revenues were $25.8 million for the third quarter in 2000, an increase of 57.3% from $16.4 million for the third quarter in 1999. This $9.4 million increase over the prior year quarter was driven by a $6.3 million increase at HNC and a $3.1 million increase at Retek.

Within HNC, the $6.3 million increase in revenues was driven by a $2.4 million, or 42.8% increase at our FS segment, a $3.4 million, or 75.8% increase at our IS segment, and a $0.5 million, or 140.4% increase at our combined TS and other segments. The increase at FS was primarily related to a higher volume of Capstone implementations while the IS increase is attributable primarily to overall growth in our remote hosted services customer base, including the commencement of full-scale hosted service operations for a primary customer.


NINE MONTHS ENDED SEPTEMBER 30, 2000
LICENSE AND MAINTENANCE REVENUES. License and maintenance revenues were $126.2 million for the nine months ended September 30, 2000, an increase of 5.0% from $120.2 million for the same period in 1999. This $6.0 million increase over the prior year quarter was driven by a $12.2 million increase at HNC, and offset by a $6.2 million decrease at Retek. Our recurring license and maintenance revenues, as a percentage of total license and maintenance revenues, increased to 72.9% in the nine months ended September 30, 2000, up from 61.7% for the same period in 1999.

Within HNC, the $12.2 million increase in revenues was driven by a $9.5 million, or 25.3% increase at our FS segment and a $3.1 million, or 69.1% increase at our combined TS and other segments, offset in part by a $0.4 million, or 1.0% decrease at our IS segment. The increase at our FS segment is primarily attributable to increases in sales of our Falcon and Capstone products, while the increase in our combined TS and other segments is attributable primarily to growth in the TS license and maintenance business, including growth from acquisitions. The net decline at our IS segment resulted primarily from IS's transfer of customer contracts for the CompCompare and ProviderCompare products to a third party under a master license agreement signed in the third quarter of 1999, under which we no longer receive license and maintenance fees from the transferred contracts and instead receive royalty fees which are classified as services and other revenues. Also contributing to the IS decrease was a decline in PPO revenues as a result of industry consolidations and increasing price competition, which was partly offset by the addition of new customers.


SERVICES AND OTHER REVENUES. Services and other revenues were $73.6 million for the nine months ended September 30, 2000, an increase of 68.4% from $43.7 million for the nine months ended September 30, 1999. This $29.9 million increase over the prior year was driven by a $21.6 million increase at HNC and a $8.3 million increase at Retek.

Within HNC, the $21.6 million increase in revenues was driven by a $5.9 million, or 35.7% increase at our FS segment, a $15.3 million, or 170.3% increase at our IS segment, and a $0.4 million, or 20.3% increase at our combined TS and other segments. The increase at FS was primarily related to a higher volume of Capstone implementations while the IS increase is attributable primarily to overall growth in our hosted services customer base, including the commencement of full-scale hosted service operations for a primary customer.


GROSS MARGIN
LICENSE AND MAINTENANCE GROSS MARGIN. License and maintenance costs primarily represent our expenses for personnel engaged in customer support, travel to customer sites and documentation

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

materials and excludes non-cash stock-based compensation expense of $2,364 and $2,658 for the three and nine months ended September 30, 2000, respectively.

SERVICES AND OTHER GROSS MARGIN. Services and other expenses consist of personnel and other expenses associated with providing installation and implementation services and performing development, consulting, and research and development contracts, and the costs associated with hosted service operations and excludes non-cash stock-based compensation expense of $1,753 and $2,548 for the three and nine months ended September 30, 2000, respectively.

For discussion of Retek's license and maintenance cost of revenues and services and other cost of revenues, see page 40.

THREE MONTHS ENDED SEPTEMBER 30, 2000
LICENSE AND MAINTENANCE GROSS MARGIN. Our gross margins on license and maintenance revenues decreased 7.3% from the third quarter in 1999 to the third quarter in 2000, from 77.5% to 70.2%. This decrease was driven by a 30.5% decline at Retek, offset by a 4.2% increase at HNC.


Within HNC, license and maintenance gross margin at our IS segment remained relatively constant, decreasing by 1.6%, while gross margin at our FS segment increased by 6.3%, due primarily to Falcon and Capstone margin improvements. Gross margin associated with our combined TS and other segments also increased 3.8% due primarily to growth in the TS license and maintenance business.


SERVICES AND OTHER GROSS MARGIN. Our gross margin on services and other revenues decreased 8.5%, to 27.3% for the third quarter of 2000 from 35.8% for the third quarter of 1999. The decrease in our services and other gross margin was driven by a 10.4% decline at Retek and a 7.6% decline at HNC.

Within HNC, services and other gross margin at our IS segment decreased by 14.3%, while gross margin at our FS segment decreased by 5.1%. Our IS segment's gross margins decreased quarter over quarter primarily due to several non-recurring, higher margin contracts that were recorded in the third quarter of 1999, while the margin decline at FS is due primarily to the increased use of third party consultants, who have a higher average cost and lower gross margin than internal resources, for Capstone implementations.


NINE MONTHS ENDED SEPTEMBER 30, 2000
LICENSE AND MAINTENANCE GROSS MARGIN. Our gross margins on license and maintenance revenues decreased 7.8% from the nine months ended September 30, 1999 to the nine months ended September 30, 2000, from 74.7% to 66.9%. This decrease was driven by a 32.9% decline at Retek, offset by a 4.0% increase at HNC.

Within HNC, license and maintenance gross margin at our IS and FS segments each increased by 2.2%, while gross margin associated with our combined TS and other segments remained relatively flat, decreasing by 0.5%. The FS increase is due primarily to Falcon and Capstone margin improvements while the IS margin increase is due primarily to reductions in PPO access fees and the re-alignment of resources.


SERVICES AND OTHER GROSS MARGIN. Our gross margin on services and other revenues decreased 3.4%, to 29.1% for the nine months ended September 30, 2000 from 32.5% for the nine months ended September 30, 1999. The decrease in our services and other gross margin was driven primarily by a 7.2% decline at Retek, while HNC margins remained relatively constant, decreasing by 1.8%.

Within HNC, services and other gross margin at our IS segment increased by 3.7%, while gross margin at our FS segment decreased by 9.0%. Our IS segment's gross margins increased primarily because of improved efficiencies in their remote hosted service operations. Our FS segment's gross

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

margins decreased primarily due to the increased use of third party consultants, who have a higher average cost and lower gross margin than internal resources, for Capstone implementations.


RESEARCH AND DEVELOPMENT EXPENSE
Research and development expenses consist primarily of salaries and other personnel-related expenses, subcontracted development services, depreciation for development equipment, and supplies and excludes non-cash stock-based compensation expense of $8,076 and $10,629 for the three and nine months ended September 30, 2000, respectively.

For a discussion of Retek's research and development expense see page 40.

THREE MONTHS ENDED SEPTEMBER 30, 2000
Research and development expenses increased $8.0 million, or 67.8%, to $19.8 million in the third quarter of 2000 from $11.8 million in the third quarter of 1999. This increase was driven by a $3.6 million increase at HNC and a $4.4 million increase at Retek.

Within HNC, this increase in research and development expenses is attributable primarily to a $3.2 million increase at our FS segment and a $0.4 million increase at our combined TS and other segments, while research and development expenditures within our IS segment remained flat quarter over quarter. The increase in absolute dollars quarter over quarter is attributable primarily to increases in staffing and related costs to support new product development activities, primarily associated with our Capstone and Falcon products lines. We anticipate that research and development expenses will increase in dollar amount and could increase as a percentage of total revenues for the foreseeable future.

NINE MONTHS ENDED SEPTEMBER 30, 2000
Research and development expenses increased $22.0 million, or 66.7%, to $55.0 million in the nine months ended September 30, 2000 from $33.0 million in the nine months ended September 30, 1999. This increase was driven by a $10.6 million increase at HNC and a $11.4 million increase at Retek.

Within HNC, the increase in research and development expenses period over period is attributable to a $6.8 million increase at our FS segment, a $2.2 million at our IS segment and a $1.6 million increase at our combined TS and other segments. The increases in absolute dollars period over period were attributable to increases in staffing and related costs to support new product development activities, primarily associated with our CompAdvisor, Capstone, Falcon, Spyder and ASP product-delivery products. We anticipate that research and development expenses will increase in dollar amount and could increase as a percentage of total revenues for the foreseeable future.


SALES AND MARKETING EXPENSE
Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel, entertainment and promotional expenses and excludes non-cash stock-based compensation expense of $2,565 and $4,167 for the three and nine months ended September 30, 2000, respectively.

For a discussion of Retek's sales and marketing expenses see page 40.

THREE MONTHS ENDED SEPTEMBER 30, 2000
Sales and marketing expenses increased $9.4 million, to $20.1 million in the third quarter of 2000 from $10.7 million in the third quarter of 1999. This increase was driven by a $4.0 million increase at HNC and a $5.4 million increase at Retek.

Within HNC, the increase in sales and marketing expense quarter over quarter is attributable to a $2.8 million increase at our FS segment, a $0.6 million increase at our IS segment and a $0.6 million increase at our combined TS and other segments. These increase are attributable primarily to increases in staffing

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

related to the expansion of direct sales and marketing staff. Contributing to the increases were increased expenses for trade shows, advertising, corporate marketing programs and other expenses to support recently acquired businesses. We expect sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future. These expenses could also increase as a percentage of total revenues as we continue to develop a direct sales force in Europe and other international markets, expand our domestic sales and marketing organization and increase the breadth of our product lines.

NINE MONTHS ENDED SEPTEMBER 30, 2000
Sales and marketing expenses increased $23.9 million, to $55.2 million for the nine months ended September 30, 2000 from $31.3 million for the nine months ended September 30, 1999. This increase was driven by a $8.6 million increase at HNC and a $15.3 million increase at Retek.

Within HNC, the increase in sales and marketing expense quarter over quarter is attributable to a $5.4 million increase at our FS segment, a $2.5 million increase at our IS segment and a $0.7 million increase at our combined TS and other segments. The increases are attributable primarily to increases in staffing related to the expansion of direct sales and marketing staff. Contributing to the increases were increased expenses for trade shows, advertising, corporate marketing programs and other expenses to support recently acquired businesses. We expect sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future. These expenses could also increase as a percentage of total revenues as we continue to develop a direct sales force in Europe and other international markets, expand our domestic sales and marketing organization and increase the breadth of our product lines.


GENERAL AND ADMINISTRATIVE EXPENSE
General and administrative expenses consist primarily of personnel costs for finance, contract administration, human resources and general management, as well as acquisition, insurance and professional services expenses and excludes non-cash stock-based compensation expense of $2,175 and $1,640 for the three and nine months ended September 30, 2000, respectively.

For a discussion of Retek's general and administrative expenses see page 41.

THREE MONTHS ENDED SEPTEMBER 30, 2000
General and administrative expenses increased $4.4 million, to $10.3 million in the third quarter of 2000 from $5.9 million in the third quarter of 1999. This growth was driven by a $3.1 million increase at HNC and a $1.3 million increase at Retek.

Within HNC, the increase in general and administrative expenses quarter over quarter are attributable to a $1.3 million increase at our FS segment, a $1.1 million increase at our IS segment, and a $0.7 million increase at our combined TS and other segments. These increases are related primarily to additional staffing and related expenses, including recruiting costs, to support a higher volume of business, resulting in part from our recent acquisitions.


NINE MONTHS ENDED SEPTEMBER 30, 2000
General and administrative expenses increased $11.7 million, to $27.2 million in the nine months ended September 30, 2000 from $15.5 million in the nine months ended September 30, 1999. This growth was driven by a $7.8 million increase at HNC and a $3.9 million increase at Retek.

Within HNC, the increase in general and administrative expenses period over period is attributable to a $4.4 million increase at our FS segment, a $1.9 million increase at our IS segment, and a $1.5 million increase at our combined TS and other segments. These increases are related primarily to additional staffing and related expenses, including recruiting costs, to support a higher volume of business, resulting in part from our recent acquisitions.

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

STOCK-BASED COMPENSATION EXPENSE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
Excluding stock-based compensation charges attributable to our Retek spin-off, which are discussed separately below, we recorded net stock-based compensation expense totaling $3.0 million and $7.7 million during the three and nine months ended September 30, 2000, respectively. This net compensation expense relates primarily to the amortization of unearned stock-based compensation of $2.9 million and $8.6 million during these periods, respectively (of which $2.8 million and $8.3 million related to Retek), and also includes additional net compensation expense of $0.1 million and net compensation income of $0.9 million, respectively, primarily related to variable awards. The net compensation income recorded during the nine months ended September 30, 2000 relates primarily to the reversal of compensation expense recorded in the fourth quarter of 1999 in connection with consultant option grants, due to a decline in the fair values of these awards during 2000. The fair values of these awards were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0.0%, risk-free interest rate of 6.42%, volatility of 100% and an expected life of 5 months.

In August 2000, we accelerated the vesting of 25 percent of the outstanding stock options that would have been unvested as of the September 15, 2000 record date to afford our option holders the opportunity to participate in receipt of the Retek share dividend. As a result of this award modification, we recorded a non-cash stock-based compensation charge of $6.7 million during the third quarter of 2000 in accordance with Financial Accounting Standards Board Interpretation No. 44, or FIN 44.

As a result of the proportionate option repricing in connection with the Retek spin-off, certain options failed to qualify for fixed accounting under FIN 44. During the third quarter of 2000, we recorded a one-time charge to operations of $7.2 million related to the modification and estimated cash repurchase of options in connection with the Retek spin-off.

TRANSACTION-RELATED AMORTIZATION AND COSTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
Transaction-related amortization and costs primarily include acquisition-related amortization during the three and nine months ended September 30, 2000 and 1999. Additional transaction related costs during the three and nine months ended September 30, 2000 and 1999 include $0.8 million related to the write-off of deferred offering costs during the third quarter of 2000 and $0.6 million related to the write-off of deferred offering costs during the third quarter of 2000 and $0.6 million related to the write-off of deferred merger costs during the third quarter of 1999, respectively.

Transaction-related amortization and costs increased from $2.7 million in the third quarter of 1999 to $14.1 million in the third quarter of 2000, and from $7.0 million in the nine months ended September 30, 1999 to $29.5 million in the nine months ended September 30, 2000. These period over period increases are primarily attributable to incremental intangible asset amortization charges as a result of our business acquisitions during 1999 and 2000. Transaction-related amortization and costs represent the amortization of intangible assets purchased in conjunction with our acquisitions of Systems/Link and CardAlert in the third quarter of 2000; Celerity and HighTouch in the second quarter of 2000; AIM, CASA and Onyx in the first quarter of 2000; WebTrak in 1999; and our acquisitions of Practical Control Systems Technologies, Inc., or PCS, FTI (now HNC Financials Solutions, Inc.), and the Advanced Telecommunications Abuse Control System, or ATACS product line assets during 1998. The average amortization period and useful life for these intangible assets is approximately
3.5 years.


IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
In-process research and development expense was $1.2 million for the three months ended September 30, 2000. These write-offs were related to the acquisitions of Systems/Link and CardAlert. In-process research and development expense was $7.6 million for the nine months ended September 30, 2000. These write-offs were related to the acquisitions of CASA, Celerity, HighTouch, Systems/Link and CardAlert.

CASA, acquired in the first quarter of 2000, is an advanced analytics solutions company that provides account optimization and precision marketing solutions through an ASP delivery platform. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. Prior to 2000, CASA primarily sold its Adaptive Dynamic Marketing ("ADM") ASP solution to businesses to improve revenue and customer retention. At the time of acquisition, CASA had a number of new technologies under development related to account management algorithms and pricing algorithms, which in-process R&D projects which were estimated to achieve technological feasibility in the second quarter of 2000.

Celerity, acquired in the second quarter of 2000, is involved in developing and marketing electronic data interchange ("EDI") solutions for the workers' compensation industry. The company is a developer and provider of translation software, desktop software, and value-added network services in support of the claims handling process. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. Prior to its acquisition, Celerity primarily sold its software and network services to insurance carriers, third party administrators managed care organizations, employers, and medical providers to facilitate the workers compensation claims handling process. At the time of acquisition, Celerity had a number of new technologies under development related to world-wide web-enabling and EDI network technology, which in-process R&D

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

projects were estimated to achieve technological feasibility in the second and third quarters of 2000.

HighTouch, acquired in the second quarter of 2000 by Retek, is a provider of customized software and services relating to customer relationship management ("CRM"). The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. Prior to its acquisition, HighTouch primarily sold customized software and services to a variety of customers in the retail industry. At the time of acquisition, HighTouch had technology under development relating to the creation of the company's first fully integrated standardized off-the-shelf CRM product, which in-process R&D project was estimated to achieve technological feasibility in the third quarter of 2000.

Systems/Link is a software developer that creates data management solutions for large telecommunications companies. The company provides applications for real-time data collection, call detail record exchange, fraud control and prepaid services for carriers. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. At the time of acquisition, Systems/Link had one new technology under development related to real-time roamer record exchange system for enhanced fraud control capabilities, which in-process R&D project was estimated to achieve technological feasibility in the middle of 2001.

CardAlert provides ATM and debit card risk management services to domestic financial institutions and debit card networks. The company's Accelerated Detection technology analyzes daily ATM transactions for fraudulent activity. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. Prior to its acquisition, CardAlert primarily provided fraud detection services to large domestic debit card networks. At the time of acquisition, CardAlert had one new technology under development related to fraud detection for signature-based credit card activity, which in-process R&D project was estimated to achieve technological feasibility in the fourth quarter of 2000.

We used an independent appraisal firm to assist us with our valuations of the fair market values of the purchased assets of CASA, Celerity, HighTouch, Systems/Link and CardAlert. Fair market value is defined as the estimated amount at which an asset might be expected to be exchanged between a willing buyer and willing seller assuming the buyer continues to use the assets in its current operations. The in-process R&D projects were valued through the use of a discounted cash flow analysis, taking into account projected future cash flows associated with these projects once they achieve technological feasibility, their stage of completion as of the acquisition date, and the expected return requirements (i.e. discount rates) for determining present values of the projected cash flows. Stages of completion were estimated by considering time, cost, and complexity of tasks completed prior to the acquisition as a percentage of total time, cost and effort required for the total project up to achieving technological feasibility.

With respect to the projected financial information provided to our appraiser pertaining to these acquisitions, CASA prepared a detailed set of projections forecasting revenue from the new algorithms as well as gross profit and operating profit margins, Celerity and HNC prepared a detailed set of projections forecasting revenue from the web-enabling and EDI technology as well as gross profit and operating profit margins, Retek prepared a detailed set of projections forecasting revenue from the HighTouch CRM technology as well as gross profit and operating profit margins, Systems/Link and HNC prepared a detailed set of projections forecasting revenue from the real-time roamer record exchange technology as well as gross profit and operating profit margins, and CardAlert and HNC prepared a detailed set of projections forecasting revenue from the credit card fraud detection technology as well as gross profit and operating profit margins. These projections were made based on an assessment of customer needs and the expected pricing and cost structure.

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

With respect to the discount rates used in the valuation approach, the incomplete technology represents a mix of near and mid-term prospects for the business and imparts a level of uncertainty to its prospects. A reasonable expectation of return on the incomplete technology would be higher than that of completed technology due to these inherent risks. As a result, for CASA, Celerity, HighTouch, Systems/Link and CardAlert, the earnings associated with incomplete technology were discounted at rates of 27.0%, 24.3%, 26.2%, 31.0% and 31.0% based upon the following methodologies:

The Capital Asset Pricing Model was used to determine the cost of equity. It combines a risk free rate of return with an equity risk premium multiplied by a factor, referred to as Beta, which is based on the performance of common stock prices of similar publicly traded companies. Employing these data for CASA, Celerity, HighTouch, Systems/Link and CardAlert, the discount rates attributable to the businesses were 22.0%, 19.3%, 21.2%, 21.0% and 21.0%, respectively, which were used for valuing completed technology. Since incomplete technology would require a higher return than completed technology, the valuation report prepared by our appraiser utilized rates of 27.0%, 24.3%, 26.2%, 31.0% and 31.0% for CASA, Celerity, HighTouch, Systems/Link and CardAlert, respectively, to present value cash flows (in excess of a return on other assets of the business) attributable to in-process research and development projects.

The in-process research and development for the CASA, Celerity, HighTouch, Systems/Link and CardAlert projects continue to progress, in all material respects, consistently with our original assumptions that were provided to the independent appraiser and used to value the in-process research and development.

These statements regarding projected revenues and expenses are forward-looking statements, which are subject to risks and uncertainties. Actual results may differ materially from those anticipated. Our inability to complete the in-process technologies within the expected timeframes could materially impact future revenues and earnings, which could have a negative impact on our business, financial condition and results of operations.

EXPENSE RELATED TO SPIN-OFF OF RETEK
We incurred $46.5 million in costs during the third quarter of 2000 associated with the spin-off of Retek. These costs primarily consisted of investment banking, legal, accounting and other administrative costs, including the accrual of approximately $39.0 million in cash bonuses to be paid to unvested stock option holders.


OTHER INCOME, NET

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
Other income, net is comprised primarily of interest income earned on cash and investment balances. Other income, net for the third quarter of 2000 was $3.1 million, compared to $0.9 million in the third quarter of 1999. Other income, net for the nine months ended September 30, 2000 was $9.6 million, compared to $3.8 million in the nine months ended September 30, 1999. The increase in other income, net during the three and nine months ended June 30, 2000 was attributable primarily to an increase in interest income as a result of higher average cash and investment balance during the first three quarters

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

in 2000 as compared to the same periods in 1999. The higher cash and investment balances can be attributed in part to the net proceeds received from Retek's initial public offering in November 1999, proceeds from stock option exercises and employee stock purchase plan contributions, as well as the net effect of other operating, investing and financing activities between the respective periods.

EXPENSE RELATED TO DEBT CONVERSION
In connection with our conversion of $83.5 million in Convertible Subordinated Notes during the quarter ended September 30, 2000, we incurred and paid $12.7 million in conversion premiums to the note holders, which we recorded as a non-recurring debt conversion expense.

INCOME TAXES

THREE MONTHS ENDED SEPTEMBER 30, 2000
The income tax benefit was $15.5 million in the third quarter of 2000, compared to an income tax expense of $3.8 million in the third quarter of 1999. The income tax benefit for the third quarter of 2000 includes the effects of: non-deductible, one-time write-offs of in-process research and development related to the purchases of Systems/Link and CardAlert; Retek minority interest; stock-based compensation expense; non-deductible acquisition related amortization expense; and the Notes conversion inducement payments. The income tax expense for the third quarter of 1999 includes non-deductible acquisition related amortization expense. These provisions are based on our estimates of the effective tax rates during those respective full fiscal years.

NINE MONTHS ENDED SEPTEMBER 30, 2000
The income tax benefit was $25.6 million in the nine months ended September 30, 2000, compared to an income tax expense of $8.3 million in the nine months ended September 30, 1999. The income tax benefit for the nine months ended September 30, 2000 includes the effects of: non-deductible, one-time write-offs of in-process research and development related to the purchases of CASA, Onyx, Celerity, HighTouch, Systems/Link and CardAlert; Retek minority interest stock-based compensation expense; non-deductible acquisition related amortization expense; and the Notes conversion inducement payments. The income tax expense for the nine months ended September 30, 1999 includes non-deductible acquisition related amortization expense. These provisions are based on our estimates of the effective tax rates during those respective full fiscal years.


                         LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED SEPTEMBER 30, 2000
Net cash used in operating activities was $27.7 million for the nine months ended September 30, 2000, compared to net cash provided by operating activities of $16.9 million during the same period in 1999. Cash used in operating activities during the first nine months of 2000 includes $33.0 million of net cash used in operations, offset by a $5.3 million increase due to working capital cash flows. The net working capital cash flows primarily reflect increases of accounts payable, accrued liabilities and deferred revenue, offset by increases in trade accounts receivable and deferred income taxes.

Net cash used in investing activities was $81.6 million for the nine months ended September 30, 2000, compared to net cash used in investing activities of $8.0 million during the same period in 1999. Cash used in investing activities during the first nine months of 2000 included $29.6 million in net investment purchases, $21.9 million expended for the purchase of property and equipment, $23.0 million paid in connection with our business acquisitions, net of cash acquired, and $7.0 million paid out in connection with equity investments and employee loans made.

Net cash provided by financing activities was $58.2 million for the nine months ended September 30, 2000, compared to net cash used in financing activities of $39.9 million during the same period in 1999. Cash provided by financing activities during the first nine months of 2000 includes $83.0 million in proceeds resulting from stock option exercises and employee stock purchase plan contributions under both HNC and Retek plans and $32.0 million in proceeds from the sale of trade receivables, offset by $18.6 million in cash expended to repurchase HNC common stock for treasury, $7.7 million used to repay debt and capital lease obligations, and the $30.5 million reduction of Retek's cash and cash equivalent balance occurring as of the September 29, 2000 spin-off date.

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

As of September 30, 2000, we had $190.2 million in cash, cash equivalents and investments available for sale. We believe that our current cash, cash equivalents and investments available for sale balances, borrowings under our credit facility and net cash provided by operating activities, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We expect to continue making significant investments in capital assets, including computer equipment and building improvements, during 2000 and 2001. We intend to invest our cash in excess of current operating requirements in short-term, interest-bearing, investment-grade securities. A portion of our cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies or data. The proceeds from the Notes will continue to be used for general corporate purposes, including working capital and possibly to acquire complementary businesses, products or technologies.

During March 1998, we completed an offering of $100,000 of 4.75% Convertible Subordinated Notes, or the Notes, due on March 1, 2003. The Notes were convertible into our common stock at any time prior to the close of business on the maturity date at a conversion rate of 22.30 shares per $1,000 principal amount of the Notes (equivalent to a conversion price of $44.85 per share). During the quarter ending September 30, 2000, we converted $83.5 million of the Notes into HNC common stock using the conversion rate described above. In connection with these note conversions, we issued approximately 1,862 shares of our common stock. Additionally, we paid approximately $12.7 million in cash inducements to the converting note holders, which we recorded during the quarter ended September 30, 2000. As of September 30, 2000, $16.5 million of the Notes remain outstanding. In connection with the spin-off of our Retek subsidiary that was completed on September 29, 2000, the indenture governing the Notes required an automatic adjustment of the conversion price of the remaining Notes that were not converted prior to the Retek spin-off. This conversion price adjustment was based on a formula that calculated an adjusted conversion rate using the relative per common share values of HNC and Retek as of the date of the spin-off. As a result of this adjustment, the remaining Notes outstanding are now convertible into our common stock at a conversion rate of 100.20 shares per $1,000 principal amount of the Notes (equivalent to a conversion price of $9.98 per share). We have the right to redeem the remaining Notes outstanding, in whole or in part, on or after March 6, 2001, at redemption prices (plus accrued interest) as follows: a premium of 101.9 after one year, 100.95 after two years, and at par as of the third year.


                          NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", or FAS 133. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which defers the requirement to adopt FAS 133 to the first quarter of 2001. We have not yet determined the impact of the adoption of this new accounting standard on our consolidated financial position, results of operations or disclosures.

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

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

In January 2000, the Financial Accounting Standards Board's Emerging Issues Task Force published Issue No. 00-2 "Accounting for Web Site Development Costs", or EITF 00-2. EITF 00-2 applies the guidance given in the American Institute of Certified Public Accountants's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", or SOP 98-1, to Web site development costs. Under SOP 98-1, software development costs, consisting of internally developed software and Web site development costs, including internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation to hardware and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. The estimated useful lives are based on planned or expected significant modification or replacement of software applications, in response to the rapid rate of change in the internet industry and technology in general. Adoption of EITF 00-2 was required for the third quarter of 2000. The adoption of EITF 00-2 did not have a significant impact on our consolidated financial position, results of operations or disclosures.

                                    RETEK INC.

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                 2000               1999
                                                                            --------------    ----------
                                                                            (UNAUDITED)
                                                 ASSETS
                       Current assets:
                         Cash and cash equivalents........................     $  30,463        $ 83,680
                         Investments......................................        10,964              --
                         Accounts receivable, net.........................        24,792          24,383
                         Deferred income taxes............................         1,589           1,612
                         Other current assets.............................        14,972           5,560
                                                                               ---------        --------
                            Total current assets..........................        82,780         115,235
                       Investments........................................         6,197              --
                       Deferred income taxes..............................        42,031          21,716
                       Property and equipment, net........................        27,144           8,291
                       Intangible assets, net.............................        30,434           8,958
                       Other assets.......................................            55              33
                                                                               ---------        --------
                                                                               $ 188,641        $154,233
                                                                               =========        ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                       Current liabilities:
                         Accounts payable.................................     $  10,236        $  5,946
                         Accrued liabilities..............................         4,655           3,030
                         Deferred revenue.................................        42,526           5,883
                         Note payable.....................................           533              --
                         Payable to HNC Software Inc......................           596          15,399
                                                                               ---------        --------
                            Total current liabilities.....................        58,546          30,258
                       Deferred revenue, net of current portion...........         5,873              --
                                                                               ---------        --------
                            Total liabilities.............................        64,419          30,258
                       Stockholders' equity:
                         Preferred stock, $0.01 par value -- 5,000 shares
                            authorized; no shares issued and outstanding..            --              --
                         Common stock, $0.01 par value -- 150,000 shares
                              authorized, 47,656 shares and 46,503 shares
                              issued and outstanding at September 30,
                              2000 and December 31, 1999, respectively....           477             465
                       Paid-in capital....................................       170,624         140,089
                       Deferred stock-based compensation..................       (13,260)        (19,978)
                       Accumulated other comprehensive loss...............        (1,593)           (582)
                       (Accumulated deficit) retained earnings............       (32,026)          3,981
                                                                               ---------        --------
                            Total stockholders' equity....................       124,222         123,975
                                                                               ---------        --------
                       Total liabilities and stockholders' equity.........     $ 188,641        $154,233
                                                                               =========        ========

          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)



                                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                        SEPTEMBER 30,

                                                                  2000               1999              2000               1999
                                                            ----------------   ----------------   --------------     --------------

      Revenue:
        License and maintenance.......................          $  17,291           $14,078         $  35,229            $41,392
        Services and other............................              9,071             5,991            24,686             16,367
                                                                ---------           -------         ---------            -------
           Total revenue..............................             26,362            20,069            59,915             57,759
                                                                ---------           -------         ---------            -------
      Cost of revenue:
        License and maintenance (1) (2)...............              6,942               821            16,415              4,079
        Services and other (1)........................              6,605             4,180            17,992             11,642
                                                                ---------           -------         ---------            -------
           Total cost of revenue......................             13,547             5,001            34,407             15,721
                                                                ---------           -------         ---------            -------
           Gross profit...............................             12,815            15,068            25,508             42,038
      Operating expenses:
        Research and development (1)..................              9,404             5,012            26,198             14,749
        Sales and marketing (1).......................              9,923             4,574            28,236             12,948
        General and administrative (1)................              2,876             1,525             7,894              4,076
        Amortization of stock-based compensation......              2,837                --             8,261                 --
        Acquired in-process research and
          development.................................                --                 --             4,000                 --
        Acquisition related amortization of
          intangibles.................................              2,398               264             4,940                780
                                                                ---------           -------         ---------            -------
           Total operating expenses...................             27,438            11,375            79,529             32,553
                                                                ---------           -------         ---------            -------
      Operating (loss) income.........................            (14,623)            3,693           (54,021)             9,485
      Other income, net...............................                 75              (344)            1,526               (330)
                                                                ---------           -------         ---------            --------
        (Loss) income before income tax (benefit)
          provision...................................            (14,548)            3,349           (52,495)             9,155
      Income tax (benefit) provision..................             (5,041)            1,716           (16,488)             4,062
                                                                ---------           -------         ---------            -------
        Net (loss) income.............................          $  (9,507)          $ 1,663         $ (36,007)           $ 5,093
                                                                 ========            ======          ========             ======
      Basic and diluted net loss per common share               $   (0.20)                          $   (0.77)
                                                                 ========                            ========
      Weighted average shares used in computing
        basic and diluted net loss per common share...             47,441                              46,995
                                                                =========                           =========

      Pro forma basic net income per common share.....                              $  0.04                              $  0.13
                                                                                    =======                              =======
      Weighted average shares used in computing pro
        forma basic net income per common share.......                               40,000                               40,000
                                                                                    =======                              =======



      (1) Excludes non-cash, amortization of
      stock-based compensation as follows:
      Cost of revenue:
       License and maintenance........................                173                --               504                 --
       Services and other.............................                409                --             1,190                 --
      Operating expenses:
       Research and development.......................              1,347                --             3,924                 --
       Sales and marketing............................                624                --             1,817                 --
       General and administrative.....................                284                --               826                 --
                                                                ---------           -------         ---------            -------
           Total amortization of stock-based
             Compensation.............................          $   2,837           $    --         $   8,261            $    --
                                                                =========           =======         =========            =======
      (2) Excludes non-cash, acquisition related
      amortization of intangibles.....................          $     903           $   149         $   2,177            $   684
                                                                =========           =======         =========            =======

          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,

                                                                                  2000             1999
                                                                            ---------------  ----------
             CASH FLOWS FROM OPERATING ACTIVITIES:
               Net (loss) income...................................             $(36,007)        $  5,093
               Adjustments to reconcile net (loss) income to
                  net cash provided by operating activities:
               Provision for doubtful accounts.....................                1,847            1,899
               Depreciation and amortization expense...............                8,529            2,782
               Amortization of stock-based compensation............                8,261               --
               Acquired in-process research and development........                4,000               --
               Deferred tax benefit................................              (22,153)             318
               Tax benefit from stock option transactions..........                5,666              190
               Changes in assets and liabilities, excluding
                 business acquisitions:
                  Accounts receivable..............................               (2,256)         (10,430)
                  Other assets.....................................               (9,389)             171
                  Accounts payable.................................                4,069            1,080
                  Accrued liabilities..............................                1,625             (483)
                  Deferred revenue.................................               41,904             (439)
                                                                                --------         --------
                    Net cash provided by operating activities......                6,096              181
                                                                                --------         --------
             CASH FLOWS FROM INVESTING ACTIVITIES:
               Cash purchased in business acquisition..............                  166               --
               Cash paid for business acquisition..................              (18,694)              --
               Net purchases of investments........................              (17,161)              --
               Acquisitions of property and equipment..............              (12,032)          (3,656)
                                                                                --------         --------
                    Net cash used in investing activities..........              (47,721)          (3,656)
                                                                                --------         --------
             CASH FLOWS FROM FINANCING ACTIVITIES:
               Net proceeds from the issuance of common stock......                5,635               --
               Repayment of debt...................................               (1,411)              --
               Borrowings from HNC Software Inc....................                  596           46,892
               Repayments to HNC Software Inc......................              (15,399)         (43,331)
                                                                                --------         --------
                    Net cash (used in) provided by financing
                      activities...................................              (10,579)           3,561
                                                                                --------         --------
               Effect of exchange rate changes on cash.............               (1,013)              (2)
                                                                                --------         --------
               Net (decrease) increase in cash and cash
                 equivalents.......................................              (53,217)              84

               Cash and cash equivalents at beginning of
                 period............................................               83,680              415
                                                                                --------         --------
               Cash and cash equivalents at end of period..........             $ 30,463         $    499
                                                                                ========         ========

             SIGNIFICANT NON-CASH FINANCING ACTIVITIES:
               Business acquisition through issuance of Retek
               common stock and stock options......................             $  7,503         $     --
                                                                                ========         ========
               Acquisition of property and equipment under
                 capital leases....................................             $ 10,200         $     --
                                                                                ========         ========


          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       AND COMPREHENSIVE LOSS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)
                                   (unaudited)

                                                       COMMON STOCK
                                             --------------------------------                                         ACCUMULATED
                                                                                                     DEFERRED            OTHER
                                                                                    PAID-IN         STOCK-BASED      COMPREHENSIVE
                                                  SHARES           AMOUNT           CAPITAL        COMPENSATION          LOSS
                                             ---------------  ---------------  ---------------  -----------------   ---------------
   BALANCE AT DECEMBER 31, 1999.........          46,503           $ 465           $140,089          $(19,978)           $  (582)

   Tax benefit from exercise of HNC
     Software Inc. stock options........                                              5,666
   Common stock issuance costs..........                                               (287)
   Common stock issued under Employee
   Stock Purchase Plan..................             464               5              5,917
   Common stock and stock options
     issued for acquisition of
     HighTouch..........................             389               4              7,499
   Common stock issued..................             300               3             10,197
   Deferred stock-based compensation....                                              1,543            (1,543)
   Amortization of stock-based
     Compensation.......................                                                                8,261
   Unrealized gain on investments.......                                                                                       2
   Foreign currency translation
     Adjustment.........................                                                                                  (1,013)
   Net loss.............................
                                                  ------           -----           --------          --------            -------
   BALANCE AT SEPTEMBER 30, 2000........          47,656           $ 477           $170,624          $(13,260)           $(1,593)
                                                  ======           =====           ========          ========            =======





                                               RETAINED              TOTAL
                                               EARNINGS          STOCKHOLDERS'          COMPREHENSIVE
                                               (DEFICIT)            EQUITY                  LOSS
                                             -------------     -----------------    ---------------------
   BALANCE AT DECEMBER 31, 1999.........       $  3,981            $ 123,975

   Tax benefit from exercise of HNC
     Software Inc. stock options........                               5,666
   Common stock issuance costs..........                                (287)
   Common stock issued under Employee
     Stock Purchase Plan................                               5,922
   Common stock and stock options
     issued for acquisition of
     HighTouch..........................                               7,503
   Common stock issued..................                              10,200
   Deferred stock-based compensation....
   Amortization of stock-based
     Compensation.......................                               8,261
   Unrealized loss on investments.......                                   2             $       2
   Foreign currency translation
     Adjustment.........................                              (1,013)               (1,013)
   Net loss.............................        (36,007)             (36,007)              (36,007)
                                               --------            ---------             ---------
   BALANCE AT SEPTEMBER 30, 2000........       $(32,026)           $ 124,222             $ (37,018)
                                               ========            =========             =========

          See accompanying notes to consolidated financial statements.

                                   RETEK INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION

The Company

    Retek Inc. and its wholly owned subsidiaries, Retek Information Systems, Inc., WebTrak Limited and HighTouch Technologies, Inc. ("we" "us" or the "Company"), develop application software that provides a complete information infrastructure solution to the global retail industry. Our offerings include traditional merchandising capabilities such as inventory management and purchasing; logistics capabilities including warehouse and distribution management; enhanced supply chain solutions such as forecasting, planning, and supply chain visibility; and customer relationship and order management applications. We also provide Internet-based business-to-business commerce applications that offer collaborative capabilities enabling retailers and their trading partners to interact in real-time on a wide variety of tasks. Many of our products incorporate proprietary neural-network predictive technology that enhances the usefulness, accuracy, and adaptability of our applications enabling better decision-making by retailers. We are headquartered in Minneapolis, Minnesota.

Separation from HNC Software Inc.

    On October 2, 2000, HNC Software Inc. ("HNC") announced it had completed its separation of Retek Inc. from HNC through a distribution (the "Distribution") of HNC's entire holding of Retek shares, which consisted of 40 million shares of common stock. HNC previously received a private letter ruling from the Internal Revenue Service that HNC's pro rata distribution of its shares of Retek common stock would be tax-free to HNC and its stockholders for U.S. federal income tax purposes. After the close of the Nasdaq National Market on September 29, 2000, HNC stockholders who were stockholders of record as of September 15, 2000 were distributed 1.243 shares of Retek common stock for each share of HNC stock held as of the record date.

    For periods prior to the Distribution, our taxable income or losses were included in the consolidated tax returns of HNC. For financial reporting purposes, we computed income taxes on a stand-alone basis. Upon the Distribution, we became responsible for our income taxes and the filing of our own income tax returns. Pursuant to a tax sharing agreement with HNC for periods prior to the Distribution, we were required to pay HNC an amount equal to the tax liability we would have incurred on a separate return basis had we not joined with HNC in filing a consolidated return. To the extent we determine that we would have no tax liability on a separate return basis, HNC will pay us an amount equal to the difference between HNC's consolidated tax liability with us included in its consolidated tax return and the consolidated tax liability that would have been due had we not been included in the consolidated tax return. Similar provisions are defined under the tax sharing agreement for state tax returns, which are filed on a group or unitary basis. As of September 30, 2000, we had a net deferred tax asset of $43.6 million, which includes a net operating loss carryforward incurred prior to the Distribution. Any amounts owed to us by HNC upon final determination of tax benefits received by HNC through the Distribution are classified as deferred income tax assets until such determination is made.

Basis of Presentation

    We have prepared the accompanying interim consolidated financial statements, without audit, in accordance with the instructions to Form 10-Q and, therefore, the accompanying interim consolidated financial statements do not necessarily include all information and footnotes necessary for a fair presentation of our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America.

    We believe the accompanying unaudited financial information for interim periods presented reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. These consolidated financial statements and notes thereto should be read in conjunction with our audited financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The interim financial information contained in this Report on Form 10-Q is not necessarily indicative of the results to be expected for any other interim period or for an entire fiscal year.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. In 2000, the FASB issued Statement of Accounting Standards No. 138 (FAS
138) "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133", which is effective for all fiscal quarters after June 15, 2000. FAS 138 amends the accounting and reporting standards of FAS 133 for certain derivative instruments and certain hedging activities. The adoption of FAS 133 and the amendments thereof in FAS 138 are not expected to have a significant impact on our consolidated financial position or results of operations.

    In January 2000, the Financial Accounting Standards Board's Emerging Issues Task Force published Issue No. 00-2 "Accounting for Web Site Development Costs", or EITF 00-2. EITF 00-2 applies the guidance given in the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", or SOP 98-1, to Web site development costs. Under SOP 98-1, software development costs, consisting of internally developed software and Web site development costs, include internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation to hardware and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. The estimated useful lives are based on planned or expected significant modification or replacement of software applications, in response to the rapid rate of change in the Internet industry and technology in general. Adoption of EITF 00-2 was required for the third quarter of 2000. The adoption of EITF 00-2 did not have a significant impact on our consolidated financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." Amendments to the Bulletin delayed the effective date until the fourth quarter of 2000. Adoption of Staff Accounting Bulletin No. 101 is not expected to have a significant impact on our consolidated financial position or results of operations.

NOTE 2 -- PER SHARE DATA

    Basic net loss per share is calculated based only on the weighted average common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average basic shares outstanding plus the dilutive effect of outstanding stock options using the "treasury stock" method. For periods prior to our initial public offering, the weighted average basic shares outstanding is a pro forma amount which reflects the September 1999 reincorporation of Retek Inc. and the 40 for .001 stock split of Retek Inc. common shares.

    For the three months and nine months ended September 30, 2000, the calculation of diluted loss per share excludes the impact of the potential exercise of 8,399,533 stock options outstanding at September 30, 2000 because the effect would be antidilutive.

    Pro forma unaudited income per common share for the three months and nine months ended September 30, 1999 is calculated for basic income per share only since we had no outstanding stock options during those periods.

NOTE 3 - ACQUISITION

    On May 10, 2000, we acquired HighTouch Technologies, Inc. ("HighTouch") for a cash payment of $18.7 million, including direct acquisition costs and 389,057 shares of our common stock. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $30.6 million, of which $26.6 million has been allocated to intangible assets and $4.0 million has been allocated to in-process research and development.

In conjunction with these purchases, we recorded various intangible assets. Intangible assets are comprised of purchased software and other rights that are stated at lower of cost or net realizable value. Intangible assets are amortized as follows:


                                                          AMORTIZATION METHOD         ESTIMATED USEFUL LIFE

                    Purchased software costs.....           Straight-line                36 to 42 months
                    Assembled work force.........           Straight-line                    3 years
                    Customer base................           Straight-line                  3 to 5 years
                    Noncompetition agreements....           Straight-line                    5 years
                    Trademarks...................           Straight-line                    5 years
                    Goodwill.....................           Straight-line                    5 years

    In connection with our acquisition of HighTouch, acquired research and development of $4.0 million was charged to operations on the acquisition date. HighTouch's products provide real-time transaction management and customer service solutions that support multi-channel customer interactions. HighTouch owns certain direct consumer management technologies that we have incorporated into Retek CRM, our enterprise-level customer interaction system. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. At the time of the acquisition, HighTouch had three products under development including Customer Order Management, which was subsequently completed by Retek in July of 2000 and Customer Direct Marketing and Customer Loyalty and Retention, which are still in development.

    The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of HighTouch had taken place at the beginning of each year (dollars in thousands).

                                                        NINE MONTHS      NINE MONTHS
                                                           ENDED            ENDED
                                                         SEPTEMBER        SEPTEMBER
                                                          30, 2000        30, 1999
                  Net revenues.....................    $  59,948        $ 59,306
                  Net (loss) income................      (40,156)          2,883
                  Basic and Pro forma net (loss)
                  income per share.................        (0.85)           0.07


    The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

NOTE 4 -- STRATEGIC ALLIANCE WITH IBM

    On September 5, 2000 we entered into a strategic relationship with International Business Machines Corporation ("IBM"). Pursuant to this relationship, Retek and IBM will jointly market, sell, and service a comprehensive retail e-business solution consisting of Retek applications and IBM software and hardware technologies. In connection with entering into this relationship, we and IBM entered into a Common Stock Purchase Agreement ("Stock Agreement") pursuant to which we issued 300,000 shares of our common stock to IBM in exchange for IBM entering into the relationship and providing to us IBM hardware and software for use by us during the initial term of the relationship. This IBM hardware and software will be used by us to adapt our retail applications Retail Server exchange platform and on-line marketplace to IBM's DB Universal Database. This arrangement has been accounted for as a capital lease of the hardware and software. Accordingly, the aggregate fair value of our common shares issued of $10.2 million has been included in property and equipment and is being amortized using the straight line method over the twenty-seven month term of this portion of the arrangement.

    The Stock Agreement also requires us to issue shares of our common stock to IBM upon reaching certain revenue targets related to our software applications sold under the joint marketing and selling arrangements in 2001, 2002 and 2003. Under the Stock Agreement, we will be obligated to pay IBM $5 million, $10 million and $15 million related to 2001, 2002 and 2003, respectively, in shares of our common stock if annual revenue targets, as stated in the Stock Agreement, are met. The Stock Agreement provides for increases or decreases of the amounts to be paid to IBM in the event these revenue targets are exceeded or are partially met.

NOTE 5 -- SALE OF FUTURE ACCOUNTS RECEIVABLE

During the quarter ended September 30, 2000, we sold our interest in $10 million of future accounts receivable due to us under contracts with various customers. These balances were sold to a financial institution. The amount received for these future balances due are included in deferred revenue as of September 30, 2000.

NOTE 6 -- RECLASSIFICATIONS

    Certain reclassifications have been made to our December 31, 1999 consolidated balance sheet to conform with the presentation at September 30, 2000. These reclassifications had no impact on previously reported stockholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and the other financial information included in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of specified factors, including those set forth in the section below entitled "Factors That May Impact Future Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

We completed our initial public offering on November 23, 1999. Prior to the completion of our initial public offering, we were a wholly owned subsidiary of HNC Software Inc., a business-to-business software company that develops and markets predictive software solutions. On October 2, 2000, HNC announced it had completed its separation of Retek Inc. from HNC through a distribution to HNC's stockholders (the "Distribution") of HNC's entire holding of Retek shares, which consisted of 40 million shares of common stock. HNC previously received a private letter ruling from the Internal Revenue Service that HNC's pro rata distribution of its shares of Retek common stock would be tax-free to HNC and its stockholders for U.S. federal income tax purposes. After the close of the Nasdaq National Market on September 29, 2000, HNC stockholders who were stockholders of record as of September 15, 2000 were distributed 1.243 shares of Retek common stock for each share of HNC stock held as of the record date.

    Our business combines the business activities of Retek Information Systems, Inc. and Retek Inc., formerly Retek Logistics, Inc. Founded in 1995, Retek Information Systems, a developer and marketer of Internet-based, business-to-business software solutions for retailers, was acquired by HNC in 1996. Founded in 1985 as Practical Control Solutions, Inc., Retek Logistics, a developer of warehouse management software solutions, was acquired by HNC in 1998. The acquisition of Retek Information Systems by HNC allowed us to integrate HNC's patented predictive technology into our software solutions for retailers. On September 9, 1999, Retek Logistics was reincorporated as a Delaware corporation and renamed "Retek Inc." Immediately prior to the completion of our initial public offering on November 23, 1999, in connection with the separation of our business from HNC, HNC contributed all of the outstanding capital stock of Retek Information Systems to Retek Inc. Retek Information Systems currently operates as a wholly owned subsidiary.

    We generate revenue from the sale of software licenses, maintenance and support contracts, and professional consulting and contract development services. Until the fourth quarter of 1999, we generally licensed products to customers on a perpetual basis and recognized revenue upon delivery of the products. Starting in the fourth quarter of 1999, we revised the terms of our software licensing agreements for the majority of our software products sold. Under the revised terms, we provide technical advisory services after the delivery of our products to help customers exploit the full value and functionality of our products. Revenue from the sale of software licenses under these agreements will be recognized as the technical advisory services are performed. We expect the periods of technical advisory services will generally range from 12 to 24 months, as determined by the customers' objectives. As we continue to recognize license and service revenue over a period of time, rather than upon delivery of the product, we will recognize significantly less revenue, have lower associated margins for several quarters, as compared to previous quarters, have higher operating expenses as a percentage of total revenues and incur operating losses for several quarters. Deferred revenue consists principally of the unrecognized portion of revenue received under license and maintenance service agreements. Deferred license revenue is recognized ratably or as a percentage of completion based on the contract terms. Deferred maintenance revenue is recognized ratably over the term of the service agreement.

    Customers who license our software generally purchase maintenance contracts, typically covering renewable annual periods. In addition, customers may purchase consulting services, which are customarily billed at a fixed daily rate plus out-of-pocket expenses. Contract development services, including new product development services, are typically performed for a fixed fee. We also offer training services that are billed on a per student or per class session basis.

The growth of our customer base is primarily attributable to our increased market penetration and our expanding product offering. Our investment in research and development, and recent acquisitions and alliances have helped us bring new software solutions to market. These investments produced a suite of decision support solutions in 1997; the retooling of our applications for the web in 1998; the delivery of Internet-based business-to-business collaborative planning, critical path and product design solutions in 1999; and several additional collaborative offerings available for delivery through public marketplaces, private exchanges and Retek's own hosted service through 2000. To support our growth during these periods, we also continued to invest in internal infrastructure by hiring employees across various departments.

    We market our software solutions worldwide through direct and indirect sales channels. Revenue generated from our direct sales channel accounted for approximately 93.6% and 91.5% for the quarter and nine months ended September 30, 2000, respectively, as compared to 74.8% and 74.0% for the same periods as of September 30, 1999. Indirect sales channel revenue primarily arises from our relationship with Oracle.

    On October 29, 1999, we completed the purchase of all the outstanding capital stock of WebTrak Limited. WebTrak owns the WebTrack Critical Path and Portfolio Private Label products that we currently distribute. In connection with the purchase of WebTrak, we issued to former WebTrak shareholders notes, which were due on November 26, 1999, in the principal amount of $5.33 million and a convertible note, which was due on November 26, 1999, in the principal amount of $2.67 million. The convertible note was, at the option of the holder, convertible at the time of payment into the number of shares of the Company's common stock equal to the principal amount of the note divided by the initial offering price of $15.00. On November 29, 1999 we issued 177,778 shares of our common stock to the holder of the convertible note in full satisfaction of our obligations. The remaining notes were paid in full on their due date.

    On May 10, 2000, we completed our acquisition of HighTouch Technologies, Inc., a provider of real-time transaction management and customer service solutions that support multi-channel customer interactions. HighTouch owns certain direct consumer management technologies that we have incorporated into Retek Retail CRM, our enterprise-level customer interaction system. In connection with the purchase of HighTouch, we paid $18.7 million in cash, including direct acquisition costs, and issued 389,057 shares of our common stock to the former sole shareholder of HighTouch.

On September 5, 2000 we entered into a strategic relationship with International Business Machines Corporation ("IBM"). Pursuant to this relationship, Retek and IBM will jointly market, sell, and service a comprehensive retail e-business solution consisting of Retek applications and IBM software and hardware technologies. In connection with entering into this relationship, we and IBM entered into a Common Stock Purchase Agreement ("Stock Agreement") pursuant to which we issued 300,000 shares of our common stock to IBM in exchange for IBM entering into the relationship and IBM providing to us, at no cost, IBM hardware and software for use by us during the initial term of the relationship. The Stock Agreement requires us to issue shares of our common stock to IBM upon reaching certain revenue targets related to Retek software applications sold under the joint marketing and selling arrangements in 2001, 2002 and 2003. Under the Stock Agreement, we will be obligated to pay IBM $5 million, $10 million and $15 million related to 2001, 2002 and 2003, respectively, in shares of our common stock if annual revenue targets, as stated in the Stock Agreement, are met. The Stock Agreement provides for increases or decreases of the amounts to be paid to IBM in the event these revenue targets are exceeded or are partially met.

    Revenue attributable to customers outside of North America accounted for approximately 17.3 % and 24.3% for the quarter and nine months ended September 30, 2000, respectively as compared to 33.3% and 39.4% for the same periods as of September 30, 1999. Approximately 9.6% and 8.8% of our sales were denominated in currencies other than the U.S. dollar for the quarter and nine months as of September 30, 2000, respectively as compared to 5.9% and 14.7% for the same periods as of September 30, 1999.

    We primarily sell perpetual licenses for which we recognize revenue in accordance with generally accepted accounting principles, upon meeting each of the following criteria:

    - execution of a written purchase order, license agreement or contract;

    - delivery of software authorization keys;

    - the license fee is fixed and determinable;

    - collectibility of the proceeds is assessed as being probable; and

    - vendor-specific objective evidence exists to allocate the total fee to elements of the arrangement.

    Vendor-specific objective evidence is based on the price charged when an element is sold separately, or if not yet sold separately, is established by authorized management. All elements of each order are valued at the time of revenue recognition. We recognize revenue:

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

    We record amounts received under contracts in advance of performance as deferred revenue and generally recognize these amounts within one year from receipt. Any amount that will not be recognized within one year of receipt is recorded in non-current deferred revenue.

RESULTS OF OPERATIONS

    The following table presents selected financial data for the periods indicated as a percentage of our total revenue. Our historical reporting results are not necessarily indicative of the results to be expected for any future period.

                                                            AS A PERCENTAGE OF                   AS A PERCENTAGE OF
                                                               TOTAL REVENUE                        TOTAL REVENUE
                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                               SEPTEMBER 30,                        SEPTEMBER 30,
                                                   -----------------------------------  ----------------------------------
                                                          2000               1999              2000               1999
                                                   -----------------  ----------------- -----------------  ---------------
       Revenue:
         License and maintenance.................          65.6%             70.1%              58.8%             71.7%
         Services and other......................          34.4              29.9               41.2              28.3
                 Total revenue...................         100.0             100.0              100.0             100.0
       Cost of revenue:
         License and maintenance.................          26.3               4.1               27.4               7.1
         Services and other......................          25.1              20.8               30.0              20.2
                 Total cost of revenue...........          51.4              24.9               57.4              27.3
       Gross margin..............................          48.6              75.1               42.6              72.7
       Operating expenses:
         Research and development................          35.7              25.0               43.7              25.4
         Sales and marketing.....................          37.6              22.8               47.1              22.4
         General and administrative..............          10.9               7.6               13.2               7.1
         Amortization of stock-based
           compensation                                    10.8                 -               13.8                 -
         Acquired in-process research and
           Development...........................           -                   -                6.7                 -
         Acquisition related amortization of
           intangibles...........................           9.1               1.3                8.2               1.4
                 Total operating expenses........         104.1              56.7              132.7              56.3
       Operating (loss) income...................         (55.5)             18.4              (90.1)             16.4
       Other income, net.........................           0.3              (1.7)               2.5              (0.6)
       (Loss) income before income tax (benefit)
         provision...............................         (55.2)             16.7              (87.6)             15.8
       Income tax (benefit) provision............         (19.1)              8.6              (27.5)              7.0
       Net (loss) income.........................         (36.1)              8.1              (60.1)              8.8

       Cost of license and maintenance revenue,
         as a percentage of license and
         maintenance revenue.....................           40.1              5.8               46.6               9.9

       Cost of services and other revenue, as a
         percentage of services and other
         revenue.................................           72.8             69.8               72.9              71.1



Three Months Ended and Nine Months Ended September 30, 2000 and 1999

    Revenue

    Total revenue. Total revenue increased 31.4% and 3.7% to $26.4 and $59.9 million for the quarter and nine months ended September 30, 2000, respectively, from $20.1 and $57.8 million for the same periods in 1999.

    License and maintenance revenue. License and maintenance revenue was $17.3 and $35.2 million for the quarter and nine months ended September 30, 2000, respectively, an increase of 22.8% and a decrease of 14.9% from comparable periods in 1999. As noted above in the section entitled "Overview", we recently revised the terms of our software license agreements so that revenue is recognized over a number of quarters rather than upon delivery. The increase in license revenue for the three months ended September 30, 2000 compared to the same period in 1999 was due to the growing number of customers that have installed our software solutions and had concurrent advisory periods during the three months ended September 30, 2000. The decrease in license revenue for the nine months ended September 30, 2000 was primarily due to the revised terms used in negotiating our license contracts. As a result, year over year period revenue decreased in the nine month period ended September 30, 2000 compared to the same period in 1999. Maintenance revenue increased $2.2 and $7.3 million for the quarter and nine months ended September 30, 2000, respectively, due to the growing base of customers that have installed our software solutions.

    Services and other revenue. Services and other revenue totaled $9.1 and $24.7 million for the quarter and nine months ended September 30, 2000, respectively, an increase of 51.4% and 50.8% from comparable periods in prior year. The increases were due to $3.1 and $10.0 million increases in consulting services and custom development projects for the quarter and nine months ended September 30, 2000, respectively. Our number of billable employees increased to 90 as of September 30, 2000 from 69 as of September 30, 1999. In addition, third party consultants are used on an as needed basis depending upon our allocation of internal resources.

    Cost of Revenue

    Cost of license and maintenance revenue. Cost of license and maintenance revenue consists primarily of fees for third party software products that are integrated into our products; third party license consultant costs; salaries and related expenses of our customer support organization; and an allocation of our facilities and depreciation expense. Cost of license and maintenance revenue was $6.9 and $16.4 million for the quarter and nine months ended September 30, 2000, respectively, an increase of 746.6% and 302.4% over comparable periods in 1999. As license and maintenance revenue increases, we expect to experience increased costs resulting from increased royalty fees and an increase in the number of support personnel required to service our growing customer base. The number of cost of license and maintenance revenue personnel increased to 38 as of September 30, 2000 from 7 as of September 30, 1999. In addition, we incurred higher third party license consultant costs. We expect the cost of license and maintenance revenue to continue to increase in absolute dollars as license and maintenance revenue increases.

    Cost of services and other revenue. Cost of services and other revenue includes salaries and related expenses of our consulting organization; cost of third parties contracted to provide consulting services to our customers; and an allocation of facilities and depreciation expense. Cost of services and other revenue was $6.6 and $18.0 million for the quarter and nine months ended September 30, 2000, respectively, an increase of 58.0% and 54.5% over comparable periods in 1999. As a percentage of services and other revenue, cost of services and other revenue was 72.8% and 69.8% in the quarters ended September 30, 2000 and 1999, respectively, and 72.9% and 71.1% for the nine months ended September 30, 2000 and 1999, respectively. During the third quarter of 2000, we continued to expand our consulting services business, increasing the number of personnel to 90 as of September 30, 2000 from 69 as of September 30, 1999.

    Operating Expenses

    Research and development. Research and development expenses, which are expensed as incurred, consist primarily of salaries and related costs of our engineering organization; fees paid to third-party consultants; and an allocation of facilities and depreciation expenses. We have increased investment in research and development in absolute dollars each year since 1995. Research and development expenses were $9.4 and $26.2 million for the quarter and nine months ended September 30, 2000, respectively, an increase of 87.6% and 77.6% over comparable periods in 1999. The absolute dollar increases in research and development expenses were due to significant increases in personnel costs, which included costs related to hired personnel and third party consultants. Research and development personnel increased to 298 in the third quarter of 2000 from 184 in the third quarter of 1999. We invested heavily in the development of new product solutions during the first three quarters of 2000, including the integration of HighTouch Technologies, Inc.'s product suite into our own. Also, the allocation for facilities and depreciation expense increased as a result of expenditures for additional office space and capital equipment required to support the additional personnel. We expect the absolute dollar increase in research and development expenses to continue as we invest in the development of other new solutions.

    Sales and marketing. Sales and marketing expenses consist primarily of salaries and related costs of the sales and marketing organization; sales commissions; costs of marketing programs, including public relations, advertising, trade shows and sales collateral; and an allocation of facilities and depreciation expenses. Sales and marketing expenses were $9.9 and $28.2 million for the quarter and nine months ended September 30, 2000, respectively, an increase of 116.9% and 118.1% over comparable periods in 1999. The increases were primarily due to increases in personnel and related costs of $3.1 and $7.1 million for the quarter and nine months ended September 30, 2000, respectively, increases in third party consulting of $774,000 and $2.3 million for the quarter and nine months ended September 30, 2000, respectively, and increases in marketing costs of $746,000 and $3.8 million for the quarter and nine months ended September 30, 2000, respectively. In the third quarter of 2000, personnel and related costs increased due to an increase in the number of sales and marketing employees to 138 from 74 in the third quarter of 1999. The increase in personnel and related costs in 2000 was due to the continued build up of our sales force and marketing operations. Also, the allocation for facilities and depreciation expense increased as a result of expenditures required for additional office space and capital equipment to support the additional personnel.

    General and administrative. General and administrative expenses consist primarily of costs from our finance and human resources organizations; legal and other professional service fees; and an allocation of facilities costs and depreciation expenses. General and administrative expenses were $2.9 million and $7.9 million for the quarter and nine months ended September 30, 2000, respectively, increases of 88.6% and 93.7% over comparable periods in 1999. The increases in absolute dollars in general and administrative expenses in the quarter and nine months ended September 30, 2000 were attributable to the growth of the administrative organization required to support our overall growth. Personnel and related costs increased $334,000 and $1.4 million for the quarter and nine months ended September 30, 2000, respectively. In the third quarter of 2000 our total number of general and administrative employees increased to 63 from 35 in the third quarter of 1999. The increase was also due to us incurring additional compliance expenses and other professional fees associated with being an independent public company. In addition, the allocation for facilities and depreciation expense increased as a result of expenditures for additional office space and capital equipment required to support the additional personnel. We expect general and administrative expenses to increase in absolute dollars in the foreseeable future to support infrastructure growth.

    Amortization of stock-based compensation. Deferred stock-based compensation represents the difference between the exercise price and the fair value of our common stock for accounting purposes on the date that certain stock options were granted. This deferred amount is included as a component of stockholders' equity and is being amortized on an accelerated basis by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board Interpretation No. 28. We granted stock options to our employees under the 1999 Equity Incentive Plan and the HighTouch Technologies, Inc. 1999 Stock Option Plan and to members of our board of directors through both the 1999 Equity Incentive Plan and the 1999 Directors Stock Option Plan. Amortization of stock-based compensation was $2.8 and $8.3 million for the quarter and nine months ended September 30, 2000, respectively.

    Acquired in-process research and development. In connection with our acquisition of HighTouch Technologies, Inc. in May 2000, acquired in-process research and development of $4.0 million was charged to results of operation on the acquisition date. HighTouch is a provider of customized software and services relating to customer relationship management ("CRM"). The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. Prior to its acquisition, HighTouch primarily sold customized software and services to a variety of customers in the retail industry. At the time of acquisition, HighTouch had technology under development relating to the creation of the company's first fully integrated standardized off-the-shelf CRM product. This in-process research and development project was estimated to achieve technological feasibility in 2000.

    We used an independent appraisal firm to assist us with our valuation of the fair market value of the purchased assets of HighTouch. Fair market value is defined as the estimated amount at which an asset might be expected to be exchanged between a willing buyer and willing seller assuming the buyer continues to use the assets in its current operations. The in-process research and development projects were valued through the use of a discounted cash flow analysis, taking into account projected future cash flows associated with these projects once they achieve technological feasibility, their stage of completion as of the acquisition date, and the expected return requirements (i.e. discount rate) for present valuing of the projected cash flows. Stage of completion was estimated by considering time, cost, and complexity of tasks completed prior to the acquisition as a percentage of total time, cost and effort required for the total project up to achieving technological feasibility.

    With respect to the projected financial information provided to the appraiser, Retek prepared a detailed set of projections forecasting revenue from the CRM technology as well as gross profit and operating profit margins. These projections were made based on an assessment of customer needs and the expected pricing and cost structure.

    With respect to the discount rates used in the valuation approach, the incomplete technology represents a mix of near and mid-term prospects for the business and imparts a level of uncertainty to its prospects. A reasonable expectation of return on the incomplete technology would be higher than that of completed technology due to these inherent risks. As a result, the earnings associated with incomplete technology were discounted at a rate of 26.2% based upon the following methodology:

    The Capital Asset Pricing Model was used to determine the cost of equity. It combines a risk free rate of return with an equity risk premium multiplied by a factor, referred to as Beta, which is based on the performance of common stock prices of similar publicly traded companies. Employing these data, the discount rate attributable to the business was 21.2%, which was used for valuing completed technology. Since incomplete technology would require a higher return than completed technology, the valuation report prepared by our appraiser used a rate of 26.2% to present value cash flows (in excess of a return on other assets of the business) attributable to in-process research and development projects.

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

    Acquisition-related amortization of intangibles. Acquisition-related amortization of intangibles increased to $2.4 and $4.9 million for the quarter and nine months ended September 30, 2000, respectively, from $264,000 and $780,000 for the comparable periods in 1999. In connection with our purchase of HighTouch in 2000, the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of $30.6 million, of which $26.6 million was allocated to intangibles and $4.0 million was allocated to in-process research and development. In conjunction with the purchase, we recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years. In connection with the purchase of WebTrak in 1999, the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of $8.1 million, of which $6.6 million was allocated to intangibles and $1.5 million was allocated to in-process research and development. In conjunction with the purchase, we recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years. In connection with the purchase of Retek Logistics in 1998, the application of the purchase method of accounting for the acquisition resulted in an excess of cost over net assets acquired of approximately $5.8 million, of which $4.0 million was allocated to intangibles and $1.8 million was allocated to in-process research and development. In conjunction with the purchase, we recorded various intangible assets, which are being amortized over estimated useful lives ranging from three to five years.

    Other income, net. Other income, net increased to $75,000 and $1.5 million for the quarter and nine months ended September 30, 2000, respectively, up from ($344,000) and ($330,000) for the same periods in 1999. The increase was due to interest income earned on cash equivalents and investments.

    Income tax (benefit) provision. The income tax (benefit)/provision was ($5.0) and ($16.5) million for the quarter and nine months ended September 30, 2000, respectively, down from $1.7 million and $4.1 million for the same periods in 1999. These amounts are based on management's estimates of the effective tax rates to be incurred by us during those respective full fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to our initial public offering, we funded operations primarily through HNC in the form of intercompany advances. Since our initial public offering, we have not obtained further funding from HNC. At September 30, 2000, our cash and cash equivalent balance was $30.5 million. In addition, we had investments of $17.2 million.

    Net cash provided by operating activities was $6.1 million for the nine months ended September 30, 2000 and $181,000 for the comparable period in 1999. Principal operating cash flow adjustments that offset our net loss were amortization of stock-based compensation, acquired in-process research and development, depreciation and amortization, increases in deferred revenue, accounts payable, and accrued liabilities. Uses of cash for the nine months ended September 30, 2000 were due to increases in deferred tax benefit, and other assets, which was partially offset by an increase in the provision for doubtful accounts. accounts receivable.

    Net cash used in investing activities was $47.7 million for the nine months ended September 30, 2000 and $3.7 million for the comparable period in 1999. In the nine months ended September 30, 2000, uses of cash were due to the cash paid for business acquisitions, acquisition of capital equipment, primarily computer equipment and software, purchase of investments and the purchase of investments for sale.

    Net cash used by financing activities was $10.6 million in the nine months ended September 30, 2000. Net cash provided by financing activities was $3.6 million for the nine months ended September 30, 1999. Net cash used in 2000 included repayment of debt, $596,000 in borrowings from HNC and $15.4 million in payments to HNC. Beginning in 1997, HNC implemented a cash management policy that all cash balances were transferred daily from all of HNC's subsidiaries, including us, into a centralized cash management account at HNC. The financing activities with HNC include borrowings and payment from these cash management activities in 1999. Starting in November 1999, these daily transfers to HNC ceased. Net cash provided by financing activities in 2000 included proceeds from the issuance of common stock.

    We believe that our current cash and cash equivalents, investments and net cash provided by operating activities will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Management has invested the excess of current operating requirements in interest-bearing, investment-grade securities.

    As discussed in the financial statement footnotes, during the quarter ended September 30, 2000 we sold our interest in $10 million future accounts receivable balances due to us under contracts with various customers. The amount received for these future balances due are included in the deferred revenue balances as of September 30, 2000. These sales did not impact our days sales outstanding (DSO) calculation as the amounts collected related to balances due in the future that were not yet recorded as accounts receivable in our financial statements as of September 30, 2000.

    A portion of our cash could also be used to acquire or invest in complementary businesses or products or otherwise to obtain the right to use complementary technologies or data. We regularly evaluate, in the ordinary course of business, potential acquisitions of such businesses, products, technologies or data.

    In addition, our ability to enter into any acquisition of a business or assets may be limited pursuant to the terms of a corporate rights agreement between HNC and us. Our ability to issue common stock in connection with acquisitions, offerings or otherwise will be limited until September 29, 2002, and possibly longer.

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

    While management is optimistic about our long-term prospects, the following factors, among others, could materially harm our business, operating results and financial condition and should be considered when evaluating us.

    Industry's rapid pace of change. If we are unable to develop new software solutions or enhancements to our existing products on a timely and cost-effective basis, or if new products or enhancements do not achieve market acceptance, our sales may decline. The life cycles of our products are difficult to predict because the business-to-business electronic commerce market for our products is new and emerging and is characterized by rapid technological change and changing customer needs. The introduction of products employing new technologies could render our existing products or services obsolete and unmarketable.

    In developing new products and services, we may:

    - fail to respond to technological changes in a timely or cost-effective manner;

    - encounter products, capabilities or technologies developed by others that render our products and services obsolete or noncompetitive or that shorten the life cycles of our existing products and services;

    - experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and services; or

    - fail to achieve market acceptance of our products and services.

    Fluctuations in quarterly operating results. Our quarterly operating results have fluctuated in the past and are expected to continue to fluctuate in the future. If our quarterly operating results fail to meet analysts' expectations, the trading price of our common stock could decline. In addition, significant fluctuations in our quarterly operating results may harm our business operations by making it difficult to implement our budget and business plan. Factors, many of which are outside of our control, which could cause our operating results to fluctuate include:

    - the size and timing of customer orders, which can be affected by customer budgeting and purchasing cycles;

    - the demand for and market acceptance of our software solutions;

    - competitors' announcements or introductions of new software solutions, services or technological innovations;

    - our ability to develop, introduce and market new products on a timely basis;

    - customer deferral of material orders in anticipation of new releases or new product introductions;

    - our success in expanding our sales and marketing programs;

    - technological changes or problems in computer systems; and

    - general economic conditions which may affect our customers' capital investment levels.

    In addition, we have incurred, and will continue to incur, compensation expense in connection with our grant of options under our 1999 Equity Incentive Plan and our 1999 Directors Stock Option Plan. This expense will be amortized over the vesting period of these granted options, which is generally four years, resulting in lower quarterly income.

    Quarterly expense levels are relatively fixed and are based, in part, on expectations as to future revenue. As a result, if revenue levels fall below our expectations, net income will decrease because only a small portion of our expenses vary with revenue.

    New type of license agreement. Until recently, we generally licensed our products to customers on a perpetual basis, and recognized revenue upon delivery of the products. In the fourth quarter of 1999, we entered into software licensing agreements with revised terms for the majority of new sales of software products. Under the revised agreements, we provide technical advisory services after the delivery of our product to help customers exploit the full value and functionality of our products. Revenue from the sale of software licenses and technical advisory services under these agreements is recognized as the services are performed over the contract period, which is generally 12 to 24 months, as determined by our customers' objectives. As we continue to recognize license and service revenues over a period of time, rather than upon the delivery of our products, we will recognize significantly less revenue, have lower associated margins for several quarters, as compared to previous quarters, have higher operating expenses as a percentage of total revenues and will incur operating losses for several quarters.

    Early stage of development of the retail.com network. We began operation of the retail.com network on September 26, 1999. We incurred, and will continue to incur, significant infrastructure costs in establishing this network. We will continue to invest in new products and services to be offered over the retail.com network in the foreseeable future. Broad and timely acceptance of the retail.com network is subject to a number of significant risks. These risks include:

    - our need to provide value-enhancing software solutions and services on the retail.com network to achieve widespread commercial acceptance of this network;

    - whether our network will be able to support large numbers of retailers and the members of their supply chains; and

    - our need to significantly expand internal resources and incur associated expenses to support planned growth of the retail.com network.

    We have established a subscription pricing model for the software solutions provided on our retail.com network, whereby members pay an annual fee based on the number of the member's employees who will have access to the network. As additional services are added to the retail.com network, we will need to establish pricing models for these new services. If the pricing models for the retail.com network fail to be competitive and profitable or if they are not acceptable to customers, our network will not be commercially successful, which could harm our revenue and business.

    Increased operating expenses. We intend to significantly increase operating expenses as we:

    - increase research and development activities;

    - increase services activities;

    - develop and build the retail.com network;

    - expand our distribution channels;

    - increase sales and marketing activities, including expanding our direct sales force;

    - build our internal information technology system; and

    - operate as an independent public company.

    We will incur expenses before we generate any revenue from this increase in spending. If we do not significantly increase revenue from these efforts, our business and operating results could be seriously harmed.

    Competitive pressures. The market for our software solutions is highly competitive and subject to rapidly changing technology. Competition could seriously impede our ability to sell additional products and services on terms favorable us. Competitive pressures could reduce our market share or require us to reduce prices, which would reduce our revenues and/or operating margins. Many of our competitors have substantially greater financial, marketing or other resources, and greater name recognition than us. In addition, these companies may adopt aggressive pricing policies that could compel us to reduce the prices of our products and services in response. Our competitors may also be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our current and potential competitors may:

    - develop and market new technologies that render our existing or future products obsolete, unmarketable or less competitive;

    - make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, which would increase the ability of their products to address the needs of our customers; and

    - establish or strengthen cooperative relationships with our current or future strategic partners, which would limit our ability to sell products through these channels.

    As a result, we may not be able to maintain a competitive position against current or future competitors.

    Loss of key personnel. We believe that our future success will depend upon our ability to attract and retain highly skilled personnel, including John Buchanan, our chairman and chief executive officer; Gordon Masson, our president; John L. Goedert, our chief operating officer; Gregory A. Effertz, our vice president, finance and administration and chief financial officer and Jeremy Thomas, our chief technology officer. We currently do not have any key-man life insurance relating to key personnel, who are employees at-will and are not subject to employment contracts except for Jeremy Thomas who has an employment contract that expires in October 2001. The loss of the services of any one or more of these key persons could harm our ability to grow our business.

    We also must attract, integrate and retain skilled sales, research and development, marketing and management personnel. Competition for these types of employees is intense, particularly in our industry. Failure to hire and retain qualified personnel would harm our ability to grow the business.

    Relationships with third parties who implement our products. We rely, and expect to continue to rely, on a number of third parties to implement our software solutions at customer sites. If we are unable to establish and maintain effective, long-term relationships with these implementation providers, or if these providers do not meet the needs or expectations of our customers, our revenue will be reduced and our customer relationships will be harmed. Our current implementation partners are not contractually required to continue to help implement our software solutions. If the number of product implementations continues to increase, we will need to develop new relationships with additional third-party implementation providers to provide these services.

    We may be unable to establish or maintain relationships with third parties having sufficient qualified personnel resources to provide the necessary implementation services to support our needs. If third-party services are unavailable, we will be required to provide these services internally, which would significantly limit our ability to meet customers' implementation needs and would increase our operating expenses and could reduce gross margins. A number of our competitors, including SAP, have significantly more established relationships with these third parties and, as a result, these third parties may be more likely to recommend competitors' products and services rather than our own. In addition, we cannot control the level and quality of service provided by our current and future implementation partners.

    Intellectual property of third parties. We must now, and may in the future have to, license or otherwise obtain access to the intellectual property of third parties and related parties, including HNC, Lucent, MicroStrategy and Oracle. Our business would be seriously harmed if the providers from whom we license such software cease to deliver and support reliable products or enhance their current products. In addition, the third-party software may not continue to be available to us on commercially reasonable terms or prices or at all. Our inability to maintain or obtain this software could result in shipment delays or reduced sales of our products. Furthermore, we might be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm business and operating results.

    Confidentiality of intellectual property. We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and copyright and trademark laws.

    We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. In addition, we cannot assure investors that any of our proprietary rights with respect to the retail.com network will be viable or of value in the future because the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

    Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and expensive, and while we are unable to determine the extent to which piracy of its software products exists, software piracy may be a problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. We intend to vigorously protect intellectual property rights through litigation and other means. However, such litigation can be costly to prosecute and we cannot be certain that we will be able to enforce our rights or prevent other parties from developing similar technology, duplicating our products or designing around our intellectual property.

    Potential third party claims that our products infringe on their intellectual property. There has been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. It is possible that in the future third parties may claim that our current or potential future products infringe their intellectual property. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grow and the functionality of products in different industry segments overlap. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

    International sales. Since we sell products worldwide, our business is subject to risks associated with doing business internationally. To the extent that our sales are denominated in foreign currencies, the revenue we receive could be subject to fluctuations in currency exchange rates. If the effective price of the products we sell to our customers were to increase due to fluctuations in foreign currency exchange rates, demand for our technology could fall, which would, in turn, reduce our revenue. We have not historically attempted to mitigate the effect that currency fluctuations may have on our revenue through use of hedging instruments, and we do not currently intend to do so in the future.

    We anticipate that revenue from international operations will continue to represent a substantial portion of our total revenue. Accordingly, our future results could be harmed by a variety of factors, including:

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

    Acceptance of the Internet. As our software solutions are Internet-based, we depend on the acceptance of the Internet as a communications protocol. However, this acceptance may not continue. Rapid growth of the Internet is a recent phenomenon. The Internet may not be accepted as a viable long-term communications protocol for businesses for a number of reasons. These reasons include:

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

    Errors and defects in our products. Our products are complex and, accordingly, may contain undetected errors or failures when we first introduce them or as we release new versions. This may result in loss of, or delay in, market acceptance of our products and could cause us to incur significant costs to correct errors or failures or to pay damages suffered by customers as a result of such errors or failures. In the past, we have discovered software errors in new releases and new products after their introduction. We have incurred costs during the period required to correct these errors, although to date such costs, including costs incurred on specific contracts, have not been material. We may in the future discover errors in new releases or new products after the commencement of commercial shipments.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. In 2000, the FASB issued Statement of Accounting Standards No. 138 (FAS 138) "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133", which is effective for all fiscal quarters after June 15, 2000. FAS 138 amends the accounting and reporting standards of FAS 133 for certain derivative instruments and certain hedging activities. The adoption of FAS 133 and the amendments thereof in FAS 138 are not expected to have a significant impact on our consolidated financial position or results of operations.

    In January 2000, the Financial Accounting Standards Board's Emerging Issues Task Force published Issue No. 00-2 "Accounting for Web Site Development Costs", or EITF 00-2. EITF 00-2 applies the guidance given in the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", or SOP 98-1, to Web site development costs. Under SOP 98-1, software development costs, consisting of internally developed software and Web site development costs, include internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Application development stage costs generally include software configuration, coding, installation to hardware and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. The estimated useful lives are based on planned or expected significant modification or replacement of software applications, in response to the rapid rate of change in the Internet industry and technology in general. Adoption of EITF 00-2 was required for the third quarter of 2000. The adoption of EITF 00-2 did not have a significant impact on our consolidated financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." Amendments to the Bulletin delayed the effective date until the fourth quarter of 2000. Adoption of Staff Accounting Bulletin No. 101 is not expected to have a significant impact on our consolidated financial position or results of operations.

                                HNC SOFTWARE INC.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices.

INTEREST RATE RISK
The fair value of our cash, cash equivalents and investments available for sale at September 30, 2000 was $190.2 million. The objectives of our investment policy are safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. It is our policy to place cash, cash equivalents and investments available for sale with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. It is also our policy to maintain certain concentration limits and to invest only in certain "allowable securities" as determined by management. The investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond eighteen months. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars. An increase in market interest rates would not directly affect our financial results, as we have no short- or long-term debt.

FOREIGN CURRENCY EXCHANGE RATE RISK
We develop products in the United States and sell them in North America, Asia and Europe. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Our foreign currency risks are mitigated principally by contracting primarily in US dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short-term operations of our subsidiaries are kept in local currencies in which they do business, with excess funds transferred to our offices in the United States. Approximately 7.9% and 6.0% of our sales were denominated in currencies other than the U.S. dollar for the three and nine months ended September 30, 2000, respectively, as compared to 2.0% and 5.2% for the same periods during 1999.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       (c) eHNC, Inc. ("eHNC") was a former subsidiary of HNC that was merged into HNC on July 7, 2000 in a short-form merger. Immediately prior to that merger, HNC owned all the outstanding preferred stock and approximately 99.99% of the outstanding common stock of eHNC. Pursuant to the merger, we issued approximately 20 shares of our common stock to the 4 former stockholders of eHNC in exchange for all their outstanding shares of eHNC common stock, which were valued at $2.98 per share. The shares of HNC common stock issued in the merger were not registered under the Securities Act of 1933, as amended (the "1933 Act"), in reliance upon the exemptions from registration provided by Section 4(2) and/or Rule 506 of Regulation D under the 1933 Act. In relying upon these exemptions, we took into account the limited number of eHNC stockholders, their relationships to HNC, the limitation of our offering to these stockholders, the information regarding eHNC, HNC and the merger available to eHNC stockholders, and other factors. In the merger, all outstanding eHNC stock options were assumed by HNC and converted into options to purchase an aggregate of 232,259 shares of HNC Common stock at an exercise price of [$55.00] per share, having substantially the same terms as the eHNC options into which they were converted. The merger conversion ratio was determined by dividing the value per share ascribed to eHNC common stock by the closing price per share of HNC Common Stock on the date of the merger. HNC filed a registration statement on Form S-8 under the 1933 Act on July 13, 2000 to register the issuance of the shares of HNC Common Stock upon exercise of these options.

            On September 8, 2000, we acquired all the stock of Systems/Link Corporation ("Systems/Link") in a merger transaction, pursuant to which we issued approximately 593,964 shares of our common stock and paid approximately $5.5 million in cash to the former stockholders of Systems/Link in exchange for all the outstanding shares of Systems/Link's stock. Under the merger agreement, Systems/Link was valued at approximately $36 million on a fully diluted basis, with approximately 94% of the merger consideration (or $33.7 million) being allocated to the stockholders of Systems/Link for their Systems/Link shares. The shares of HNC Common Stock issued in the merger were not registered under the 1933 Act in reliance upon the exemptions from registration provided by Section 4(2) and/or Rule 506 of Regulation D under the 1933 Act. In relying upon these exemptions, we took into account the limited number of Systems/Link stockholders (13), their relationship to Systems/ Link and to its executive officers, the limitation of our offering to these stockholders, the information regarding Systems/Link, HNC and the merger furnished to Systems/Link's stockholders prior to the merger, and representations made by Systems/Link's stockholders to HNC regarding their investment intent and related matters in connection with the merger. In the short-form merger all the outstanding Systems/Link stock options were assumed by HNC and converted into options to purchase an aggregate of approximately 40,090 shares of HNC common stock with substantially the same terms as the Systems/Link options into which they were converted, except that the exercise prices of the new HNC options were the exercise prices of the converted Systems/Link options divided by the option merger exchange ratio of approximately 0.0819. HNC filed a registration statement on Form S-8 under the 1933 Act on September 8, 2000 to register the issuance of the shares of HNC Common Stock upon exercise of these options. For further information regarding our acquisition of Systems/Link, please see our report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2000, which is incorporated herein by this reference.

            On September 8, 2000, we acquired all the stock of CardAlert Services, Inc. ("CardAlert"), in a merger transaction, pursuant to which we issued approximately 208,000 shares of our common stock to the former stockholders of CardAlert in exchange for all the outstanding shares of CardAlert's stock. Under the Merger Agreement, CardAlert was valued at approximately $12.6 million. The shares of HNC Common Stock issued in the merger were not registered under the 1933 Act, in reliance upon the exemptions from registration provided by Section 4(2) and/or Rule 506 of Regulation D under the 1933 Act. In relying upon these exemptions, we took into account the limited number of CardAlert stockholders, their relationships to CardAlert, the limitation of our offering to these stockholders, the information regarding CardAlert, HNC and the merger furnished to CardAlert's stockholders prior to the merger, and representations and warranties made by CardAlert's stockholders to HNC regarding their investment intent and related matters in connection with the merger.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)    EXHIBITS

              2.01 Agreement and Plan of Reorganization dated as of September 7, 2000 among HNC Software Inc., Systems/Link Corporation and SLC Merger Corp.(1)

              10.01 Employee Option Exercise Assistance Documents Used under HNC's Option Plans, consisting of:

                       Form of Secured Full Recourse Promissory Note(2) Form of Stock Pledge Agreement(2)
                       Form of Stock Power(2)
                       Form of Spousal Consent(2)

              27.01   Financial Data Schedule(2)

-------------------

              (1) Incorporated by reference to Exhibit 2.01 of HNC Software Inc.'s Report on Form 8-K filed on
                     September 22, 2000.

              (2)    Filed herewith.

       (b)    REPORTS FILED ON FORM 8-K

               Report on Form 8-K, dated and filed August 25, 2000, reporting under Item 5 the declaration by HNC's Board of Directors of a dividend of all HNC's shares of common stock of Retek Inc. to HNC stockholders of record as of 5:00 p.m. Eastern Daylight Time on September 15, 2000.

               Report on Form 8-K dated and filed September 22, 2000, reporting under Item 5 the distribution ratio of the Retek Inc. common stock dividend and filing as an exhibit under Item 7 a related Information Statement that was distributed to our stockholders.

               Report on Form 8-K dated September 20, 2000 and filed on September 22, 2000, reporting under Item 2 HNC's acquisition of Systems/Link Corporation. We also reported in this Form 8-K that the financial statements and pro forma financial information required pursuant to paragraphs (a) and (b) of Item 7 would be filed within 60 days of September 22, 2000.

               Report on Form 8-K dated and filed September 26, 2000, reporting under Item 5 an adjustment to the conversion price of HNC's remaining $16.5 million 4.75% Convertible Notes due 2003 resulting from the Retek spin-off and filing as an exhibit under
               Item 7 a related press release.

               Report on Form 8-K dated and filed October 6, 2000, reporting under Item 5 the completion of HNC Software Inc.'s separation of Retek Inc. through the payment of the dividend of Retek Inc. common stock to HNC's stockholders, and filing as exhibits under
               Item 7 a related press release and tax information statement.

               Report on Form 8-K dated and filed October 13, 2000, reporting under Item 2 completion of HNC Software Inc.'s separation of Retek Inc. through its disposition and dividend of Retek Inc. common stock to HNC's stockholders, and filing as exhibits under
               Item 7 the following pro forma financial statements:

               Unaudited pro forma balance sheet of HNC Software Inc. as of June 30, 2000

               Unaudited pro forma statement of operations of HNC Software Inc. for the six months ended June 30, 2000

               Unaudited pro forma statement of operations of HNC Software Inc. for the year ended December 31, 1999

               Notes to unaudited pro forma financial information

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                                HNC SOFTWARE INC.



Date:  November 14, 2000         By:  /s/ Kenneth J. Saunders
                                      ----------------------------------------
                                      Kenneth J. Saunders
                                      Chief Financial Officer and Secretary

                                      (for Registrant as duly authorized officer and as Principal Financial Officer)


                                      /s/ Russell C. Clark
                                      ----------------------------------------
                                      Russell C. Clark
                                      Vice President, Corporate Finance and
                                      Assistant Secretary

                                      (for Registrant as Principal Accounting
                                      Officer)

                                  EXHIBIT INDEX



         Exhibits
         --------
         2.01         Agreement and Plan of Reorganization dated as of September 7, 2000 among HNC Software Inc., Systems/Link Corporation and SLC
                      Merger Corp.(1)

        10.01         Employee Option Exercise Assistance Documents Used under HNC's
                      Option Plans, consisting of:

                         Form of Secured Full Recourse Promissory Note(2)
                         Form of Stock Pledge Agreement(2)
                         Form of Stock Power(2)
                         Form of Spousal Consent(2)

        27.01         Financial Data Schedule(2)

----------

        (1)     Incorporated by reference to Exhibit 2.01 of HNC Software Inc.'s
                Report on Form 8-K filed on September 22, 2000.

        (2)     Filed herewith.
