Form 10-K
period 2000-12-31
HNC SOFTWARE INC/DE
filed 2001-03-30
CIK 945093

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                 Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price as reported on the Nasdaq Stock Market at March 9, 2001 was approximately $747.9 million. The number of shares of the Registrant's Common Stock outstanding at March 9, 2001 was 34,583,630 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Definitive Proxy Statement to be used in connection with the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

                                                                                PAGE NO.
                                                                                --------
                                     PART I
ITEM 1.   BUSINESS.............................................................    2
ITEM 2.   PROPERTIES...........................................................   23
ITEM 3.   LEGAL PROCEEDINGS....................................................   23
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................   24
          EXECUTIVE OFFICERS...................................................   24

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS..............................................................   26
ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.................................   26
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
          FINANCIAL CONDITION..................................................   26
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........   27
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................   27
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE ................................................   27

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................   28
ITEM 11.  EXECUTIVE COMPENSATION...............................................   28
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......   28
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................   28

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......   28


HNC SOFTWARE INC. TRADEMARKS
The following are our registered trademarks: AC-Web(R), AC-Manager(R) Admin-Connect(R), CompCompare(R), EC-Web(R), Employer-Connect(R), MIRA(R), ProfitMax(R), ProviderCompare(R), Provider-Connect(R), SC-Manager(R), SC-Web(R), State-Connect(R) and Trans-Connect(R). The following are also our trademarks:
4SCORE(TM), 4WARN(TM), ATACS(TM), AutoAdvisor(TM), Capstone(TM), CardAlert(TM), CompAdvisor(TM), Eagle(TM), eCMDirector(TM), eFalcon(TM), Falcon(TM), FraudTec(TM), Home & Away Prepaid Billing(TM), Mindwave Proaction(TM), Mindwave Reaction(TM), ProfitVision(TM) RoamEx(TM), Spyder(TM), VeriComp Claimant(TM), VeriComp Employer(TM) and VeriComp Subro(TM). All other trademarks or trade names in this report are the property of their respective owners.

Our World Wide Web site is located at both hnc.com and hncs.com, and investor information can be requested by calling our Stockholder Information Line at 1-800-396-8052. Information on our Web site is not part of this Report.

We were founded in 1986 under the laws of California, and were reincorporated in June 1995 under the laws of Delaware. Our principal executive offices are located at 5935 Cornerstone Court West, San Diego, California 92121-3728, and our telephone number is (858) 546-8877.

                                     PART I

                  CAUTION REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions we have made. Words such as "anticipates," "expects," "plans," "intends," "may," "will," "should," "believes," "estimates" or similar expressions identify forward-looking statements. These statements include, among other things, statements concerning our anticipated growth strategies, anticipated trends in our business and the markets that we serve, our expectations of our future performance and the market acceptance of our products, our plans for expanding our business, our plans for product functionality and features and the status of evolving technologies. In addition, the section entitled "Risk Factors" in Item 1, "Business," consists primarily of forward-looking statements. Forward-looking statements are only predictions based upon our current expectations about future events. We cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate.

Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" in Item 1, "Business" discusses some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks. Investors are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

ITEM 1. BUSINESS
--------------------------------------------------------------------------------
OVERVIEW
--------------------------------------------------------------------------------
We provide customer insight through Intelligent Response, Decision Management and Customer Analytics software that enables companies in the financial, insurance, telecommunications and e-commerce industries to acquire, manage and retain customers. Our technology helps businesses make the right decisions about their customers in real time. It can improve a business' speed and accuracy in differentiating between customer value and risk; determining what customers want without invading their privacy; delivering personalized service and managing customers more profitably; and developing customer loyalty.

INDUSTRY BACKGROUND
Today's competitive business environment has forced many companies to increase business efficiencies while improving their flexibility and responsiveness to changing market conditions. In particular, the widespread adoption of the Internet has changed the way many businesses operate. Consequently, companies continue to make significant investments in technology solutions designed to manage and analyze information, develop initiatives to boost customer loyalty and develop lasting customer relationships with profitable customers. Building lasting relationships with profitable customers requires insight into customer profitability and the elements driving it, and the ability to optimize interaction with the customer to improve profitability and maximize the lifetime value of the customer relationship.

Relationships with customers increasingly depend on electronic interactions. Businesses must invest more resources to acquire, manage and retain customers. At the same time, customers have a variety of purchasing options and are only a click away from the competition. While businesses are experiencing increasing customer acquisition costs, customers are experiencing decreasing switching costs. As a result, there is an accelerated demand for the ability to analyze information concerning customer transaction patterns to enable companies to respond appropriately to customer needs and predict customer activity. In addition, there is an expanding recognition that tools, applications and services can help organizations better understand and retain their customers, and build relationships over the Internet.

PLATFORM INTRODUCTION
HNC's Customer Insight platform of predictive software products incorporates Intelligent Response, Decision Management, Risk Analytics and Opportunity Analytics software solutions. Our decision engines capitalize on information to provide answers in real time so businesses can more effectively acquire, manage or retain customers. Because the substantial majority of electronically stored information is unstructured, there is a real need for a natural language free-text analysis solution to optimize the use of stored data. HNC's platform provides this solution.

The platform also utilizes neural networks to help predict which transactions are likely to result in negative activities such as fraud and payment delinquency, or positive activities including cross-sell and up-sell. In addition, the platform's decision support tools enable HNC's customers to analyze information to take advantage of opportunities while minimizing risks.

The combination of HNC's core technologies -- decision engines, free text analysis, neural networks and decision support tools -- results in a customer profile engine that helps businesses attain customer insight. Specific capabilities of HNC's platform include:

-   INTELLIGENT RESPONSE
    Intelligent Response enables companies to search across different data repositories and understand the meaning of content in text, images, SKUs or symbols, and deliver information to devices such as PCs and wireless (including PDAs) devices. It also proactively makes recommendations based upon profiles and patterns, and learns to index and retrieve only the most accurate, relevant information.

-   DECISION MANAGEMENT
    Decision Management enables companies to make instant, automated decisions regarding customer applications, including the ability to identify and determine customer creditworthiness. This allows companies to simultaneously reduce costs and increase the speed of the customer acquisition process. In addition, it allows companies to process large quantities of applications and claims in real time through multiple acquisition and delivery channels.

-   CUSTOMER ANALYTICS -- RISK MANAGEMENT
    Risk Analytics enable companies to analyze the risks associated with acquiring, managing and retaining customers by analyzing patterns in customer transactions. Risks can include fraud, churn and bad debt.

-   CUSTOMER ANALYTICS -- OPPORTUNITY MANAGEMENT
    Opportunity Analytics enables companies to analyze the opportunities associated with acquiring, managing and retaining customers by analyzing patterns in customer transactions. Opportunities can include maximizing customer profitability by providing cross-sell and up-sell activities and focusing marketing efforts on more profitable customers.

MARKETS/DOMAIN EXPERTISE
HNC customers comprise leading Fortune 1000 and Global 2000 organizations in the financial, insurance, telecommunications and e-commerce industries. Within the financial services industry, HNC's customers include leading corporations on six continents, including nine out of the top 10 U.S. credit card issuers and 16 of the 25 largest credit card issuers worldwide. More than 100 insurance companies and state insurance funds -- including nine out of the 10 largest carriers -- are HNC customers. HNC's has more than 50 wireless and wireline customers worldwide. In addition, more than 30 customers in industries including computer, hotel, media and retail, are currently using HNC's products to conduct e-commerce.

--------------------------------------------------------------------------------
STRATEGY
--------------------------------------------------------------------------------

-   ENHANCE AND EXPAND SOLUTION PLATFORM
    We intend to continue to commit capital and enhance our Customer Insight solution platform through internal development and through acquisitions. For example, our customer analytic solutions for fraud detection have been expanded from a single credit card fraud detection solution in 1992 to checking, debit card and online credit card fraud detection in the financial services sector; extended to workers compensation, Medicare and Medicaid fraud detection in the insurance sector; and billing, subscription and network fraud in the telecommunications sector. We are also expanding our Intelligent Response and Decision Management solutions within and across these industries. For example, in 2000 we extended our Decision Management solutions originally developed for the financial services sector into the telecommunications and insurance underwriting sectors.

-   CONTINUE TO PENETRATE NEW VERTICAL MARKETS
    We intend to continue to expand into and explore new market segments within existing sectors through product extensions and/or acquisitions. For example, in the financial services sector we extended our solutions into the brokerage market in fiscal 2000 and introduced new e-commerce solutions to support business-to-business exchanges. We also entered into the wireless and m-commerce telecommunications market with solutions for fraud detection, churn reduction and Decision Management.

-   EXPAND GLOBAL PRESENCE
    In 2000 we started an initiative to drive global expansion by adding several senior level executives with global experience in sales and marketing in Europe, the Middle East and Africa (the EMEA), as well as the Asian-Pacific and Latin American regions. We significantly increased the number of sales, support and development personnel in these regions and we intend to continue to allocate increased resources to support accelerated global expansion. We are leveraging new and existing partnerships to drive growth such as EDS, which has led to contracts in both the EMEA and the Asian-Pacific region. We also intend to expand in global markets through acquisitions, such as Systems/Link that provided direct inroads in the Latin American telecommunications market.

-   DEEPEN PRESENCE IN CORE MARKETS THROUGH MULTIPLE DELIVERY MODELS
    In 2000 we delivered many of our solutions through a self-hosted and an application service provider, or ASP, channel to our customers for the first time, and we intend to continue to expand this channel of delivery. An ASP provides a contractual service that deploys, hosts, manages and rents access to software applications from a centrally managed facility, giving customers access to new application environments without up-front investments in licenses, servers and people. ASP's also offer mid-sized companies the full benefits of leading enterprise applications while minimizing the challenges, expense and risk associated with the implementation and ongoing maintenance of traditional software products. HNC benefits from offering its solutions through this delivery channel by expanding its market opportunity into mid-tier markets and deriving additional recurring revenue through a per user/per transaction model with reduced sales and implementation cycles.

-   STRENGTHEN AND DEVELOP STRATEGIC PARTNERSHIPS
    We are increasing our focus on strengthening and developing additional relationships with channel distribution partners including value added resellers, or VARs, original equipment manufacturer distributors, or OEMs, strategic business partners, hardware platform partners, and consulting and implementation partners. The benefits we expect to receive from these partnerships include leveraging partner customer bases, sharing in co-operative marketing programs, and delivering unique, industry leading solutions. For example, we are developing a medical claim processing clearing house via the Web through our partnership with Web MD. In addition, the strategic partnerships we have developed in the merchant fraud market with Equifax, Thomson Financial and Digital Island have helped us win contracts with companies like Sears and Paymentech.

-   CROSS-SELL CUSTOMER INSIGHT SOLUTIONS WITHIN EXISTING CUSTOMER BASE
    HNC is increasingly leveraging its existing customer relationships to capitalize on opportunities to sell additional solutions. We are more closely integrating and cross-training our product development, account support and sales teams to increase collaboration on joint opportunities. For example, existing credit card fraud detection customers are also acquiring our Decision Management solutions. Also, the Decision Management solutions originally developed for the financial services industry are now successfully sold to our telecommunications and insurance customer base.

-   GROW THROUGH ACQUISITIONS
    In 2000 we made several acquisitions to facilitate growth into new markets and to deliver product extensions into existing markets. We continue to evaluate acquisitions that offer us the opportunity to enter new vertical markets or provide large market opportunity. We evaluate companies as acquisition targets that: have products or technologies that complement existing HNC solutions and/or can be enhanced by HNC's technologies; bring an experienced management team and domain expertise; deliver strong revenue and earnings growth; and leverage combined sales, marketing and distribution channels. In 2000, for example, we extended our Customer Analytics solutions in the financial services sector through our acquisitions of CardAlert and CASA, by growing our presence in the marketing optimization arena. We strengthened our Decision Management solutions in the telecommunications sector through our acquisitions of Onyx Technologies and Systems/Link, by gaining a foothold in the wireless telecommunications market and an ASP delivery channel. We also garnered an EDI and network connectivity backbone in the insurance sector through our acquisition of Celerity Technologies, which allows us to facilitate claims processing over the Internet.

--------------------------------------------------------------------------------
MARKETS AND PRODUCTS
--------------------------------------------------------------------------------

Our Customer Insight product family includes Intelligent Response, Decision Management and Customer Analytics software that enables companies in the financial, insurance, telecommunications and e-commerce industries to acquire, manage and retain customers. In 2000, we successfully acquired and integrated a number of acquisitions including Onyx Technologies, Systems/Link, CASA, Celerity Technologies and CardAlert Services, and as a result have expanded our product footprint, market penetration and ASP delivery channels.

We intend to continue to expand our solution platform through internal product development initiatives as well as through strategic acquisitions that deliver product extensions for existing as well as new markets. Through the expansion of our solutions we expect to be able to penetrate new markets and gain greater market share of existing niche markets.

INTELLIGENT RESPONSE
HNC's Intelligent Response products include:

    ----------------------------------------------------------------------------
          PRODUCT                      PRODUCT DESCRIPTION
    ----------------------------------------------------------------------------
    MINDWAVE REACTION    MINDWAVE REACTION uses text characterization, analysis
                         and Intelligent Response technology to automatically categorize text, e-mail and Web inquiries;
                         automatically respond to e-mail and Web self-help inquiries; and accurately search electronic content to find relevant answers across multiple knowledge bases.

    ----------------------------------------------------------------------------

    MINDWAVE PROACTION   MINDWAVE PROACTION adds proactive and predictive
                         capabilities to Mindwave Reaction, so companies can provide key audiences with data they need. Proaction observes and tracks online transaction patterns;
                         provides accurate analysis that translates to precise sales and marketing targeting methods; profiles and groups users into specific categories; and proactively suggests relevant information or products based on user profiles.

    ----------------------------------------------------------------------------

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

    ----------------------------------------------------------------------------

    FORM-FILL            FORM-FILL is a service provided to digital "wallet"
                         vendors and merchants. Currently, most online merchants require customers to fill out information forms as a precondition to a sale. Our patented context vector technology equips the Form-Fill service to read any Web-form and complete it, using free-form text analysis and processing. Applying our adaptive learning technology, Form-Fill learns with each interaction and applies that knowledge to future transactions so that the more a customer uses Form-Fill service (via a digital wallet), the more powerful this tool becomes.
                         The eHNC Form-Fill service automatically tracks merchant-specific information, including reward codes, affinity programs, and site-specific user names and passwords. The Form-Fill service does not require any action on the part of the merchant, and therefore can be used for almost all e-commerce transactions.

    ----------------------------------------------------------------------------


    DECISION MANAGEMENT
    HNC's Decision Management products include:

    ----------------------------------------------------------------------------
          PRODUCT                      PRODUCT DESCRIPTION
    ----------------------------------------------------------------------------

    COMPADVISOR          COMPADVISOR reviews and reprices medical bills for
                         workers' compensation. It uses a powerful decision engine to automate the bill review process and route as many as two-thirds of processed medical bills without manual intervention. CompAdvisor includes powerful electronic data interchange, or EDI, technology to reduce manual entry of data.

    ----------------------------------------------------------------------------

    AUTOADVISOR          AUTOADVISOR is an integrated medical repricing software
                         solution with a managed care component for the auto medical claims industry that automates the process of bill review with the same technology and quality results as CompAdvisor. AutoAdvisor addresses the need to reduce the $13-18 billion the auto insurance industry loses annually due to unnecessary medical claims.

    ----------------------------------------------------------------------------

    CAPSTONE             CAPSTONE DECISION MANAGER is an intelligent new account
    DECISION MANAGER     decisioning system that can be implemented within any
                         lending environment. The system is ideally suited for helping large organizations automate complex lending decision processes in individual business areas or across the enterprise.

    ----------------------------------------------------------------------------

    CAPSTONE DECISION    CAPSTONE DECISION MANAGER FOR INSURANCE CLAIMS is an
    MANAGER FOR          intelligent decisioning system that interfaces with
    INSURANCE CLAIMS     large enterprise systems to automate complex insurance
                         claims transactions.

    ----------------------------------------------------------------------------


    CAPSTONE DECISION    CAPSTONE DECISION MANAGER FOR MEDICAL BILLS is an
    MANAGER FOR MEDICAL  intelligent decisioning system that can be the hub of a
    BILLS                medical bill processing platform for insurance payors.
                         By automating the processing of a significant percentage of medical bills, routing medical bills to other programs like CompAdvisor or VeriComp and routing bills for professional human review, Capstone for Medical can greatly enhance the performance of legacy systems.

    ----------------------------------------------------------------------------

    ----------------------------------------------------------------------------

    APPLICATION DECISION APPLICATION DECISION MANAGEMENT automates the new
    MANAGEMENT           account process and enables telecommunications
    (4SCORE)             carriers to process more applications per month, reduce
                         headcount and assign customers the most appropriate service.

    ----------------------------------------------------------------------------

    AC-WEB AC-WEB for the insurance industry incorporates AC-Manager functionality with the addition of allowing access to the server via a browser-based user interface. This eliminates the need for installations at each customer workstation.

    ----------------------------------------------------------------------------

    EC-WEB EC-WEB EC-Web is a Web browser-based package that allows corporate risk managers and human resources departments to electronically send and receive business documents in the national standard format, ANSI ASC X12. It is designed to electronically connect risk management and human resources departments with any claims administrator that can send and receive documents electronically.

    ----------------------------------------------------------------------------

    ADMIN-CONNECT        ADMIN-CONNECT was created specifically for claims
                         administrators, enabling them to send and receive injury reports using business-to-business e-commerce.
                         This allows third party administrators and insurance carriers to send and receive business documents electronically in the ASC X12 format. AC-MANAGER incorporates Admin-Connect functionality along with additional network administration features.

    ----------------------------------------------------------------------------

    HOME & AWAY          PREPAID BILLING & USAGE MONITORING (HOME & AWAY PREPAID
    PREPAID BILLING      BILLING) provides wireless carriers with a solution to
                         offer prepaid wireless telecommunications service or to perform usage monitoring.

    ----------------------------------------------------------------------------

    COMPCOMPARE          COMPCOMPARE is a benchmarking database that allows
                         users to generate detailed comparative analyses between their claims data and insurance industry data. It features online access to HNC Insurance Solutions' workers' compensation database. The product is marketed by NCCI (the National Council on Compensation
                         Insurance, Inc.) through a joint marketing agreement with HNC.

    ----------------------------------------------------------------------------

    EMPLOYER-CONNECT     EMPLOYER-CONNECT is a Microsoft Windows-based PC
                         package designed to send and receive injury reports in the ASC X12 format. It is designed to electronically connect risk management and human resource departments with an agency or organization that can send and receive documents electronically. EC-MANAGER incorporates Employer-Connect functionality and additional network administration features.

    ----------------------------------------------------------------------------

    PROVIDERCOMPARE      PROVIDERCOMPARE is a physician profiling system that
                         compares one physician to a peer group of physicians for similar claim populations, identifies providers with significantly higher costs, and uses provider report cards and treatment pattern analysis to educate providers to improve financial outcomes. The product is marketed by NCCI (the National Council on Compensation
                         Insurance, Inc.) through a joint marketing agreement with HNC.

    ----------------------------------------------------------------------------

    PROVIDER-CONNECT     PROVIDER-CONNECT is a Microsoft Windows-based PC
                         package designed to send and receive injury reports in the ASC X12 format. It is designed to electronically connect healthcare providers with insurance carriers that can send and receive documents electronically.

    ----------------------------------------------------------------------------

    ROAMEX ROAMING DATA EXCHANGE NETWORK (ROAMEX) provides wireless telecommunications carriers with near real time records of roaming call data that occur outside a carrier's home network. Carriers use this data to detect fraud beyond their home network.

    ----------------------------------------------------------------------------

    SC-MANAGER           SC-MANAGER for the insurance industry incorporates the
                         functionality of State-Connect (see below) and includes additional business-to-business e-commerce project management tools/applications.

    ----------------------------------------------------------------------------

    SC-WEB SC-WEB incorporates State-Connect functionality (see below) along with a Web-enabled front end to allow workers' compensation injury reports to be entered via the Internet.

    ----------------------------------------------------------------------------

    STATE-CONNECT        STATE-CONNECT is a Microsoft Windows-based application,
                         which unlike traditional translators, specifically meets the business-to-business e-commerce requirements for state workers' compensation agencies. It is a user-friendly software application that requires minimum staffing and training.

    ----------------------------------------------------------------------------

    TRANS-CONNECT        TRANS-CONNECT is a software package that allows claims
                         and risk management software developers to integrate e-commerce solutions into their legacy applications for employers, claims administrators and state jurisdictions.

    ----------------------------------------------------------------------------

CUSTOMER ANALYTICS -- RISK MANAGEMENT
HNC's Risk Analytics products include:

    ----------------------------------------------------------------------------
       PRODUCT                       PRODUCT DESCRIPTION
    ----------------------------------------------------------------------------

    MIRA MIRA (Micro Insurance Reserve Analysis) is an easy-to-use, integrated information system for estimating workers' compensation claim loss reserves. MIRA is installed at more than 50 insurance companies, state funds and third-party administrators.

    ----------------------------------------------------------------------------

    VERICOMP             VERICOMP CLAIMANT is an insurance-claimant fraud
    CLAIMANT             detection system that utilizes our advanced neural
                         network predictive technology to identify claims that fit historical patterns of fraud and abuse. VeriComp
                         Claimant saves time and money through early and accurate detection of fraudulent claims.

    ----------------------------------------------------------------------------

    VERICOMP             VERICOMP EMPLOYER is a predictive software solution
    EMPLOYER             created specifically to detect workers' compensation
                         premium fraud and abuse. This powerful tool enables auditors and other review staff to identify suspicious policies and prioritize premium audit efforts.

    ----------------------------------------------------------------------------

    VERICOMP SUBRO       VERICOMP SUBRO is a new predictive software system that
                         can help insurance carriers recover significant losses by automatically identifying and notifying claims adjusters of claims that should actually be paid by another party.

    ----------------------------------------------------------------------------

    ECMDIRECTOR          eCMDIRECTOR is a financial services predictive software
                         solution that reduces cost by more accurately identifying claims that would benefit most from case management and by automating claim management decisions.

    ----------------------------------------------------------------------------

    SPYDER SPYDER is a predictive software solution designed to combat healthcare fraud and abuse in group healthcare, Medicaid and Medicare. Using HNC's advanced neural network predictive technology, Spyder is also available in a new real time version as well as a version specifically developed to detect dental fraud and abuse.

    ----------------------------------------------------------------------------

    FALCON FALCON is the leader in real time fraud detection and prevention for credit card issuers. Falcon's neural networks examine transaction, cardholder, and merchant data to detect a wide range of credit card fraud quickly and accurately.

    ----------------------------------------------------------------------------

    FALCON DEBIT         FALCON DEBIT is a financial services software product
                         that examines transaction, cardholder, and merchant data to detect debit card fraud.

    ----------------------------------------------------------------------------

    FALCON CHEQUE        FALCON CHEQUE runs in a bank's check processing center
                         and uses neural networks, expert rules, and HNC's proprietary transaction pattern profiling technology to detect many types of checking account fraud.

    ----------------------------------------------------------------------------

    EAGLE EAGLE is a merchant risk management system designed to protect merchants from emerging fraud trends, manage risk and profitability, and increase operational efficiency.

    ----------------------------------------------------------------------------

    4WARN APPLICATION FRAUD MANAGEMENT (4WARN) is a telecommunications market solution that confirms identity authenticity during the customer acquisition process, to detect individuals who attempt identity deception.

    ----------------------------------------------------------------------------

    CARDALERT NETWORK    CARDALERT NETWORK provides early detection and
                         common-purchase-point analysis of payment card fraud on shared Automated Teller Machine (ATM) and point-of-sale systems. Through daily transaction data downloads provided by participating networks, CardAlert can identify and link fraudulent transactions, identify compromised cards, and notify affected financial institutions to prevent further losses.

    ----------------------------------------------------------------------------

    PROFITMAX            SUBSCRIPTION FRAUD MANAGEMENT (PROFITMAX) helps
                         financial services companies reduce write-offs and losses associated with fraudulent applications for service by persons who have no intention to pay. The solution utilizes HNC's profiling engine and advanced predictive models to quickly and accurately detect subscription fraud. HNC's decision rules engine is used to counteract predicted fraudulent activity.

    ----------------------------------------------------------------------------

    ATACS AND FRAUDTEC   TECHNICAL FRAUD MANAGEMENT (ATACS AND FRAUDTEC) enables
                         telecommunications carriers to reduce bad debt expenses related to fraudulent use of their network. These solutions incorporate profile modeling to detect suspected fraudulent activity and include a case manager to monitor and take action on potential instigators of fraud. ATACS uses neural network models to automatically prioritize cases and prompt investigations of transactions with the highest probability of being fraudulent.

    ----------------------------------------------------------------------------

    ATACS ONLINE         ATACS ONLINE (Advanced Telecommunications Abuse Control
                         System) delivers profiling, neural network modeling and case management through an easy to use browser-based interface in an ASP environment. Telecommunications providers of every size can significantly reduce losses associated with fraud through the use of this tool formerly available only to the largest carriers.

    ----------------------------------------------------------------------------

    eFALCON eFALCON is a real time Internet payment fraud detection and risk management service for online merchants and their service providers. Delivered through an ASP delivery channel, the system also provides strategy management and customer service tools to help merchants save legitimate transactions that appear risky, as well as set policies for accepting and rejecting transactions.

    ----------------------------------------------------------------------------

CUSTOMER ANALYTICS -- OPPORTUNITY MANAGEMENT
HNC's Opportunity Analytics products include:

    ----------------------------------------------------------------------------
       PRODUCT                          PRODUCT DESCRIPTION
    ----------------------------------------------------------------------------

    PROFITMAX            PROFITMAX PROFITABILITY provides transaction-based,
    PROFITABILITY        real time authorization and action decisions that
                         enhance the profitability of credit card portfolios.
                         Using neural networks and HNC's cardholder transaction pattern profiling technology, ProfitMax Profitability analyzes each cardholder account and predicts future profitability.

    ----------------------------------------------------------------------------

    PROFITMAX MARGIN     PROFITMAX MARGIN MANAGER predicts margin risk for
    MANAGER              equity, investment-grade debt and mutual fund
                         securities at the portfolio, account, and security levels. The solution utilizes analytical models to formulate an assessment of margin account risk. Armed with the insight these predictions provide, brokerages can make more intelligent risk management decisions.

    ----------------------------------------------------------------------------
    PROFITMAX CHURN      CHURN RISK MANAGEMENT (PROFITMAX) helps
    RISK MANAGEMENT      telecommunications carriers increase revenues by
                         improving customer retention. Churn risk is predicted using HNC's profiling engine and advanced predictive models. Churn prevention treatments are formulated and executed using HNC's decision rules engines.

    ----------------------------------------------------------------------------

    PROFITVISION         PROFITVISION is a comprehensive, enterprise-wide
                         solution that analyzes the profitability of customer relationships, products, and business units for financial services companies. It incorporates an interface to core accounting systems and increases the accuracy of profitability measurement through matched-maturity funds transfer pricing and sophisticated cost-allocation methods, such as activity-based costing.

    ----------------------------------------------------------------------------

    MARKETING            MARKETING OPTIMIZATION is an intelligent cross-sell
    OPTIMIZATION         optimization solution that selects the most profitable
                         promotion offer that a financial institution might present to a customer.

    ----------------------------------------------------------------------------

--------------------------------------------------------------------------------
SALES & MARKETING
--------------------------------------------------------------------------------

We sell and market our software and services globally through our direct sales organization and strategic partners, including distribution, hardware platform and service and consulting partners. Through these direct and indirect sales channels, we are focusing on three key initiatives to accelerate sales:

        -   Develop and expand strategic partnerships on a global scale;

        - Commit sales and marketing resources internationally to accelerate global expansion; and

        - Leverage our existing customer base and cross-sell solutions within this base.

The national sales staff is based at our corporate headquarters in San Diego, as well as in our other United States field offices in California, Colorado, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Missouri, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Texas and Virginia. Internationally, we have field sales offices in the United Kingdom, The Netherlands, Japan and Singapore. To support our sales force, we conduct comprehensive marketing programs, which include demand generation, public relations, advertising, seminars, trade shows and ongoing customer communication programs. Our sales staff is generally product-based and is assigned a geographic territory.

-   SERVICE BUREAUS
    We have licensed First Data Resources, Inc., or First Data, Electronic Data Services, Total Systems and Equifax to act as service bureaus, providing an alternate channel of distribution for end-users of our Falcon product. We have also licensed First Data as a service bureau for our ProfitMax product. We generally assist our service bureau partners in the sales effort, often employing our direct sales force in the process. These service bureaus pay us monthly usage fees based on the volume of transactions processed.

    We also have an outsourced bill review service bureau servicing the insurance industry. The service bureau provides both turnkey bill review services, as well as the capability to handle overflow needs of customers through our locations in California, Missouri and Texas.

-   ASP (APPLICATION SERVICE PROVIDER)
    We provide Internet credit-card fraud detection to e-commerce merchants through an ASP delivery channel.

    In the telecommunications market we provide a suite of fraud detection solutions and Decision Management solutions through the ASP channel and in the insurance industry our EDI/Network Connectivity group offers ASP versions of several injury reporting products including AC-Web, EC-Web and SC-Web.

-   INTERNATIONAL AND EXPORT ACTIVITY
    International operations and export sales represented 19.3% of our total revenues in 2000, 23.2% in 1999, and 23.1% in 1998. International sales result primarily from Falcon product sales, in addition to sales of Retek's products during the first nine months of 2000, fiscal 1999 and fiscal 1998. We intend to continue expansion of our operations outside the United States, and to enter additional international markets, which will require significant management attention and financial resources. We have committed and continue to commit significant time and development resources to customizing our products for selected international markets, and to developing international sales and support channels. Our efforts to develop products, databases, and models for targeted international markets or to develop additional international sales and support channels may not be successful.

    International sales have additional inherent risks, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, the burdens of complying with a variety of foreign laws, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences and political and economic instability. Our international sales are currently primarily denominated in United States dollars, and a small portion is denominated in other currencies, primarily those of Western Europe and Canada. An increase in the value of the United States dollar relative to foreign currencies could make our products more expensive, and therefore potentially less competitive, in foreign markets. In the future, to the extent our international sales are denominated in local currencies, foreign currency translations may contribute to significant fluctuations in our business, financial condition and results of operations. The imposition of exchange or price controls or other restrictions on foreign currencies could also harm our business.

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

-   COMPETITION
    The market for customer insight solutions is intensely competitive and is constantly changing. Competitors, many of which have substantially greater financial resources than we do, vary in size and in the scope of the products and services they offer. We encounter competition from a number of sources, including:

        - Other application software companies, including enterprise software vendors;

        - Management information systems departments of customers and potential customers, including financial institutions, insurance companies, telecommunications carriers and retailers;

        - Third party professional services organizations, including consulting divisions of public accounting firms;'

        -   Internet companies;

        -   Hardware suppliers that bundle or develop complementary software;

        - Network and telecommunications switch manufacturers, and service providers that seek to enhance their value-added services;

        -   Neural-network tool suppliers; and

        -   Managed care organizations.

    In the Intelligent Response market, we have experienced competition from the following companies: Autonomy, Ask Jeeves, Brightware, BroadVision, eGain Communications, E.piphany, Inc., Kana Communications, Net Perceptions, Verity and others.

    In the Decision Management market, we have experienced competition from the following companies: AMS, BCG, Broadvision, Compaq, Corsair, Corporate Systems, Corvel, eStellarNet, Experian, Fair Isaac, Ingenix, Lightbridge, Lucent, Medata, Mitchell International, NTC and others.

    In the Customer Analytics market, we have experienced competition from the following companies: Alta Analytics, Carreker-Antinori, Compaq, Computer Associates, Computer Sciences Corporation, Ectel, Equinox, Fair Isaac, GTE TSI, IBM Global Business Intelligence Solutions, InfoGlide, ITC, Lightbridge, Lucent, Magnify Holdings Corp, Marketswitch, Nestor, SAS Institute, VIPS, Xchange and others.

-   PRICING IN THE MARKETPLACE
    We believe that most of our products are competitively priced when compared to our competitors' products. The market for our products is highly competitive, and we expect that we will face increasing pricing pressures from our customers, current competitors and new market entrants. In particular, increased competition could reduce or eliminate premiums and cause further price reductions. In addition, competition could negatively impact our ability to obtain new long-term contracts and renewals of existing long-term contracts on favorable terms. Any reduction in the price of our products could negatively impact our business, financial condition and results of operations.

-   COMPETITIVE FACTORS
    We believe that the principal competitive factors affecting our markets include technical performance (for example, accuracy in detecting credit card fraud or evaluating workers' compensation claims), access to unique proprietary databases, availability in ASP format and product attributes like adaptability, scalability, interoperability, functionality, ease-of-use, product reputation, quality, performance, price, customer service and support, the effectiveness of sales and marketing efforts and our reputation. Although we believe that our products currently compete favorably with respect to these factors, we may not be able to maintain our competitive position against current and potential competitors, especially competitors with significantly greater financial, marketing, service, technical support and other resources.

    Some of our current competitors, and many of our potential competitors, have significantly greater financial, technical, marketing and other resources than we do, as well as broader integrated product lines. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can. They may also possess marketing advantages due to their ability to market integrated suites of related products that are vital to the customer's computing infrastructure. This would enable them to sell products that compete with ours, even where their products may be inferior or more expensive. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. It is possible that new competitors or alliances among competitors may emerge and rapidly gain significant market share. Also, we rely upon our customers to provide data, expertise and other support for the ongoing updating of our models. Our customers, most of which have significantly greater financial and marketing resources than we do, may compete with us in the future or otherwise discontinue their relationships with us, or cease to provide us with critical data or support of our business, all of which could significantly harm our business.

--------------------------------------------------------------------------------
CUSTOMER SERVICE & SUPPORT
--------------------------------------------------------------------------------
A high level of continuing maintenance, service and support is critical to maintaining the performance of our predictive software solutions. Service and support are also essential to our objective of developing long-term relationships with, and obtaining recurring revenues from, our customers. Our service and support activities are related to system installation, performance validation and ongoing consultation on the optimal use of our products.

-   MODEL AND RULE UPDATES
    Most of our product license agreements obligate us to provide periodic data, model and/or rule updates to maintain system performance. Our technical personnel generally assist the customer with installation of updates. We make commitments to update models and rules at varying intervals, according to both periodically scheduled updates (for example quarterly and annually) as well as unscheduled updates, provided the customer has met its commitments to provide data to us. The choice of data source and data updates are important to customers because data are the fundamental building blocks used to create accurate predictive models. We provide various models built on industry-specific or customer-specific data to meet individual application requirements. Customers and data suppliers provide us with historical transaction data for turnkey models, trend analyses and product updates. This combination of proprietary turnkey customized and user-developed models allows us to offer products that solve a broad range of predictive application problems.

-   EDUCATION
    We offer comprehensive education and training programs to our customers. We provide on-site training services associated with many of our products. Fees for education and training services are generally included in the pricing of usage-priced products, but may be charged separately in other cases.

-   CONSULTING
    Our consultants are available to work with our customers' user application groups and information systems organizations. Customers that buy consulting services are usually planning large implementations or want to optimize the performance of our products in their operating environments. Fees for consulting are generally included in the pricing of usage-priced products, but may be charged separately in other cases.

--------------------------------------------------------------------------------
TECHNOLOGY
--------------------------------------------------------------------------------
At the heart of our predictive software solutions lie two critical functions. The first of these is the ability to predict which individuals are most likely to exhibit certain critical business transaction patterns. Examples of these transaction patterns include fraud, payment delinquency, and responsiveness to cross-sell/up-sell efforts. The second critical function is the ability to select an appropriate action to either encourage (in the case of a cross-sell) or discourage (in the case for delinquency) an individual's predicted transaction patterns.

Our key technologies are designed to perform one or both of these critical functions. Our technologies include neural-network models, intelligent decision engines, profiles, traditional statistical models, business models, expert rules and context vectors.

In addition to current technologies, we strive to develop new and innovative technologies that enable new or expanded predictive software capabilities. Some of our longer-term research projects are partially funded through contracts with the U.S. Government or members of the U.S. Intelligence Community.

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

    Although other statistical methods can be used, our neural-network technology distinguishes itself in its ability to build highly accurate models more rapidly than possible with other methods. This provides us with a significant competitive advantage in developing and deploying products. Further, our experience with neural-network technology has led to the development of proprietary methodologies for applying that technology to real time, transaction-based business problems.

-   PROFILING TECHNOLOGY
    Many of our products operate on transactional data, such as credit card purchase transactions, or other types of data that change over time, such as worker's compensations claims. In their raw form, these data are very difficult to use in model building for several reasons. First, a single transaction contains very little information about the transaction patterns of the individual that generated the transaction. Second, truncations change rapidly over time. Finally, this type of data can often be incomplete.

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

-   RULE-BASED TECHNOLOGY
    Predicting transaction patterns is only half the battle in determining how to best manage or interact with a customer. The other half involves optimizing the response or action, given the transaction patterns that have been identified and the corresponding predicted outcome. To provide this response optimization, many of our products combine specially trained neural-network models with rule-based techniques.

    Rules provide an effective method of capturing and applying such well-defined information as marketing strategies, corporate policies, and standard operating procedures. We have developed rule engines that operate efficiently in a real time, transaction-oriented system. We believe that our combination of these rule engines with neural-network models represents a significant technological advantage over more traditional approaches to decision automation.

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

    Context vectors provide a means to encode textual information in a form that can be easily processed by computers. The basic idea is to associate a context vector with an object based on its textual description. For example, an online user can be described by the Web pages that he or she reads. An email can be characterized by the text contained within it and a product can be identified by a textual description. Using our proprietary training algorithms, context vectors are assigned to objects in such a way that vectors for related objects will be closer together than vectors for unrelated objects. Thus, the problem of associating similar objects based upon a textual description is solved, by finding vectors that are closest to each other.

    Many text-processing problems can be solved using context vector technology. For example, traditional query and retrieval consists of finding documents that include the content that is related and responsive to the query. Other examples include: matching a Web user with a banner ad, associating an e-mail with an automatic response, or recommending products that may appeal to an online buyer. When combined with our other technologies, such as neural networks and rule-based systems, we believe that context vectors can improve the performance of existing applications.

-   RISKS OF ENTERING NEW MARKETS
    Our success depends upon our ability to enter new markets by successfully developing new products for those markets on a timely and cost-effective basis. In order to develop new products, we often require proprietary customer data for decision model development and system installation. As a result, completion of new products (particularly new products for new markets we are entering) may be delayed until we can extract sufficient amounts of statistically relevant data to develop the models. During this development process, we rely on our potential customers in the new market to provide us with relevant data and to help train our personnel in the use and meaning of the data in the specific industry. These relationships also assist us in establishing a presence and credibility in the new market. These potential customers, most of which have significantly greater financial and marketing resources than we do, may compete with us in the future or otherwise discontinue their relationships with or support of us, either during development of our products or later on. If we fail to obtain adequate third-party support for new product development, our ability to enter new markets could be impaired, and consequently our business, financial condition and results of operations could be negatively impacted.

-   RESEARCH & DEVELOPMENT
    Our research and development expenses were $75.5 million in 2000, $50.2 million in 1999, and $32.7 million in 1998. We believe that our future success depends on our ability to continually maintain and improve our core technologies, enhance our existing products, and develop new products and technologies that meet an expanding range of markets and customer requirements. We intend to expand our existing product offerings and to introduce new predictive software solutions. In the development of new products and enhancements to existing products, we use our own development tools extensively. We have traditionally relied primarily on the internal development of our products. Based on timing and cost considerations, however, we have acquired, and in the future may consider acquiring, technology or products from third parties. For example, we acquired technology and products in connection with our acquisitions of PCS, FTI and ATACS in 1998, WebTrak in 1999, and CASA, AIM, Onyx Technologies, Celerity Technologies, HighTouch, CardAlert and Systems/Link in 2000. The expense associated with acquired technology and products is separately stated on our financial statements as acquired in-process research and development and is not included in our research and development expenses above. Visionary research has long been a key component of HNC's business plan. We continually monitor research developments internal and external to HNC. We sponsor research programs to develop the ideas that we believe have the most potential. In some cases, external funding (i.e., Government grants) is used to develop initial concepts. One example of this is our Cortronics program. Originally funded by the Defense Advanced Research Projects Agency, or DARPA, the program is now fully supported by HNC. The Cortronics project is a long-term research project focused on developing and applying computer models of regions of the cerebral cortex to recognize and associate patterns in text, speech and vision. The objective of this work is to develop intelligent computing systems that are much more capable of interacting with and reasoning about their environments than current systems.

- GOVERNMENT RESEARCH We strategically plan and execute our long-term research projects. In addition to funds allocated for research, we receive research contracts from a variety of sources, including the United States Government. Our Government and commercial contract customers have included DARPA, the United States Air Force, the Office of Naval Research, and several organizations within the U.S. Intelligence Community. We believe that these contracts augment our ability to maintain existing technologies and investigate new technologies that may or may not be used in our products. The United States Government typically retains intellectual property rights and licenses in the technologies we develop, directly or indirectly, under government sponsored research contracts and in some cases can terminate our rights to these technologies if we fail to commercialize them on a timely basis. Historically, these research contracts have not resulted in the development of products contributing to near-term revenue.

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

-   TECHNOLOGY RISKS
    The market for our predictive software solutions is characterized by rapidly changing technologies, including improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems and database technology. Our success will depend upon our ability to continue to develop and maintain competitive technologies, enhance our current products and develop, in a timely and cost-effective manner, new products that meet changing market conditions, including evolving customer needs, new competitive product offerings, emerging industry standards and changing technology, such as the growth of Internet-based applications. We may not be able to develop and market product enhancements or new products that respond to changing technologies on a timely basis, or at all. We have previously experienced significant delays in the development and introduction of new products and product enhancements, primarily due to difficulties with model development, which has in the past required multiple iterations, as well as difficulties with acquiring needed data and adapting to particular operating environments. The length of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered.

-   INTELLECTUAL PROPERTY & OTHER PROPRIETARY RIGHTS
    We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights. We currently own 15 issued United States patents and have 24 United States patent applications pending. We have applied for international patent protection utilizing the Patent Cooperation Treaty. We have pending and granted patents in the following countries: Australia, Canada, France, Germany, Italy, Japan, the Netherlands, and the United Kingdom.

    Our United States patents expire at dates that range from December 2008 to October 2017. Patents may never issue on our pending patent applications or on any future applications we submit. In addition, the patents we currently hold may not be upheld as valid and may not prevent the development of competitive products. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

    As part of our confidentiality procedures, we generally enter into invention assignment and proprietary information agreements with our employees and independent contractors and nondisclosure agreements with our distributors, corporate partners and licensees, and limit access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise to obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, to ensure that customers will not be negatively impacted by an interruption in our business, we often place the source code for our products into escrow, which may increase the likelihood of misappropriation or other misuse of our intellectual property. Moreover, effective protection of intellectual property rights may be unavailable or limited in foreign countries in which we have done and/or may do business.

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

    In the past, we have received communications from third parties asserting that our trademarks infringe upon other parties' trademarks, or that data we use is copyrighted by an independent third party, none of which resulted in litigation or material losses to us. In addition, we have been involved in patent litigation. As the number of software products increases and the functionality of these products further overlaps, we believe that software developers' risk of infringement claims will increase. Given our ongoing efforts to develop and market new technologies and products, we may receive claims from other third parties asserting that our products infringe upon their intellectual property rights. Licenses to disputed third-party technology or intellectual property rights might not be available on reasonable commercial terms, if at all. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation could result in significant expense to us, and divert the efforts of our technical and management personnel, whether or not it is resolved in our favor. As a result of an adverse ruling in any litigation, we might be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain and pay for licenses to infringing technology. In addition, a court might invalidate our patents, trademarks or other proprietary rights. In the event of a successful claim against us, and our failure to develop or license a substitute technology, our business, financial condition and results of operations would be harmed.

--------------------------------------------------------------------------------
EMPLOYEES
--------------------------------------------------------------------------------
As of December 31, 2000, we had 1,121 employees, including 438 in product development and support, 216 in customer service, 123 in sales and marketing, 162 in service bureau and 182 in finance, administration and management information systems. Most of our employees are located in the United States. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relationships are generally good.

Our success depends to a significant degree upon the continued service of our senior management and other key research, development, sales and marketing personnel. Only a small number of our employees have employment agreements, and these agreements may not result in the retention of these employees. In the past, we have experienced difficulty in recruiting a sufficient number of qualified technical and sales employees. In addition, competitors may attempt to recruit, and be successful in recruiting, our key employees. We may not be successful in attracting, assimilating, and retaining personnel.

--------------------------------------------------------------------------------
RISK FACTORS
--------------------------------------------------------------------------------
FLUCTUATIONS IN OUR REVENUES AND OPERATING RESULTS MIGHT LEAD TO REDUCED PRICES FOR OUR STOCK. Our revenues and operating results have varied significantly in the past and in some quarters we have experienced net losses. We expect fluctuations in our operating results to continue for the foreseeable future. As a result, we believe that you should not rely on period-to-period comparisons of our financial results as an indication of our future performance. It is possible that in some future periods our operating results may fall below the expectations of market analysts and investors. In this event the market price of our common stock would likely fall. Factors that are likely to cause our revenues and operating results to fluctuate include the following:

        -   changes in the volume of our sales;

        -   a decrease in recurring revenues or the loss of key customers;

        - the timing or deferral, or the reduction or cancellation, of customer orders or purchases;

        - the timing of our new product announcements and introductions in comparison to our competitors;

        -   delays in the release of final commercial versions of our products;

        -   changes in the mix of our distribution channels;

        -   the amount and timing of our operating expenses;

        - our ability to fulfill our obligations under percentage-of-completion contracts;

        - our success in completing pilot installations within contracted fee budgets;

        -   competitive conditions in the industries we serve;

        -   economic conditions in our targeted markets;

        -   domestic and international economic conditions;

        -   changes in prevailing technologies;

        -   expenses and charges related to our acquisition of other businesses;

        - increased operating expenses related to the development of new products, including products for the Internet;

        - our ability to recognize revenues in accordance with generally accepted accounting principles in the quarter in which we expect to recognize those revenues.

THE LENGTHY SALES CYCLE OF OUR PRODUCTS MAKES IT DIFFICULT FOR US TO DETERMINE WHEN SALES WILL OCCUR, AND WE MAY NOT BE ABLE TO COMPENSATE FOR UNANTICIPATED REVENUE SHORTFALLS. We cannot predict the timing of the recognition of our revenues accurately because of the length of our sales cycles. As a result, if sales forecasted from specific customers are not realized, we may be unable to compensate for the resulting revenue shortfall and our operating results would be harmed. The sales cycle to license our products can typically range from 60 days to 18 months. Customers are often cautious in making decisions to acquire our products, because purchasing our products typically involves a significant commitment of capital, and may involve shifts by the customer to a new software and/or hardware platform or changes in the customers operational procedures. Delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept our applications. We may incur substantial sales and marketing expenses and expend significant management effort while potential customers are evaluating our products and before they place an order with us. Consequently, if orders for our products are not received as anticipated, our operating results could be harmed.

THE CHALLENGES ASSOCIATED WITH EFFECTIVELY INTEGRATING ACQUIRED BUSINESSES COULD PREVENT US FROM REALIZING THE INTENDED BENEFITS OF THESE ACQUISITIONS. During 2000, we completed the acquisition of seven businesses (one of which was divested in connection with the spin-off of our former subsidiary Retek). Integrating and organizing the remaining six acquired businesses creates challenges for our operational, financial and management information systems and can pose difficulties in maintaining our corporate culture. If we do not adequately address issues presented by growth through acquisitions, we may not fully realize the intended benefits, including any financial benefits, of these acquisitions and may incur increased costs and expenses.

WE EXPECT TO CONTINUE TO MAKE STRATEGIC ACQUISITIONS, WHICH COULD PUT A STRAIN ON OUR RESOURCES, CAUSE DILUTION TO OUR STOCKHOLDERS AND ADVERSELY AFFECT OUR FINANCIAL RESULTS. We believe that our future growth may depend, in part, upon our ability to successfully complete future acquisitions of businesses and technologies. Integrating newly acquired organizations and technologies into our business could put a strain on our resources and be expensive and time consuming. In addition, we may not succeed in integrating acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. Further, our acquisition strategy and future acquisitions could result in any of the following risks:

        - increased competition for acquisition opportunities could inhibit our growth and our ability to complete suitable acquisitions, and could also increase the price we would have to pay to complete acquisitions, which might result in dilution to the equity interests of our stockholders;

        - if we are unable to complete acquisitions successfully, we might not be able to successfully develop and market products for new industries or for markets with which we may not be familiar;

        - we might not be able to coordinate the diverse operating structures, policies and practices of companies we acquire or to successfully integrate the employees of the acquired companies into our organization and culture, which could impair employee morale and productivity;

        - despite due diligence reviews, acquired businesses may bring with them unanticipated liabilities, risks or operating costs that could harm our results of operations or business or require unbudgeted expenses;

        - if we fail to retain the services of key employees of acquired companies for significant time periods after the acquisition of their companies, we may experience difficulty in managing the acquired company's business and not realize the anticipated benefits of the acquisition;

        - the accounting treatment of acquisitions can result in significant acquisition-related accounting charges and expenses that can reduce our reported results of operations both at the time of the acquisition and in future periods; and

        - additional acquisitions may require us to issue shares of our stock and stock options to owners of the acquired businesses, resulting in dilution to our stockholders.

IF WE FAIL TO EFFECTIVELY RESPOND TO CHANGES IN OUR BUSINESS THEN OUR CORPORATE ORGANIZATION WILL BE DISRUPTED AND WE WILL BE DIVERTED FROM OUR BUSINESS PLAN. In recent years, we have experienced changes in our operations that have placed significant demands on our administrative, operational and financial resources. These demands, which are expected to continue to challenge our management and operations, include the following:

        -   growth and diversification of our customer base;

        - expansion of our product functionality and the number of products we market and support;

        - expansion of our product lines into new markets, industries and technology mediums;

        -   increase in the number of our employees; and

        -   geographic dispersion of our operations and personnel.

These changes require us to manage an increasing number of relationships with customers and other third parties, as well as a larger workforce. In addition, we will need to adapt our operational and financial control systems, if necessary, to respond to changes in the size and diversification of our business. If we fail to manage changes effectively, our employee-related costs and employee turnover could increase and we could face disruptions that compromise our ability to execute on our business plan.

IF OUR SOFTWARE PRODUCTS DO NOT ACHIEVE WIDESPREAD MARKET ACCEPTANCE, OUR BUSINESS REPUTATION AND FINANCIAL PERFORMANCE WOULD SUFFER. The rate at which businesses have adopted our products has varied significantly by market and by product within each market, and we expect to continue to experience variations to the degree to which our products are accepted in our target markets in the future. In particular, the acceptance of our products may be limited by factors such as:

        - the failure of prospective customers to perceive value in predictive software solutions;

        - the reluctance of our prospective customers to replace their existing solutions with our products; and

        - the emergence of new technologies that could cause our products to be less competitive or obsolete.

In addition, because the market for customer insight solutions is still in a relatively early stage of development, we cannot accurately assess the size of the market, and we have limited insight into trends that may emerge and affect our business. For example, we may have difficulty in predicting customer needs and new technologies, developing products that could address those needs and technologies, and establishing a distribution strategy for these products. We may also have difficulties in predicting the competitive environment that will develop.

IF WE FAIL TO KEEP UP WITH RAPIDLY CHANGING TECHNOLOGIES, OUR PRODUCTS COULD BECOME LESS COMPETITIVE OR OBSOLETE. In our markets, technology changes rapidly, and there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, database technology and the use of the Internet. If we fail to enhance our current products and develop new products in response to changes in technology or industry standards, our products could rapidly become less competitive or obsolete. For example, the rapid growth of the Internet environment creates new opportunities, risks and uncertainties for businesses, such as ours, which develop software solutions that must also be designed to operate in Internet, intranet and other online environments. Our future success will depend, in part, upon our ability to:

        -   internally develop new and competitive technologies;

        -   use leading third-party technologies effectively;

        -   continue to develop our technical expertise;

        -   anticipate and effectively respond to changing customer needs;

        - time new product introductions in a way that minimizes the impact of customers delaying purchases of existing products in anticipation of new product releases; and

        - Influence and respond to emerging industry standards and other technological changes.

DELAYS IN THE DEVELOPMENT OF NEW PRODUCTS OR PRODUCT ENHANCEMENTS COULD HARM OUR OPERATING RESULTS AND OUR COMPETITIVE POSITION. The development of new, technologically advanced products is a complex and uncertain process that requires innovation, highly skilled personnel and accurate anticipation of technological and market trends. We have previously experienced significant delays in the development and introduction of new products and product enhancements, primarily due to difficulties with model development, which has in the past required multiple iterations, as well as difficulties with acquiring data and adapting to particular operating environments. The length of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. If we are unable to meet the introduction schedules for our new products or product enhancements, customers may switch their allegiance to competitive products or refuse to purchase our solutions, which would harm our competitive position and our operating results.

WE DERIVE A SUBSTANTIAL PORTION OF OUR REVENUES FROM OUR COMPADVISOR AND FALCON PRODUCTS, AND OUR REVENUE WILL DECLINE IF THE MARKET DOES NOT CONTINUE TO ACCEPT THESE PRODUCTS. Our CompAdvisor and Falcon products in the aggregate accounted for 40.3% of our total revenues in 2000. CompAdvisor accounted for 23.5% of total revenues in 2000 and Falcon accounted for 16.8% of total revenues in 2000. We expect these products will continue to account for a substantial portion of our total revenues for the foreseeable future. Our revenue will decline if the market does not continue to accept these products. Factors that might affect the market acceptance of CompAdvisor include the following:

        -   simplification of state workers' compensation fee schedules;

        - changes in the overall payment system or regulatory structure for workers' compensation claims;

        -   technological change;

        -   our inability to obtain or use state fee schedule or claims data;

        -   saturation of market demand;

        -   loss of key customers; and

        -   industry consolidation.

Demand for, or use of, Falcon, could decline as a result of factors that reduce the effectiveness of Falcon's fraud detection capabilities. For example, patterns of credit card fraud might change in a manner that the Falcon product line would not detect. In addition, other methods of credit card fraud prevention such as smart cards may reduce customers' need for the Falcon product line. Because many Falcon customers are banks and related financial institutions, sales of our Falcon products are subject to changes in the financial services industry such as fluctuations in interest rates and the general economic health of financial services companies, which affect their capital expenditure budgets. In addition, the financial services industry tends to be cyclical, which may result in variations in demand for our Falcon products. There is a continuing trend toward consolidation in the financial services industry, which has reduced our customer base and may lead to lost or delayed sales and reduced demand for our Falcon products. Industry consolidation also could affect our base of recurring revenues derived from contracts in which we are paid on a per-transaction basis, when consolidated customers combine their operations under one contract with us which, in some cases, could result in lower payments to us than those previously paid by our customers separately.

WE DEPEND ON DATA TO UPDATE OUR STATISTICAL MODELS, AND FAILURE TO TIMELY OBTAIN THIS DATA COULD HARM THE PERFORMANCE OF OUR PRODUCTS. The development, installation and support of our credit card fraud control and profitability management, loan underwriting and insurance products require periodic updates of our statistical models. To develop these updates, we must develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update our models. In most cases, these data must be periodically updated and refreshed to enable our predictive products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, most of which are collected privately and maintained in proprietary databases. Generally, our customers agree to provide us the data we require to analyze transactions, report results and build new predictive models. If we fail to maintain good relationships with these customers, we could lose access to required data and our products might become less effective. In addition, our CompAdvisor product uses data from state workers' compensation fee schedules adopted by state regulatory agencies. Third parties have previously asserted copyright interests in this data. These assertions, if successful, could prevent us from using the data. We may not be able to continue to obtain adequate amounts of statistically relevant data on time, in the required formats or on reasonable terms and conditions, whether from customers or commercial suppliers.

IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH EXISTING OR NEW COMPETITORS, OUR RESULTING LOSS OF COMPETITIVE POSITION COULD RESULT IN PRICE REDUCTIONS FOR OUR PRODUCTS, FEWER CUSTOMER ORDERS AND LOSS OF MARKET SHARE. The market for predictive software solutions is intensely competitive and is constantly changing. Some of our competitors or potential competitors have substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do. In addition, they may have the ability to sell products competitive to ours at lower prices as part of integrated suites of several related products that are vital to the customer's computing infrastructure. This may cause customers to purchase products of our competitors that directly compete with our products in order to acquire other products of the competitor.

Our competitors vary in size and in the scope of the products and services they offer. We encounter competition from a number of sources, including:


        - other application software companies, including enterprise software vendors;

        - management information systems departments of customers and potential customers, including financial institutions, insurance companies, telecommunications carriers and retailers;

        - third-party professional services organizations, including consulting divisions of public accounting firms;

        -   Internet companies;

        -   hardware suppliers that bundle or develop complementary software;

        - network and telecommunications switch manufacturers, and service providers that seek to enhance their value-added services;

        -   neural-network tool suppliers; and

        -   managed care organizations.

We expect to experience additional competition from other established and emerging companies, as well as from other technologies. For example, our Falcon and eFalcon products compete against other methods of preventing credit card fraud, such as credit card activation programs, credit cards that contain the cardholder's photograph, smart cards and other card authorization techniques.

Increased competition, whether from other products or new technologies, could result in price reductions, fewer customer orders, loss of customers, reduced gross margins and loss of market share, any of which could negatively impact our business. We expect to face increasing pricing pressures from our current competitors and new market entrants. Price reductions could negatively impact our margins and results of operations. Price competition could also harm our ability to obtain new long-term contracts and renewals of existing long-term contracts on favorable terms.

Furthermore, a number of our current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our prospective customers. As a result, new competitors or alliances among competitors may emerge and rapidly gain significant market share. We may not be able to compete effectively against current and potential competitors, especially those with significantly greater resources and market leverage.

IF WE LOSE KEY PERSONNEL, WE MIGHT NOT BE ABLE TO MANAGE OUR BUSINESS SUCCESSFULLY. Our future success depends to a significant degree upon the continued service of members of our senior management and other key research, development, sales and marketing personnel. We generally do not have employment agreements with our employees, and the few employment agreements we do have with a small number of our employees may not result in the retention of these employees. As a result, we could experience the untimely loss of a member of the management team on little or no advance notice. We could also lose the services of a key employee of a business we acquire before we have had adequate time to familiarize ourselves with the operating details of that business and obtain a suitably experienced replacement. Our future performance will also depend, in part, upon the ability of our officers to work together effectively. Our management personnel may not be successful in carrying out their duties or running our company. Any dissent among members of management could impair our ability to make strategic decisions quickly in a rapidly changing market.

IF WE DO NOT RECRUIT AND RETAIN QUALIFIED PERSONNEL, OUR ABILITY TO EXECUTE OUR BUSINESS PLAN WOULD BE COMPROMISED. Our future success depends upon our ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We have historically experienced difficulty in recruiting a sufficient number of qualified sales and technical employees. In addition, competitors and other businesses may be successful in attempts to recruit our key employees, particularly if they can offer more attractive stock options or other equity compensation packages. Many of our technical employees possess unique skills and are not easily replaceable, and loss of technical personnel could harm our product development efforts. We expect to continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

OUR FUTURE RESULTS COULD BE HARMED BY ECONOMIC, POLITICAL, REGULATORY AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES. International operations and export sales represented 19.3% of our total revenues in 2000. We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources. For more mature products, like Falcon, we may need to increase our international sales in order to continue to expand our customer base. We have committed and continue to commit significant time and development resources to customizing and adapting our products for selected international markets, and to developing international sales and support channels. These international marketing efforts require us to incur increased sales, marketing, development and support expenses. If our efforts do not generate additional international sales on a timely basis, our margins and earnings would be harmed.

To the extent that our revenues from international operations represent an increasing portion of our total revenues, we will be subject to increased exposure to international risks. As a result, our future results could be affected by a variety of factors, including:

        -   changes in foreign currency exchange rates;

        - changes in the political or economic conditions of a country or region, particularly in emerging markets;

        - trade protection measures, such as tariffs, EEU software directives and import or export licensing requirements;

        -   potentially negative consequences from changes in tax laws;

        -   potentially reduced protection for intellectual property rights;

        -   difficulty in managing widespread sales operations; and

        -   slower payment cycles from international customers.

IF OUR PRODUCTS DO NOT COMPLY WITH GOVERNMENT REGULATIONS THAT APPLY TO US OR TO OUR CUSTOMERS, WE COULD BE EXPOSED TO LIABILITY OR OUR PRODUCTS COULD BECOME OBSOLETE. Many of our customers must comply with a number of government regulations and other industry standards, and as a result, many of our key products must also be compliant. For example, our financial services products are affected by the Fair Credit Reporting Act, by Regulation B under the Equal Credit Opportunity Act, by regulations governing the extension of credit to consumers and by Regulation E under the Electronic Fund Transfers Act, as well as non-governmental VISA and MasterCard electronic payment standards. Fannie Mae and Freddie Mac regulations, among others, for conforming loans, affect our mortgage services products. Insurance-related regulations may in the future apply to our insurance products. If our products fail to comply with existing or future regulations and standards, our customers or we could be subject to legal action by regulatory authorities or by third parties, including actions seeking civil or criminal penalties, injunctions against our use of data or preventing use of our products or civil damages. In addition, we may also be liable to our customers for failure of our products to comply with regulatory requirements. If state-mandated workers' compensation laws or regulations or state workers' compensation fee schedules are simplified, these changes would diminish the need for, and the benefit provided by, CompAdvisor. In many states, including California, there have been periodic legislative efforts to reform workers' compensation laws in order to reduce the cost of workers' compensation insurance and to curb abuses of the workers' compensation system. Changes in workers compensation laws or regulations could adversely affect our insurance products by making them obsolete, or by requiring extensive changes in these products to reflect new workers' compensation rules. To the extent that we sell new products targeted to markets that include regulated industries and businesses, our products will need to comply with these additional regulations.

IF WE FAIL TO PROTECT AND PRESERVE OUR INTELLECTUAL PROPERTY WE COULD LOSE AN IMPORTANT COMPETITIVE ADVANTAGE. Our success and ability to compete substantially depend upon our internally developed proprietary technologies, which we protect through a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures. We also seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite the measures we take to protect our intellectual property, it may be possible for a third party to copy or otherwise to obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, patents may not be issued with respect to our pending or future patent applications, and our patents may not be upheld as valid or may not prevent the development of competitive products. To ensure that customers will not be harmed by an interruption in our business, we often place software source code for our products into escrow, which may increase the likelihood of misappropriation or other misuse of our intellectual property. Any disclosure, loss, invalidity of, or failure to protect, our intellectual property could negatively impact our competitive position, and ultimately, our business. We have developed technologies under research projects conducted under agreements with various United States Government agencies or subcontractors. Although we have acquired commercial rights to these technologies, the United States Government typically retains ownership of intellectual property rights and licenses in the technologies developed by us under these contracts, and in some cases can terminate our rights in these technologies if we fail to commercialize them on a timely basis. Under our contracts with the United States Government, the results of our research may be made public by the government, which could limit our competitive advantage with respect to future products based on our research.

WE COULD BE SUBJECT TO CLAIMS OF INFRINGEMENT OF THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS, WHICH COULD RESULT IN SIGNIFICANT EXPENSE AND LOSS OF INTELLECTUAL PROPERTY RIGHTS. In the past, we have received communications from third parties asserting that our trademarks infringe upon their trademarks, or that data we use is copyrighted by them, none of which has resulted in litigation or material losses. We have also been involved in patent litigation. Given our ongoing efforts to develop and market new technologies and products, we may from time to time be served with other claims from third parties asserting that our products or technologies infringe their intellectual property rights. Any litigation to determine the validity of these claims, including claims arising through our contractual indemnification of our customers and other business partners against infringement, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. We cannot be certain we would prevail in this litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If this litigation resulted in an adverse ruling, we could be required to:

        -   pay substantial damages;

        -   cease the use or sale of infringing products;

        -   expend significant resources to develop non-infringing technology;

        -   discontinue the use of certain technology; or

        - obtain a license under the intellectual property rights of the third party claiming infringement, which license may not be available on reasonable terms, or at all. A license, if obtained, might require that we pay substantial royalties or license fees that would reduce our margins.

OUR PRODUCTS MAY HAVE DEFECTS, WHICH COULD DAMAGE OUR REPUTATION, DECREASE MARKET ACCEPTANCE OF OUR PRODUCTS, CAUSE US TO LOSE CUSTOMERS AND REVENUE AND RESULT IN LIABILITY TO US. Products as sophisticated as ours are likely to contain errors or failures when first introduced or as new versions are released. To the extent that we develop new products that operate in new environments, such as the Internet, the possibility for program errors and failures may increase due to factors including the use of new technologies or the need for more rapid product development that is characteristic of the Internet market. In the future, we may experience delays in releasing new products or product enhancements as problems are corrected. Errors or defects in our products that are significant, or are perceived to be significant, could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased service and support costs and warranty claims. In addition, because our products are used in business-critical applications, any product errors or failures may give rise to substantial product liability claims.

OUR COMMON STOCK PRICE FLUCTUATES AND HAS BEEN VOLATILE. The market price of our common stock has been, and will likely continue to be, subject to wide fluctuations. Many factors could cause the price of our common stock to rise and fall, including:

        -   variations in our quarterly results;

        -   announcements of new products by us or our competitors

        -   acquisitions of businesses or products by us or our competitors;

        -   recruitment or departure of key personnel;

        -   the gain or loss of significant orders;

        -   the gain or loss of significant customers;

        - changes in the estimates of our operating performance or changes in recommendations by any securities analysts that follow our stock; and

        - market conditions in our industry, the industries of our customers and the economy as a whole.

In addition, stocks of technology companies have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. Public announcements by companies in our industry about, among other things, their performance, accounting practices or legal problems could cause the market price of our common stock to decline regardless of our actual operating performance.

In the past, securities class action litigation has often been brought against a company following a period of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

OUR CERTIFICATE OF INCORPORATION AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE OR PREVENT A TAKEOVER, EVEN IF AN ACQUISITION WOULD BENEFIT OUR STOCKHOLDERS. Under our certificate of incorporation, our board of directors is authorized to issue up to 4,000,000 shares of preferred stock without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no current plans to issue shares of preferred stock. In addition, Section

203 of the Delaware General Corporation Law restricts business combinations with any "interested stockholder" as defined by the statute. The statute could make it more difficult for a third party to acquire us, even if an acquisition would benefit our stockholders.

ITEM 2. PROPERTIES

Our principal administrative, sales, marketing, support, and research and development facilities are located in approximately 171,000 square feet of office space in San Diego, California. We also lease an aggregate of approximately 274,000 square feet of additional office space in the following locations:

        -   Costa Mesa, California;        -   Irvine, California;              -   Los Gatos, California;
        -   San Mateo, California;         -   Denver, Colorado;                -   Monroe, Connecticut;
        -   Miami, Florida;                -   Atlanta, Georgia;                -   Chicago, Illinois;
        -   Rockville, Maryland;           -   Plymouth, Massachusetts;         -   St. Louis, Missouri;
        -   Charlotte, North Carolina;     -   Cranbury, New Jersey;            -   Morristown, New Jersey;
        -   Ramsey, New Jersey;            -   Los Alamos, New Mexico;          -   Melville, New York;
        -   Cincinnati, Ohio;              -   King of Prussia, Pennsylvania;   -   Dallas, Texas;
        -   Plano, Texas; and              -   Arlington, Virginia.

In addition, we maintain several field offices in foreign countries. We believe that our current and anticipated facilities are adequate to meet our needs for the foreseeable future. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.


ITEM 3. LEGAL PROCEEDINGS

In November 1998, Nestor filed a complaint against us in the United States District Court for the District of Rhode Island (C.A. No. 98 569). In the complaint, Nestor alleged antitrust violations and unfair competition in connection with our marketing of our Falcon credit card fraud detection product. The complaint also alleged that we infringed United States patents held by Nestor. Nestor sought to recover unspecified compensatory damages, treble damages and punitive damages and to obtain injunctive relief arising from these claims. The complaint also sought a declaratory judgment that a United States patent we hold relating to technology used in our Falcon products is invalid and unenforceable. We counterclaimed for patent infringement. In January 2000, Nestor dropped its claim of patent infringement against us. In January 2001, the Court granted our motion to dismiss our counterclaim that Nestor infringes our patent, and Nestor's claims that our patent is invalid or unenforceable. After that motion was granted, the case settled and Nestor 's remaining claims for antitrust and unfair competition were dismissed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                               EXECUTIVE OFFICERS


Pursuant to General Instruction G (3), the information regarding our executive officers required by Item 401(b) of Regulation S-K, is listed below in Part I of this filing.

The following table sets forth the names, offices, and ages of each of our executive officers, as of March 9, 2001:


NAME                         AGE                                POSITION
----                         ---                                --------
John Mutch...............    44    President and Chief Executive Officer (Principal Executive Officer)
Kenneth J. Saunders......    39    Chief Financial Officer and Secretary  (Principal Financial Officer)
Russell C. Clark.........    32    Vice President, Corporate Finance and Assistant Secretary (Principal Accounting Officer)
Bruce E. Hansen..........    41    President, HNC Financial Solutions
Sean Downs...............    40    President, HNC Insurance Solutions
J. Anthony Patterson.....    44    President, HNC Telecommunications Solutions

Set forth below are the principal positions held by each of the executive officers named above as of March 9, 2001:

John Mutch was appointed president and chief executive officer during December 1999. Mutch joined us in July 1997, where he served initially as vice president, Marketing, until September 1998, and later as president of HNC Insurance Solutions from September 1998 to December 1999 and as our president and chief operating officer from October 1999 to December 1999. He was a founder of MVenture Holdings, Inc., a private equity fund that invests in start-up technology companies, and served as a general partner from June 1994 to July 1997. From December 1986 to June 1997, Mutch held a variety of executive marketing positions with Microsoft Corporation, including Director of Organization Marketing. He holds a bachelor's of science degree in applied economics from Cornell University and a master's degree in business administration from the University of Chicago.

Kenneth J. Saunders was appointed chief financial officer during December 1999, and secretary in January 2000. Saunders joined us in January 1997, where he initially served as treasurer until June 1998, as corporate controller from June 1998 to January 1999, and then as vice president, corporate finance and corporate controller from January 1999 to December 1999. From January 1992 to December 1996, Saunders was employed with Risk Data Corporation, where he served most recently as chief financial officer. In August 1996, we acquired Risk Data Corporation. From January 1991 to January 1992, he was vice president of finance and administration for A-Mark Financial Corporation. Saunders was with Arthur Andersen from 1984 to 1987. He holds a bachelor's of accountancy from Widener University and is a Certified Public Accountant.

Russell C. Clark joined us as vice president, corporate finance during January 2000. From August 1990 to January 2000, Clark held various positions with PricewaterhouseCoopers LLP's Technology Industry Group, most recently as senior manager in the audit and business advisory services group. He holds a bachelor's degree in business administration with an emphasis in accounting from the University of Iowa, and is a Certified Public Accountant.

Bruce E. Hansen joined us as president, HNC Financial Solutions during the first quarter of 2000. He served as president and chief executive officer of CASA, a privately held advanced analytical solutions company that specializes in one-to-one marketing and strategic risk management solutions, until we completed our acquisition of CASA during March 2000. He served as vice president, marketing and business development at Summit Medical Systems from June 1997 to April 1998, as senior vice president and general manager, medical division at MEDE America Corporation from March 1996 to June 1997 and as vice president, marketing at National Electronics Corporation from April 1995 to March 1996. Hansen also served as vice president, corporate development at The Chase Manhattan Bank from April 1994 to April 1995. He received a bachelor's of science degree in economics from Harvard University, and a master's degree in business administration, finance from the University of Chicago.

Sean Downs was appointed president, HNC Insurance Solutions during June 2000. Downs joined us in April 1998, where he initially served within our HNC Insurance Solutions segment as president, Workers Compensation until September 1998, as senior vice president, Predictive Software Solutions from September 1998 until August 1999, and then as senior vice president, Strategic Development from September 1999 until May 2000. From February 1990 to March 1998, Downs was employed with Risk Data Corporation, where he served most recently as senior vice president, Sales and Marketing. In August 1996, HNC Software Inc. acquired Risk Data Corporation. From July 1984 to February 1990, Downs held various senior management positions with Republic Health Corporation and Assured Health Care Inc. He holds a bachelor's of science degree in business administration, finance from San Diego State University.

J. Anthony Patterson became president, HNC Telecommunications Solutions in August 1999. Patterson was chief executive officer of Muze Inc., a business-to-business Internet content affiliate of the privately held Metromedia Company, from September 1996 to March 1998. He served as vice president and general manager of the Entertainment Group of Trade Service Corporation, an international company that provided services in data and information acquisition, management, publishing, and distribution, from March 1995 to September 1996. Patterson co-founded Summit Associates, Inc., a bank consulting and software development firm, where he also served as chief operating officer and executive vice president from January 1992 to March 1995. He also held senior management and marketing positions with the Bank of America Corporation from May 1988 to January 1992. Patterson received a bachelor's of science degree and a master's degree in business administration, management from Pepperdine University.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The principal market for our Common Stock is the Nasdaq National Stock Market, where it is traded under the symbol "HNCS." The following table sets forth for the periods indicated the high and low sales prices of our Common Stock, presenting both the historical and adjusted prices for our Common Stock. The adjusted prices shown below of our Common Stock (as reported by Nasdaq) give retroactive effect to the spin-off of our former subsidiary, Retek Inc., as if it had occurred on January 1, 1999.


                                     HISTORICAL            ADJUSTED
                                -------------------   ------------------
                                   HIGH       LOW       HIGH*      LOW*
                                --------    -------   -------    --------
2000:
  First Quarter............     $122.500    $72.063   $24.893    $14.644
  Second Quarter...........       77.125     38.000    15.672      7.722
  Third Quarter............       81.813     42.000    16.625      8.535
  Fourth Quarter...........       29.688     12.375    29.688     12.375

1999:
  First Quarter............      $37.500    $23.000    $7.620     $4.674
  Second Quarter...........       35.875     15.500     6.909      3.150
  Third Quarter............       41.125     30.125     8.433      6.122
  Fourth Quarter...........      106.875     35.000    21.489      7.315

------------------
* These prices are reported by Nasdaq and give retroactive effect to the spin-off of our former Retek subsidiary, by adjusting the historical prices of our common stock by the Retek distribution ratio (See Note 2 of the Notes to Consolidated Financial Statements included in this Report on page F-28 for further discussion of the Retek spin-off).

As of March 9, 2000, there were approximately 259 holders of record of the Common Stock.

We have never declared or paid any cash dividends on our capital stock. However, On September 29, 2000, HNC distributed 40,000,000 shares of the common stock of Retek, Inc., a publicly held company, as a dividend to HNC's stockholders of record as of September 15, 2000. The dividend distribution ratio would in some cases have resulted in the distribution of a fractional Retek share to certain HNC stockholders. To eliminate fractional Retek shares, as an incidental part of the Retek dividend, HNC paid stockholders cash in lieu of fractional Retek shares they would otherwise have received, in an amount representing the fair value of the eliminated fractional share. We currently anticipate that we will retain all future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Our bank credit agreement prohibits us from declaring or paying any cash dividends without the bank's consent.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Our selected consolidated financial data for the five years ended December 31, 2000, is included in this Report on page F-2.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Our information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is included in this Report on pages F-3 through F-17.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices.

INTEREST RATE RISK

   The fair value of our investments available for sale at December 31, 2000 was $93.5 million. The objectives of our investment policy are the safety and preservation of invested funds, and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents, and investments available for sale with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure. Except for certain strategic equity investments, it is also our policy to maintain concentration limits and to invest only in allowable securities as determined by our management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year and that we must maintain liquidity positions. Investments are prohibited in industries and speculative activities. Investments must be denominated in U.S. dollars.

FOREIGN CURRENCY EXCHANGE RATE RISK

We mitigate our foreign currency risks principally by contracting primarily in U.S. dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short term operations of our subsidiaries are kept in the local currencies in which they do business, with excess funds transferred to our offices in the United States for investment. For the year ended December 31, 2000, approximately 4.8% of our sales were denominated in currencies other than our functional currency, which is the U.S. dollar. These foreign currencies are primarily those of Western Europe and Canada.

EQUITY PRICE RISK

We have several equity investments we entered into for strategic business purposes, and therefore are exposed to direct equity price risk. We mitigate this risk by monitoring the financial performance of our investments. However, many of our equity investments are in the common stock of privately held, non-public companies and thus we may be unable to sell or achieve liquidity in those investments prior to an adverse change in their values. In addition, the current funding environment for high technology companies may expose our investments in such companies to increased risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and footnotes and the report of independent auditors thereon are included in this report on pages F-18 through F-42. Supplementary Financial Data are presented in Note 16 of the Notes to Consolidated Financial Statements included in this report on page F-42.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under Item 10 is incorporated by reference to the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Compliance" in our Proxy Statement for our May 2001 annual meeting. Information about our executive officers is included under the caption "Executive Officers" after Item 4 included in this Report on page 24.

ITEM 11. EXECUTIVE COMPENSATION

The information required under Item 11 is incorporated by reference to the information under the captions "Director Compensation", "Executive Compensation", and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement for our May 2001 annual meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under Item 12 is incorporated by reference to the information under the caption "Principal Stockholders" in our Proxy Statement for our May 2001 annual meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under Item 13 is incorporated by reference to the information under the caption "Related Party Transactions" in our Proxy Statement for our May 2001 annual meeting.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)-(2) Financial Statements and Schedules:

    The list of consolidated financial statements and schedules, are presented in the accompanying Index to Selected Consolidated Financial Data, the Consolidated Financial Statements and Supplementary Data included in this Report on page F-1. These consolidated financial statements and schedules are filed as part of this Report.

    All financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and the related notes.

    (3) Exhibits:

    The exhibits listed on the accompanying Exhibit Index included in this Report on page F-43 are filed or incorporated by reference as part of this Report and the Exhibit Index is incorporated by reference.

(b) During the quarter ended December 31, 2000, the Registrant filed Reports on Form 8-K as follows:

    Report on Form 8-K filed October 6, 2000, dated September 29, 2000, reporting under Item 5 the completion of the separation of Retek, Inc.

    Report on Form 8-K filed October 13, 2000, dated September 29, 2000, reporting under Items 2 and 7 the completion of the separation of Retek, Inc.

    Amendment filed November 21, 2000 to Report on Form 8-K filed September 22, 2000, reporting financial statements under Item 7.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2001           HNC SOFTWARE INC.

                               By:       /s/   KENNETH J. SAUNDERS
                                   ---------------------------------------------
                                               Kenneth J. Saunders
                                       Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                                  TITLE                            DATE
               ---------                                  -----                            ----
          /s/   JOHN MUTCH             President and Chief Executive Officer,         March 29, 2001
------------------------------------   Director and Chairman of the Board
               John Mutch              (Principal Executive Officer)


      /s/   KENNETH J. SAUNDERS        Chief Financial Officer and Secretary          March 29, 2001
------------------------------------   (Principal Financial Officer)
          Kenneth J. Saunders


       /s/   RUSSELL C. CLARK          Vice President, Corporate Finance and          March 29, 2001
------------------------------------   Assistant Secretary
            Russell C. Clark           (Principal Accounting Officer)


      /s/   EDWARD K. CHANDLER         Director                                       March 29, 2001
------------------------------------
           Edward K. Chandler


        /s/   THOMAS F. FARB           Director                                       March 29, 2001
------------------------------------
             Thomas F. Farb


    /s/   CHARLES H. GAYLORD, JR.      Director                                       March 29, 2001
------------------------------------
        Charles H. Gaylord, Jr.


         /s/   ALEX W. HART            Director                                       March 29, 2001
------------------------------------
              Alex W. Hart


         /s/   DAVID Y. CHEN           Director                                       March 29, 2001
------------------------------------
             David Y. Chen

                               HNC SOFTWARE INC.
                 INDEX TO SELECTED CONSOLIDATED FINANCIAL DATA,
                     THE CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA


DESCRIPTION                                                                                               PAGE
--------------------------------------------------------------------------------------------------      --------
Selected Consolidated Financial Data..............................................................         F-2
Management's Discussion and Analysis of Results of Operations and Financial Condition.............         F-3
Report of Independent Accountants.................................................................        F-18
Consolidated Financial Statements:
     Consolidated Balance Sheet as of December 31, 2000 and 1999..................................        F-19
     Consolidated Statement of Operations for the years ended December 31, 2000, 1999 and 1998....        F-20
     Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998....        F-21
     Consolidated Statement of Changes in Stockholders' Equity and Comprehensive
       Income (Loss) for the years ended December 31, 2000, 1999 and 1998.........................        F-22
     Notes to Consolidated Financial Statements...................................................        F-23

                                HNC SOFTWARE INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000, come from our audited Consolidated Financial Statements included later in this Report. The selected consolidated financial data as of December 31, 1998, 1997 and 1996, and for the years ended December 31, 1997 and 1996, are derived from our audited financial statements that are not included in this Report. During September 2000, we completed the spin-off of our former Retek subsidiary. Subsequent to the spin-off, Retek's results of operations and financial condition were not included in our results of operations and financial condition, and consequently the comparability of the data presented below is impacted. The selected consolidated financial data gives retroactive effect to the acquisitions of Risk Data, Retek and CompReview for all periods presented, as we accounted for these acquisitions as poolings of interests. For a complete understanding of the following you should read this selected consolidated financial data in conjunction with "Management's Discussion and Analysis Results of Operations and Financial Condition" and the Consolidated Financial Statements and related notes included in this Report on pages F-3 through F-17.

                                                                                      YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------------------------------
                                                                 2000           1999           1998          1997          1996
                                                               --------       --------       --------      --------      --------
                                                                              (in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
    Total revenues .........................................   $254,884       $216,889       $178,608      $113,735      $ 71,439
    Operating income (loss) ................................   (149,741)        (6,784)        21,026        23,040         9,659
    Net income (loss) ......................................   (116,418)        (6,272)        10,452        17,565        11,893
    Basic net income (loss) per share ......................      (4.08)         (0.25)          0.41          0.72          0.50
    Diluted net income (loss) per share ....................      (4.08)         (0.25)          0.39          0.68          0.47
    Pro forma net income(1) ................................                                                 15,417         9,731
    Pro forma basic net income per share(1) ................                                                   0.64          0.41
    Pro forma diluted net income per share(1) ..............                                                   0.60          0.38
    Shares used in computing basic net income (loss)
      per share and basic pro forma net income
      per share ............................................     28,529         24,969         25,362        24,275        23,552
    Shares used in computing diluted net income (loss)
      per share and diluted pro forma net income
      per share ............................................     28,529         24,969         26,650        25,681        25,363


                                                                                           DECEMBER 31,
                                                              ---------------------------------------------------------------------
                                                                 2000           1999           1998           1997           1996
                                                              ---------      ---------      ---------      ---------      ---------
                                                                                          (in thousands)
 CONSOLIDATED BALANCE SHEET DATA:
     Cash, cash equivalents and marketable securities
        available for sale .............................      $ 162,753      $ 234,081      $ 153,340      $  42,946      $  34,849
     Total assets ......................................        447,741        416,421        283,914        119,877         98,293
     Long-term obligations, less current portion .......         16,616        104,111        101,039            239            683
     Total stockholders' equity ........................        382,574        249,573        153,021        103,860         84,970

----------

(1) Pro forma net income and net income per share reflect a provision for taxes on the income of CompReview, which prior to our acquisition was a subchapter S corporation, as if CompReview had been liable for corporate income taxes as a C corporation for all periods presented.

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Statements in the following section contain forward-looking information about our anticipated future operating expenses, our expectations for our international operations, our future capital needs and about the assumptions and projections underlying our in-process research and development expense. Forward-looking statements are subject to risks and uncertainties. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risk Factors" in Item 1, "Business" discusses some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks. Investors are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

                                    OVERVIEW

In November 1999, our former subsidiary Retek, Inc. ("Retek") completed the initial public offering of approximately 6.3 million shares of its common stock. Prior to the offering, we transferred to Retek all of the shares of our wholly owned subsidiary, Retek Information Systems, Inc. On August 7, 2000, HNC's board of directors declared a dividend of all of the shares of Retek common stock held by HNC, or approximately 40.0 million shares, to complete the spin-off of our Retek subsidiary. We received a private letter ruling from the Internal Revenue Service that HNC's dividend of its shares of Retek common stock would be tax-free to HNC and our stockholders for U.S. federal income tax purposes. This dividend was paid on September 29, 2000 to all HNC stockholders of record as of September 15, 2000 using a distribution ratio of approximately 1.243 shares of Retek common stock for each share of HNC common stock held. Cash was paid in lieu of fractional shares. The shares of Retek common stock that were distributed by HNC in the Retek spin-off constituted all the Retek shares owned by HNC and represented approximately 83.9% of Retek's outstanding shares as of the September 29, 2000 distribution date. As a result of our distribution of our Retek common shares, Retek is no longer affiliated with HNC. In this section, we refer to HNC Software, Inc., excluding Retek, as "Core HNC."

Excluding Retek, our primary business segments during 2000 were HNC Financial Solutions ("FS"), HNC Insurance Solutions ("IS") and HNC Telecommunications Solutions ("TS"). Each of our segments sells products incorporating our Intelligent Response, Decision Management, Risk Analytics and Opportunity Analytics software solutions.

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

Telecommunications Solutions
TS provides solutions designed to help telecommunications carriers acquire more customers, enhance relationships with existing customers and retain customers for longer periods. Our current products include solutions to reduce fraud losses and determine customer profitability.


Our revenues and operating results have varied significantly in the past and in some quarters we have experienced net losses. We expect fluctuations in our operating results to continue for the foreseeable future. As a result, we believe that investors should not rely on period-to-period comparisons of our financial results as an indication of our future performance. Because our expense levels are based in part on our expectations regarding future revenues and in the short term are fixed to a large extent, we may be unable to adjust our spending in time to compensate for any unexpected revenue shortfall. We may not be able to maintain profitability on a quarterly or annual basis in the future. In addition, in the past we have acquired several companies and may continue to do so in the future. During 2000, we completed the

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

spin-off of our former Retek subsidiary. Such transactions typically affect the comparability of our historical financial results. Acquisitions also typically generate significant continuing charges that decrease our net income, often for many fiscal periods. It is possible that in some future quarter our operating results will be below the expectations of public market analysts and investors. In that event, the price of our common stock would likely be harmed.


                              RESULTS OF OPERATIONS


REVENUES
--------------------------------------------------------------------------------
Our revenues are comprised of license and maintenance revenues and services and other revenues. Total revenues for 2000 increased by $38.0 million, or 17.5%, over 1999. Total revenues for 1999 increased by $38.3 million, or 21.4%, over 1998. Our revenues during 2000, 1999 and 1998 are summarized as follows, and include Retek's revenues through the September 29, 2000 spin-off date:



                                                            YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------
                                                      2000            1999            1998
                                                   ----------      ----------      ----------
                                                                 (in thousands)
CORE HNC:
    License and maintenance revenues ........      $  130,834      $  109,983      $   94,905
    Services and other revenues .............          64,135          37,747          27,034
                                                   ----------      ----------      ----------
                                                      194,969         147,730         121,939
                                                   ----------      ----------      ----------

RETEK:
    License and maintenance revenues ........          35,229          45,965          44,389
    Services and other revenues .............          24,686          23,194          12,280
                                                   ----------      ----------      ----------
                                                       59,915          69,159          56,669
                                                   ----------      ----------      ----------
TOTAL CONSOLIDATED REVENUES .................      $  254,884      $  216,889      $  178,608
                                                   ==========      ==========      ==========

LICENSE AND MAINTENANCE REVENUES
We recognize license and maintenance revenues in several different ways, depending on the terms on which the software and maintenance are provided. Revenue from perpetual and short-term periodic licenses of our software is generally recognized upon delivery. Transactional-based fees under software license arrangements are recognized as revenue based on system usage or when fees based on system usage exceed monthly minimum license fees. Software maintenance fees are recognized as revenue ratably over the maintenance periods. Transactional-based fees under network service or internal hosted software arrangements are recognized as revenue based on system usage or when fees based on system usage exceed monthly minimum license fees. Amounts received under contracts in advance of delivery or performance are recorded as deferred revenue and are generally recognized within one year from receipt.

The following table presents our license and maintenance revenues by segment for 2000, 1999 and 1998:


                                                        YEAR ENDED DECEMBER 31,
                                              ------------------------------------------
                                                 2000            1999            1998
                                              ----------      ----------      ----------
                                                            (in thousands)
LICENSE AND MAINTENANCE REVENUES:
    FS .................................      $   66,207      $   52,489      $   48,144
    IS .................................          49,804          52,418          43,765
    TS and other .......................          14,822           5,076           2,996
                                              ----------      ----------      ----------
          Core HNC .....................         130,834         109,983          94,905
    Retek ..............................          35,229          45,965          44,389
                                              ----------      ----------      ----------
                                              $  166,063      $  155,948      $  139,294
                                              ==========      ==========      ==========


License and maintenance revenues in 2000 increased by $10.1 million, or 6.5%, compared with 1999. This increase consisted of a $20.9 million, or 19.0% increase within Core HNC, offset by a $10.7 million, or 23.4% decline at Retek. The increase at Core HNC was primarily attributable to a $13.7 million, or 26.1% increase at our FS segment and a $9.7

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


million, or 192.0% increase at our combined TS and other segments, offset by a $2.6 million, or 5.0% decline at our IS segment. The increase at our FS segment was attributable primarily to increases in sales of our Falcon and ProfitMax products, along with increased revenues resulting from acquisitions. The increase at our combined TS and other segments is attributable primarily to growth in the TS license and maintenance business through acquisitions, resulting in increased revenues derived primarily through the sale of our 4SCORE and RoamEX products. The decrease at our IS segment resulted primarily from the sale of fewer risk analytic product perpetual licenses as compared to 1999.

License and maintenance revenues in 1999 increased by $16.7 million, or 12.0%, compared to 1998. This increase consisted of a $15.1 million, or 15.9% increase within Core HNC and a $1.6 million, or 3.6% increase at Retek. The increase at Core HNC was attributable primarily to a $4.3 million, or 9.0% increase at our FS segment and a $8.7 million, or 19.8% increase at our IS segment and a $2.1 million, or 69.4% increase at our combined TS and other segments. The increase at our FS segment was attributable primarily to increases in sales of our Falcon and ProfitMax products as a result of an increase in the customer base. The increase at our IS segment was primarily the result of increased license and maintenance revenues associated with our CompAdvisor product, resulting from an increase in the customer base coupled with growth from existing customers, and an increase in the number of MIRA licenses sold. The increase at our combined TS and other segments is attributable primarily to growth in the TS license and maintenance business through increased sales of our ATACS product line, which we acquired in June 1998.


SERVICES AND OTHER REVENUES
Services and other revenues are comprised of installation and implementation revenues, remote hosted service operation revenues and revenues which are derived from consulting contracts, new product development contracts with commercial customers and, to a lesser extent, research and development contracts with the United States Government. Revenue from software installation and implementation and from contract services is generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Amounts received under contracts in advance of performance are recorded as deferred revenue and are generally recognized within one year from receipt. Contract losses are recorded as a charge to operations in the period any losses are first identified. Installation or setup fees associated with network service and internally hosted software agreements are recognized ratably over the longer of the customer contract period or estimated life of the customer relationship. Remote hosted service fees derived from the review and repricing of customers' medical bills are recognized as revenue when the processing services are performed.

The following table presents our services and other revenues by segment for 2000, 1999 and 1998:


                                                 YEAR ENDED DECEMBER 31,
                                         ------------------------------------------
                                            2000            1999            1998
                                         ----------      ----------      ----------
                                                       (in thousands)
SERVICE AND OTHER REVENUES:
    FS ............................      $   29,480      $   21,152      $   15,100
    IS ............................          31,578          14,372           8,375
    TS and other ..................           3,077           2,223           3,559
                                         ----------      ----------      ----------
          Core HNC ................          64,135          37,747          27,034
    Retek .........................          24,686          23,194          12,280
                                         ----------      ----------      ----------
                                         $   88,821      $   60,941      $   39,314
                                         ==========      ==========      ==========


Services and other revenues in 2000 increased $27.9 million, or 45.7%, compared to 1999. This increase consisted of a $26.5 million, or 70.2% increase at Core HNC and a $1.4 million, or 6.4% increase at Retek. The increase at Core HNC was attributable primarily to a $8.4 million, or 39.8% increase at our FS segment and a $17.2 million, or 119.7% increase at our IS segment. The increase at our FS segment was attributable primarily to an increase in Capstone implementation revenues, along with increased revenues resulting from acquisitions. The increase at our IS segment was attributable primarily to overall growth in our hosted services customer base, including the commencement of full-scale hosted service operations for a primary customer.

Services and other revenues in 1999 increased $21.6 million, or 55.0%, compared to 1998. This increase consisted of a $10.7 million, or 39.6% increase at Core HNC and a $10.9 million, or 88.9% increase at Retek. The increase at Core HNC

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

was primarily driven by a $6.1 million, or 40.1% increase at our FS segment and a $6.0 million, or 71.6% increase at our IS segment. The increase at our FS segment was principally the result of an increase in Capstone product implementations and, to a lesser extent, installations of Falcon products. These increases were partially offset by a decrease in installations related to our ProfitMax suite of products as a result of the completion of a large project during 1999. The increase at our IS segment was attributable to a combination of increased installation, consulting and remote hosted service bureau revenues relating to our CompAdvisor product, resulting from the aggregate growth of our customer base within this segment, including the addition of two sizable customers, offset by the loss of a significant service bureau customer as a result of industry consolidation.


REVENUES FROM NON-U.S. REGIONS
International operations and export sales represented 19.3%, 23.2% and 23.1% of our total revenues in 2000, 1999 and 1998, respectively. During 2000, 1999 and 1998, approximately 4.8%, 5.2% and 6.8% of our sales were denominated in currencies other than our functional currency, which is the U.S. dollar. These foreign currencies are primarily those of Western Europe and Canada. During 2000, approximately 33.4% of our international sales were derived from Retek. In 1999 and 1998, the majority of our international sales were derived from Retek. We believe that international sales represent a significant opportunity for revenue growth and anticipate that our international sales may increase as a percentage of our total revenue in the future. However, there can be no assurance that our efforts to develop products, databases, and models for targeted international markets or in developing additional international sales and support channels will be successful.


GROSS MARGIN
--------------------------------------------------------------------------------

LICENSE AND MAINTENANCE GROSS MARGIN.
License and maintenance costs primarily represent our expenses for personnel engaged in customer support, travel to customer sites and documentation materials. Our license and maintenance gross margin was $105.6 million in 2000, $114.4 million in 1999 and $105.8 million in 1998. The following table summarizes our license and maintenance gross margins by operating segment:


                                                                               YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------------------------
                                                         2000                           1999                         1998
                                                 ----------------------        ----------------------        ---------------------
                                                                                   (in thousands)
LICENSE AND MAINTENANCE GROSS MARGINS

Segment gross margins:
    FS ....................................     $ 57,218           86.4%      $ 43,185           82.3%      $ 39,641          82.3%
    IS ....................................       25,379           51.0%        27,998           53.4%        24,246          55.4%
    TS and other ..........................       11,571           78.1%         3,886           76.6%         2,295          76.6%
                                                --------        -------       --------        -------       --------       -------
        Core HNC ..........................       94,168           72.0%        75,069           68.3%        66,182          69.7%
    Retek .................................       20,170           57.3%        39,607           86.2%        39,639          89.3%
                                                --------        -------       --------        -------       --------       -------
                                                 114,338           68.9%       114,676           73.5%       105,821          76.0%
  Amounts not allocated to segments:
    Stock-based compensation expense ......       (2,658)          (1.6%)         (280)          (0.1%)           --            --
    Expenses related to Retek spin-off ....       (6,086)          (3.7%)           --             --             --            --
                                                --------        -------       --------        -------       --------       -------
       HNC Consolidated ...................     $105,594           63.6%      $114,396           73.4%      $105,821          76.0%
                                                ========        =======       ========        =======       ========       =======


Our license and maintenance gross margin percentage in 2000 decreased by 9.8% compared to 1999. Of this decrease, 4.6% was attributable to margin declines within our combined Core HNC and Retek operating segments and 5.2% of this decline was attributable to our recognition in 2000 of increased stock-based compensation charges and non-recurring expenditures relating to our Retek spin-off. For a further discussion regarding stock-based compensation charges and expenditures relating to our Retek spin-off, refer to the sections entitled "Stock-Based Compensation Expense" and "Expenses Related to Spin-Off of Retek" appearing later in this Report.

In 2000, the 4.6% license and maintenance gross margin percentage decline within our operating segments was attributable to a 3.7% increase at Core HNC, offset by a 28.9% decline at Retek. The improvement in Core HNC's license

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


and maintenance gross margin percentage was attributable to a 4.1% increase at our FS segment and a 1.5% improvement at our combined TS and other segments, offset by a 2.4% decline at our IS segment. The margin increase at our FS segment was attributable primarily to improved margins resulting from one-time, non-recurring license fees related to Falcon product sales, as well as increased revenues associated with higher margin e-commerce products. The margin increase within our combined TS and other segments was attributable primarily to the increase of higher margin TS product sales during 2000, primarily resulting from growth in the TS license and maintenance business through acquisitions. The margin decline at our IS segment was attributable primarily to the sale of fewer higher margin perpetual licenses related to risk analytic products in 2000 versus 1999.

Our license and maintenance gross margin percentage in 1999 decreased by 2.6% compared to 1998. This decline was attributable primarily to a 1.4% decline at Core HNC and a 3.1% decline at Retek. Core HNC's license and maintenance margin decrease was attributable primarily to a 2.0% margin decline at our IS segment, while the margins at our FS segment and our combined TS and other segments remained relatively flat year over year. The decline at our IS segment was attributable primarily to a decline in decision management product margins, primarily related to increased costs related to Preferred Provider Organization bill repricing expenses, including network access fees, as a result of increasingly competitive market conditions.


SERVICES AND OTHER GROSS MARGIN.
Services and other expenses consist of personnel and other expenses associated with providing installation and implementation services and performing development, consulting, and research development contracts, and the costs associated with hosted service operations. Our services and other gross margin was $15.9 million in 2000, $19.7 million in 1999 and $10.7 million in 1998. The following table summarizes our services and other gross margins by operating segment:

                                                                               YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------------------
                                                        2000                         1999                         1998
                                               ------------------------    -------------------------    -------------------------
                                                                                 (in thousands)
SERVICES AND OTHER GROSS MARGINS

Segment gross margins:
    FS.....................................        $6,739         22.9%        $7,139          33.8%         $4,655         30.8%
    IS.....................................        12,061         38.2%         5,680          39.5%          2,362         28.2%
    TS and other...........................           922         30.0%           637          28.7%            812         22.8%
                                               ----------    ----------    ----------     ----------    -----------    ----------
        Core HNC...........................        19,722         30.8%        13,456          35.6%          7,883         29.2%
    Retek..................................         5,337         21.6%         6,568          28.3%          2,775         22.6%
                                               ----------    ----------    ----------     ----------    -----------    ----------
                                                   25,059         28.2%        20,024          32.9%         10,658        27.1%
  Amounts not allocated to segments:
    Stock-based compensation expense.......       (2,548)        (2.9)%         (354)         (0.6)%             --            --
    Expenses related to Retek spin-off.....       (6,603)        (7.4)%            --             --             --            --
                                               ----------    ----------    ----------     ----------    -----------    ----------
       HNC Consolidated....................       $15,908          17.9%      $19,670           32.3%       $10,658        27.1%
                                               ==========    ==========    ==========     ==========    ===========    ==========


Our services and other gross margin percentage in 2000 decreased by 14.4% compared to 1999. Of this decrease, 4.7% was attributable to margin declines within our combined Core HNC and Retek operating segments and 9.7% of this decline was attributable to our recognition in 2000 of increased stock-based compensation charges and non-recurring expenditures relating to our Retek spin-off. For a further discussion regarding stock-based compensation charges and expenditures relating to our Retek spin-off, refer to the sections entitled "Stock-Based Compensation Expense" and "Expenses Related to Spin-Off of Retek" appearing later in this Report.

In 2000, the 4.7% services and other gross margin percentage decline within our operating segments was attributable to a 4.8% decline at Core HNC and a 6.7% decline at Retek. The decline within Core HNC was primarily attributable to a 10.9% decline at our FS segment and a 1.3% decline at our IS segment. The margin decline at our FS segment is attributable primarily to the increased use of third party consultants, who have a higher average cost than internal resources, in connection with Capstone product implementations during the year. The margin decline at our IS segment is attributable primarily to lower margins associated with contract development work performed during the year, offset by improved efficiencies and resultant margin increases associated with the growth in our hosted service customer base.

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Our services and other gross margin percentage in 1999 increased by 5.2% compared to 1998. The increase was comprised primarily of a 6.4% increase at Core HNC and a 5.7% increase at Retek. The increase within HNC was primarily attributable to a 3.0% increase at our FS segment and an 11.3% increase at our IS Segment. The margin increase at our FS segment is attributable primarily to an increase in the number of Capstone and Falcon product implementations, yielding relatively higher margins than other services. The margin increase at our IS segment was attributable primarily to the result of improved efficiencies and resultant margin increases associated with the growth in our hosted service customer base.

RESEARCH AND DEVELOPMENT EXPENSE
--------------------------------------------------------------------------------

Research and development expenses consist primarily of salaries and other personnel-related expenses, subcontracted development services, depreciation for development equipment and supplies. Research and development expense totaled $75.5 million in 2000, $50.2 million in 1999 and $32.7 million in 1998.

Research and development expense in 2000 increased by $25.3 million, or 50.5%, compared to 1999. Of this increase, $16.5 million, or 32.9%, was attributable to increased expenditures within our combined Core HNC and Retek operating segments, and $8.8 million, or 17.6%, was attributable to our recognition in 2000 of increased stock-based compensation charges as well as non-recurring expenditures relating to our Retek spin-off. Research and development expenses in 1999 increased by $17.5 million, or 53.6%, compared to 1998. Of this increase, $16.4 million, or 50.2%, was attributable to increased expenditures within our combined Core HNC and Retek operating segments and $1.1 million, or 3.4%, was attributable to the recording of stock-based compensation charges in 1999. For a further discussion regarding stock-based compensation charges and expenditures relating to our Retek spin-off, which we do not allocate to our operating segments, refer to the sections entitled "Stock-Based Compensation Expense" and "Expenses Related to Spin-Off of Retek" appearing later in this Report.

Within our operating segments, the 2000 increase consisted of a $12.9 million, or 48.8% increase within Core HNC and an increase of $3.6 million, or 15.9% related to Retek. The 2000 increase at Core HNC is attributable to a $9.6 million increase at our FS segment, a $2.4 million increase at our combined TS and other segments and a $0.9 million increase at our IS segment. The 1999 increase consisted of a $6.6 million, or 33.3% increase at Core HNC and a $9.8 million, or 76.2% increase related to Retek. The 1999 increase at Core HNC is attributable primarily to a $5.8 million increase at our FS segment and a $0.6 million increase at our IS segment. The absolute dollar increases at Core HNC in 2000 and 1999 were attributable primarily to increases in staffing and related costs to support new product development activities.

Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of software development costs from the time technological feasibility is established until the product is available for general release to customers. Based on our product development process, technological feasibility is not established until completion of a working model. Costs we incur between completion of the working model and the point at which a product is ready for general release have been insignificant. As a result, no significant software development costs were capitalized through December 31, 2000. We anticipate that research and development expenses will increase in dollar amount and could increase as a percentage of total revenues for the foreseeable future.


SALES AND MARKETING EXPENSE
--------------------------------------------------------------------------------

Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel, entertainment and promotional expenses. Sales and marketing expenses totaled $89.9 million in 2000, $46.3 million in 1999 and $34.5 million in 1998.

Sales and marketing expense in 2000 increased by $43.6 million, or 94.4%, compared to 1999. Of this increase, $20.5 million, or 44.5%, was attributable to increased expenditures within our combined Core HNC and Retek operating segments, and $23.1 million, or 49.9%, was attributable to our recognition in 2000 of increased stock-based compensation charges as well as non-recurring expenditures relating to our Retek spin-off. Sales and marketing expenses in 1999 increased by $11.8 million, or 34.0%, compared to 1998. Of this increase, $11.3 million, or 32.7%, was attributable to increased expenditures within our combined Core HNC and Retek operating segments and $0.4 million, or 1.3%, was attributable to the recording of stock-based compensation charges in 1999. For a further discussion regarding stock-

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

based compensation charges and expenditures relating to our Retek spin-off, which we do not allocate to our operating segments, refer to the sections entitled "Stock-Based Compensation Expense" and "Expenses Related to Spin-Off of Retek" appearing later in this Report.

Within our operating segments, the 2000 increase consisted of a $12.0 million, or 45.8% increase at Core HNC and a $8.6 million, or 43.9% increase related to Retek. The 2000 increase at Core HNC is attributable to a $6.9 million increase at our FS segment, a $3.3 million increase at our IS segment and a $1.8 million increase at our combined TS and other segments. Sales and marketing expenses in 1999 increased by $11.3 million, or 32.7%, compared to 1998. The 1999 increase consisted of a 5.7 million, or 27.7% increase at Core HNC and a $5.6 million, or 40.1% increase related to Retek. The 1999 increase at Core HNC is attributable to a $2.5 million increase at our FS segment, a $2.6 million increase at our combined TS and other segments, and a $0.5 million increase at our IS segment. The absolute dollar increases at Core HNC in 2000 and 1999 were attributable primarily to increases in staffing related to the expansion of our direct sales and marketing staff, including that resulting from acquisitions. Also contributing to the increases were additional expenses for trade shows, advertising, corporate marketing programs and other expenses to support recently acquired businesses.

We expect sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future. These expenses could also increase as a percentage of total revenues as we continue to develop a direct sales force in the EMEA (Europe, the Middle East and Africa), the Asian-Pacific and Latin American regions, as well as other international markets, expand our domestic sales and marketing organization and increase the breadth of our product lines.


GENERAL AND ADMINISTRATIVE EXPENSE
--------------------------------------------------------------------------------

General and administrative expenses consist primarily of personnel costs for finance, contract administration, human resources and general management, as well as insurance and professional services expenses. General and administrative expenses totaled $53.3 million in 2000, 33.8 million in 1999 and $19.0 million in 1998.

General and administrative expense in 2000 increased by $19.5 million, or 57.9%, compared to 1999. Of this increase, $10.8 million, or 32.0%, was attributable to increased expenditures within our combined Core HNC and Retek operating segments, and $8.7 million, or 25.9%, was attributable to the net effect of our recognition of non-recurring expenditures relating to our Retek spin-off, offset by a decline in stock-based compensation charges in 2000 as compared to 1999. General and administrative expenses in 1999 increased by $14.8 million, or 78.0%, compared to 1998. Of this increase, $5.0 million, or 26.4%, was attributable to increased expenditures within our combined Core HNC and Retek operating segments and $9.8 million, or 51.6%, was attributable to the recording of stock-based compensation charges in 1999. For a further discussion regarding stock-based compensation charges and expenditures relating to our Retek spin-off, which we do not allocate to our operating segments, refer to the sections entitled "Stock-Based Compensation Expense" and "Expenses Related to Spin-Off of Retek" appearing later in this Report.

Within our operating segments, the 2000 increase consisted of a $9.1 million, or 51.6% increase at Core HNC and a $1.7 million, or 26.6% increase related to Retek. The 2000 increase at Core HNC is attributable to a $5.6 million increase at our FS segment, a $2.4 million increase at our IS segment and a $1.1 million increase at our combined TS and other segments. General and administrative expenses in 1999 increased by $5.0 million, or 26.4%, compared to 1998. The 1999 increase consisted of a $3.3 million, or 23.1% increase at Core HNC and a $1.7 million, or 36.8% increase related to Retek. The 1999 increase at Core HNC is attributable primarily to a $2.1 million increase at our FS segment and a $1.0 million increase at our combined TS and other segments. The absolute dollar increases at Core HNC in 2000 and 1999 are attributable primarily to additional staffing and related expenses to support a higher volume of business, resulting in part from our acquisitions. Contributing also to the 1999 increase within our FS segment were additional legal costs incurred in our defense related to the Nestor litigation.


TRANSACTION-RELATED AMORTIZATION AND COSTS
--------------------------------------------------------------------------------

Transaction-related amortization and costs primarily include acquisition-related amortization during 2000, 1999 and 1998. Additional costs include $0.8 million related to the write-off of deferred offering costs during 2000 and $0.6 million related to the write-off of deferred merger costs during 1999. Transaction-related amortization and costs increased from $3.2 million in 1998 to 9.2 million in 1999 and to $43.7 million in 2000. These year-over-year increases are primarily attributable to incremental intangible asset amortization charges as a result of our business acquisitions during 1998, 1999 and 2000. The

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

average amortization period and useful life for these intangible assets is approximately 3.5 years. For further information regarding our acquisitions, refer to Note 3 of the Notes to the Consolidated Financial Statements.


IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE
--------------------------------------------------------------------------------

2000 ACQUISITIONS

In-process research and development expense was $7.6 million in 2000, related to one-time write-offs in connection with the acquisitions of CASA ($1.4 million), Celerity ($1.1 million), HighTouch ($4.0 million), Systems/Link ($0.7 million) and CardAlert ($0.4 million). The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4.

CASA, acquired in the first quarter of 2000, is an advanced analytic solutions company that provides account optimization and precision marketing solutions. Prior to 2000, CASA primarily sold its Adaptive Dynamic Marketing solutions to businesses to improve revenue and customer retention. At the time of acquisition, CASA had a number of new technologies under development related to account management algorithms and pricing algorithms, which in-process research and development projects were estimated at the time of acquisition to achieve technological feasibility in 2000.

Celerity Technologies, acquired in the second quarter of 2000, is involved in developing and marketing electronic data interchange ("EDI") solutions for the workers' compensation industry. The company is a developer and provider of translation software, desktop software, and value-added network services in support of the claims handling process. Prior to our acquisition, Celerity Technologies primarily sold its software and network services to insurance carriers, third party administrators, managed care organizations, employers, and medical providers to facilitate the workers compensation claims handling process. At the time of acquisition, Celerity Technologies had a number of new technologies under development related to Web-enabling and EDI network technologies, which in-process research and development projects were estimated at the time of acquisition to achieve technological feasibility in 2000.

HighTouch, acquired in the second quarter of 2000 by Retek, is a provider of customized software and services relating to customer relationship management ("CRM"). Prior to our acquisition, HighTouch primarily sold customized software and services to a variety of customers in the retail industry. At the time of acquisition, HighTouch had technology under development relating to the creation of a fully integrated standardized off-the-shelf CRM product, which in-process research and development project was estimated at the time of acquisition to achieve technological feasibility in 2000.

Systems/Link, acquired in the third quarter of 2000, is a software developer that creates data management solutions for large telecommunications companies. The company provides applications for real-time data collection, call detail record exchange, fraud control and prepaid services for carriers. At the time of acquisition, Systems/Link had a new technology under development related to a

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

real-time roamer record exchange system for enhanced fraud control capabilities, which in-process research and development project was estimated at the time of acquisition to achieve technological feasibility in 2001.

CardAlert, acquired in the third quarter of 2000, provides ATM and debit card risk management services to domestic financial institutions and debit card networks. The company's Accelerated Detection technology analyzes daily ATM transactions for fraudulent activity. Prior to its acquisition, CardAlert primarily provided fraud detection services to large domestic debit card networks. At the time of acquisition, CardAlert had a new technology under development related to fraud detection for signature-based credit card activity, which in-process research and development project was estimated at the time of acquisition to achieve technological feasibility in the third quarter of 2001.

We used an independent appraisal firm to assist us with our valuations of the fair market values of the purchased assets in connection with these acquisitions. Fair market value is defined as the estimated amount at which an asset might be expected to be exchanged between a willing buyer and willing seller assuming the buyer continues to use the assets in its current operations. The in-process research and development projects were valued through the use of a discounted cash flow analysis, taking into account projected future cash flows associated with these projects once they achieve technological feasibility, their stage of completion as of the acquisition date, and the expected return requirements (i.e. discount rates) for determining present values of the projected cash flows. Stages of completion were estimated by considering time, cost, and complexity of tasks completed prior to the acquisition as a percentage of total time, cost and effort required for the total project up to achieving technological feasibility.

With respect to the projected financial information provided to our appraiser pertaining to these acquisitions: CASA prepared a detailed set of projections forecasting revenue from the new algorithms as well as gross profit and operating profit margins; Celerity and HNC prepared a detailed set of projections forecasting revenue from the Web-enabling and EDI technology as well as gross profit and operating profit margins; Retek prepared a detailed set of projections forecasting revenue from the HighTouch CRM technology as well as gross profit and operating profit margins; Systems/Link and HNC prepared a detailed set of projections forecasting revenue from the real-time roamer record exchange technology as well as gross profit and operating profit margins; and CardAlert and HNC prepared a detailed set of projections forecasting revenue from the credit card fraud detection technology as well as gross profit and operating profit margins. These projections were made based on an assessment of customer needs and the expected pricing and cost structure.

With respect to the discount rates used in the valuation approach, incomplete technology represents a mix of near and mid-term prospects for the acquired businesses and imparts a level of uncertainty as to their prospects. A reasonable expectation of return on the incomplete technology would be higher than that of completed technology due to these inherent risks. As a result, the earnings associated with incomplete technology were discounted based upon the following methodologies: The Capital Asset Pricing Model was used to determine the cost of equity. It combines a risk free rate of return with an equity risk premium multiplied by a factor, referred to as Beta, which is based on the performance of common stock prices of similar publicly traded companies. Employing these data for CASA, Celerity, HighTouch, Systems/Link and CardAlert, the discount rates attributable to the businesses were 22.0%, 19.3%, 21.2%, 21.0% and 21.0%, respectively, which were used for valuing completed technology. Since incomplete technology would require a higher return than completed technology, the valuation reports prepared by our appraiser utilized discount rates of 27.0%, 24.3%, 26.2%, 31.0% and 31.0% for CASA, Celerity, HighTouch, Systems/Link and CardAlert, respectively, to present value cash flows (in excess of a return on other assets of the business) attributable to in-process research and development projects.

The in-process research and development for the CASA, Celerity, HighTouch, Systems/Link and CardAlert projects have reached completion or continue to

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

progress, in all material respects, consistently with our original assumptions that were provided to the independent appraiser and used to value the in-process research and development.


1999 ACQUISITION

In-process research and development expenses was $1.5 million in 1999, related to a one-time write-off in connection with Retek's acquisition of WebTrak in the fourth quarter of 1999. At the time of acquisition, certain WebTrak products were under development. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4.

Retek used an independent appraisal firm to assist in the valuation of the fair market values of the purchased assets of WebTrak. Fair market value is defined as the estimated amount at which an asset might be expected to be exchanged between a willing buyer and willing seller assuming the buyer continues to use the assets in its current operations. Retek provided assumptions by product line of revenue, cost of goods sold and operating expense to the appraiser to assist in the valuation. The in-process research and development projects were valued through the use of a discounted cash flow analysis, taking into account projected future cash flows associated with these projects once they achieve technological feasibility, their stage of completion as of the acquisition date, and the expected return requirements (i.e. discount rates) for determining present values of the projected cash flows. Stages of completion were estimated by considering time, cost, and complexity of tasks completed prior to the acquisition as a percentage of total time, cost and effort required for the total project up to achieving technological feasibility. Earnings associated with WebTrak's incomplete technology were discounted at a rate of 26.4%


1998 ACQUISITIONS

In-process research and development expense was $6.1 million in 1998, related to one-time write-offs in connection with the acquisitions of PCS ($1.8 million), FTI ($3.0 million), and the ATACS product line ($1.3 million). The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4.

PCS, acquired in the first quarter of 1998, was a supplier of fully integrated distribution center management software products that address the distribution needs of the retail, wholesale and manufacturing industries. At the time of acquisition, PCS had a number of new technologies under development, including primarily two software product versions that were being designed to assist warehouse operations and of which were estimated to achieve technological feasibility in 1999.

FTI, acquired in the second quarter of 1998, developed and marketed profitability measurement and decision-support software products and related support services to banks and other similar financial institutions. At the time of acquisition, FTI had various new products under development relating to profitability measurement and other decision support systems, that were estimated to achieve technological feasibility at various dates in 1998 and 1999.

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


The ATACS product line, acquired in the second quarter of 1998, was a fraud management software solution for the wireline, wireless and Internet telecommunication service provider industries. At the time of acquisition, ATACS Version 4.2, which included new features and interface technologies, was under development and was estimated to reach technological feasibility in the third quarter of 1998. Although Version 4.2 had as its foundation certain technology from completed versions, management believed that Version 4.2 development efforts were of a significance level to be considered new research and development efforts.

We used an independent appraisal firm to assist us with our valuations of the fair market values of the purchased assets in connection with these acquisitions. Fair market value is defined as the estimated amount at which an asset might be expected to be exchanged between a willing buyer and willing seller assuming the buyer continues to use the assets in its current operations. The in-process research and development projects were valued through the use of a discounted cash flow analysis, taking into account projected future cash flows associated with these projects once they achieve technological feasibility, their stage of completion as of the acquisition date, and the expected return requirements (i.e. discount rates) for determining present values of the projected cash flows. Stages of completion were estimated by considering time, cost, and complexity of tasks completed prior to the acquisition as a percentage of total time, cost and effort required for the total project up to achieving technological feasibility.

With respect to the projected financial information provided to our appraiser pertaining to these acquisitions, we prepared detailed sets of projections forecasting revenues from the in-process technologies as well as gross profit and operating profit margins. These projections were made based on an assessment of customer needs and the expected pricing and cost structure.

With respect to the discount rates used in the valuation approach, incomplete technology represents a mix of near and mid-term prospects for the acquired businesses/product lines and imparts a level of uncertainty as to their prospects. A reasonable expectation of return on the incomplete technology would be higher than that of completed technology due to these inherent risks. As a result, the earnings associated with incomplete technology were discounted based upon the following methodologies: The Capital Asset Pricing Model was used to determine the cost of equity for the PCS and ATACS product line acquisitions. It combines a risk free rate of return with an equity risk premium multiplied by a factor, referred to as Beta, which is based on the performance of common stock prices of similar publicly traded companies. The Weighted Average Cost of Capital was used to determine the discount rate for FTI. Employing these data for PCS, FTI and the ATACS product line, the discount rates attributable to the businesses/product line were 30.0%, 17.0% and 17.5%, respectively, which were used for valuing completed technology. Since incomplete technology would require a higher return than completed technology, the valuation reports prepared by our appraiser utilized rates of 40.0%, 27.0% and 22.5% for PCS, FTI and the ATACS product line, respectively, to present value cash flows (in excess of a return on other assets of the business) attributable to in-process research and development projects.


OTHER OPERATING EXPENSES
--------------------------------------------------------------------------------

During 2000, we recorded an impairment charge of $1.2 million related to the abandonment of a lease and associated property and equipment. No impairment charges were recorded in 1999 or 1998.

INTEREST INCOME
--------------------------------------------------------------------------------
Interest income totaled $12.9 million in 2000, $6.3 million in 1999 and $6.8 million in 1998. The increase in interest income in 2000 compared to 1999 is attributable primarily to increased interest earned as a result of higher average cash and investment balances during 2000 whereas the decrease in interest income in 1999 from 1998 is attributable primarily to lower average cash and investment balances during 1999 as compared to 1998.


INTEREST EXPENSE
--------------------------------------------------------------------------------
Interest expense totaled $4.2 million in 2000, $5.7 million in 1999 and $4.5 million in 1998. The majority of our interest expense during each of these years relates to our Convertible Subordinated Notes (the "Notes"). The decline in interest expense in 2000 compared to 1999 is attributable primarily to the conversion of $83.6 million of the Notes into our common stock during the third quarter of 2000, whereas the outstanding convertible note balance during all of 1999 was $100.0 million. The increase in interest expense in 1999 compared to 1998 is attributable primarily to a full year of interest recorded on the Notes during 1999 and a partial year in 1998, as the Notes were issued in March 1998.


EXPENSE RELATED TO DEBT CONVERSION
--------------------------------------------------------------------------------
In connection with the conversion of $83.6 million in Notes during 2000, we incurred and paid $12.7 million in conversion premiums to the note holders, which we recorded as a debt conversion expense.


OTHER EXPENSE, NET
--------------------------------------------------------------------------------
Other expense, net totaled $3.4 million in 2000, $0.2 million in 1999 and $0.1 million in 1998. The increase in 2000 compared to 1999 and 1998 is attributable primarily to a $2.8 million charge related to the write-down of our investment in Network Commerce in 2000. See Note 5 of the Notes to the Consolidated Financial Statements.


MINORITY INTEREST IN LOSSES (INCOME) OF CONSOLIDATED SUBSIDIARIES
--------------------------------------------------------------------------------
Minority interest in losses (income) of consolidated subsidiaries totaled $7.6 million in 2000, $0.7 million in 1999 and $(0.1) million in 1998, and represents other stockholders' share of the losses (income) of our consolidated subsidiaries, including that relating to Retek in 2000 and 1999.


INCOME TAXES
--------------------------------------------------------------------------------
The provision (benefit) for income taxes was $(33.1) million in 2000, $0.5 million in 1999 and $12.8 million in 1998. The differences between the provision (benefit) for income taxes recorded and that computed by applying taxes at statutory rates during 2000, 1999 and 1998 are attributable primarily to the effect of non-deductible expenses, offset by the effect of Retek's loss attributable to minority interest stockholders and the generation of tax credit carryforwards during each of these three years. Significant non-deductible expenses in 2000 include the effect of one-time write-offs of in-process research and development related to acquisitions, stock-based compensation expense, acquisition related amortization, Retek spin-off costs, and debt conversion expense. Significant non-deductible expenses in 1999 include the effect of a one-time write-off of in-process research and development related to an acquisition, stock-based compensation expense, acquisition related amortization and stock redemption charges. Significant non-deductible expenses in 1998 include the effect of one-time write-offs of in-process research and development related to acquisitions, acquisition related amortization and stock redemption charges. See Note 12 of the Notes to the Consolidated Financial Statements.

STOCK-BASED COMPENSATION EXPENSE
--------------------------------------------------------------------------------
Within our statement of operations, stock-based compensation charges have been classified as follows in 2000 and 1999:


                                            YEAR ENDED DECEMBER 31,
                                              2000            1999
                                           ----------      ----------
                                                 (in thousands)
License and maintenance                    $    2,658      $      280
Services and other                              2,548             354
Research and development                        4,167            1121
Sales and marketing                            10,629             441
General and administrative                      1,668           9,789
                                           ----------      ----------
                                           $   21,670      $   11,985
                                           ==========      ==========

During 2000, we recorded net stock-based compensation expense totaling $21.7 million, consisting of $13.8 million in stock-based compensation charges attributable to our Retek spin-off, which are discussed separately below, and $7.9 million in additional net compensation expense. This additional net compensation expense relates primarily to the amortization of unearned stock-based compensation of $8.8 million (of which $8.3 million related to Retek) and also includes additional net compensation income of $0.9 million, primarily related to the reversal of compensation expense recorded in 1999 on variable awards, as a result of a decline in the fair values of these awards during 2000.

During 1999, Retek granted stock options to employees and directors to purchase Retek common stock at an exercise price of $10.00 per share when the deemed fair market value of Retek's common stock was $13.00 per share. As a result, Retek recorded unearned stock-based compensation totaling $21.9 million representing the aggregate intrinsic value of the options on the date of grant. Additionally, during 2000, Retek recorded additional unearned stock-based compensation totaling $1.8 million related to an employee option grant having an exercise price below the fair value of Retek's common stock on the date of grant. Amortization of Retek's unearned stock-based compensation totaled $1.9 million during 1999 and $8.3 million during the period from January 1, 2000 through the Retek spin-off date of September 29, 2000. Retek's unearned stock-based compensation balance of $13.3 million at September 29, 2000, net of forfeiture reductions, was removed from our consolidated equity accounts in connection with the Retek spin-off.

During 1999, in addition to Retek's amortization of unearned stock-based compensation as described above, we recorded stock-based compensation expense totaling $10.1 million. This compensation expense relates primarily to stock awards granted to former employees and non-employee consultants, of which $8.0 million was calculated at intrinsic value while the remainder related to variable awards measured at fair value. The intrinsic value charge consisted primarily of a one-time charge of $6.1 million related to a key employee severance agreement executed in the fourth quarter of 1999.

The fair values of HNC's variable awards during 2000 and 1999 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0.0% for both years; risk-free interest rate of 5.02% and 5.23% in 2000 and 1999, respectively; volatility of 100% for both years; and expected lives from four months to one year according to the vesting date and subsequent exercise period of each option grant, and our stock prices on the various grant dates as well as on December 31, 2000 and 1999.

In August 2000, we accelerated the vesting of 25 percent of the outstanding stock options that would have been unvested as of the September 15, 2000 record date to afford our option holders the opportunity to participate in receipt of the Retek share dividend. As a result of this award modification, we recorded a non-cash stock-based compensation charge of $6.7 million during the third quarter of 2000 in accordance with Financial Accounting Standards Board Interpretation No. 44, or FIN 44. Additionally, as a result of the proportionate option repricing in connection with the Retek spin-off, certain options failed to qualify for fixed accounting treatment under FIN 44. As a result, we recorded a one-time charge to operations of $7.1 million related to the modification and cash repurchase of options in connection with the Retek spin-off.

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

EXPENSES RELATED TO SPIN-OFF OF RETEK
--------------------------------------------------------------------------------
During 2000, we incurred $48.2 million in non-recurring expenses associated with our spin-off of Retek, excluding stock-based compensation charges totaling $13.8 million that are discussed above. Within our statement of operations, these expenses have been classified as follows in 2000:

                                                       YEAR ENDED
                                                    DECEMBER 31, 2000
                                                    -----------------
                                                     (in thousands)
             License and maintenance                     $6,086
             Services and other                           6,603
             Research and development                     5,770
             Sales and marketing                         12,880
             General and administrative                  16,846
                                                        -------
                                                        $48,185
                                                        =======

These expenses consisted primarily of a $40.4 million charge related to the accrual of cash bonuses payable to employees and directors who held unvested stock options as of the record date for the Retek dividend, along with investment banking, legal, accounting and other non-recurring costs related to the Retek spin-off.


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------
Net cash used in operating activities totaled $66.4 million in 2000, compared to net cash provided by operating activities of $4.6 million in 1999. Cash used in operations during 2000 reflects our net loss of $116.4 million, reduced by non-cash aspects of our net loss totaling $50.0 million. Significant non-recurring operational cash outflows during 2000 included $12.7 million in debt conversion expense as well as $40.1 million in cash payments related to bonuses paid and options repurchased in connection with the Retek spinoff.

Net cash used in investing activities totaled $72.7 million in 2000, compared to net cash used in investing activities of $30.8 million in 1999. Cash used in investing activities during 2000 included $18.3 million in net purchases of marketable securities, $25.4 million expended for the purchase of property and equipment, $22.8 million paid in connection with our business acquisitions, net of cash acquired, and $6.3 million paid out in connection with equity investments and employee loans made.

Net cash provided by financing activities totaled $74.6 million in 2000, compared to net cash provided by financing activities of $108.3 million in 1999. Cash provided by financing activities during 2000 includes $98.5 million in proceeds resulting from stock option exercises and employee stock purchase plan contributions under both HNC and Retek plans, including the repayment of stockholder notes. It also includes $32.6 million in proceeds from the sale of trade receivables, offset by $18.6 million in cash expended to repurchase HNC common stock for treasury and $7.4 million used to repay debt and capital lease obligations, and a $30.5 million reduction of Retek's cash and cash equivalent balance as of the September 29, 2000 spin-off date.

As of December 31, 2000, we had $162.8 million in cash, cash equivalents and investment securities. We believe that these balances, including interest to be earned thereon, and borrowings available under our credit facility will be sufficient to fund our working and other capital requirements, including potential investments in other companies and other assets to support the strategic growth of our business, over the next twelve months. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities in public markets. Additional financing might not be available on terms favorable to us, or at all, particularly in light of the recent decline in the capital markets. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.


NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------------------------
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

liabilities and measured at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which deferred the adoption requirement until the first quarter of 2001. We adopted this new accounting standard effective January 1, 2001. The adoption of FAS 133 in the first quarter of 2001 is not expected to have a significant impact on our consolidated financial position, results of operations or disclosures.

In September 2000, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 140"), which replaces Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS 140 revises the standards for accounting and disclosures for securitizations and other transfers of financial assets and collateral. The primary provisions of this statement are effective for us in the second quarter of 2001. We have not yet determined the impact, if any, that this statement will have on our consolidated financial position or results of operations.

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholders of HNC Software Inc.


In our opinion, the accompanying consolidated balance sheet of HNC Software Inc. and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity and comprehensive income present fairly, in all material respects, the financial position of HNC Software Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PRICEWATERHOUSECOOPERS LLP

San Diego, California
January 24, 2001, except as
to Note 15, to which the date is
March 6, 2001

                                HNC SOFTWARE INC.

                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)

                                     ASSETS

                                                                                       DECEMBER 31,
                                                                               ---------------------------
                                                                                     2000             1999
                                                                               ----------       ----------
Current assets:
  Cash and cash equivalents .............................................      $   69,271       $  136,340
  Marketable securities available for sale-debt .........................          44,779           22,368
  Marketable securities available for sale-equity .......................             250            6,810
  Trade accounts receivable, net ........................................          43,856           64,189
  Deferred income taxes .................................................          15,045           20,384
  Other current assets ..................................................           8,402           11,144
                                                                               ----------       ----------
          Total current assets ..........................................         181,603          261,235

Marketable securities available for sale-debt ...........................          48,453           68,563
Equity investments ......................................................          14,719           14,219
Property and equipment, net .............................................          20,826           22,219
Goodwill, net ...........................................................          96,810           17,280
Intangible assets, net ..................................................          47,522           11,788
Deferred income taxes ...................................................          33,844           18,085
Other assets ............................................................           3,964            3,032
                                                                               ----------       ----------
                                                                               $  447,741       $  416,421
                                                                               ==========       ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ..............................      $   38,675       $   30,049
  Deferred revenue ......................................................           9,876           15,274
                                                                               ----------       ----------
          Total current liabilities .....................................          48,551           45,323

Non-current liabilities .................................................             259            4,111
Convertible Subordinated Notes ..........................................          16,357          100,000
                                                                               ----------       ----------
          Total liabilities .............................................          65,167          149,434
                                                                               ----------       ----------

Commitments and contingencies (Notes 8 and 14)

Minority interest in consolidated subsidiaries ..........................               -           17,414
                                                                               ----------       ----------

Stockholders' equity:
  Preferred stock, $0.001 par value -- 4,000 shares authorized:
     no shares issued or outstanding ....................................               -                -
  Common stock, $0.001 par value -- 120,000 shares authorized:
     32,286 and 25,704 shares issued and outstanding, respectively ......              32               26
  Common stock in treasury, at cost --  49 and 882 shares, respectively..          (3,251)         (19,613)
  Paid-in capital .......................................................         499,705          275,955
  Retained earnings (accumulated deficit) ...............................        (104,209)          12,209
  Notes receivable from stockholders ....................................          (9,049)               -
  Unearned stock-based compensation .....................................            (577)         (20,511)
  Accumulated other comprehensive income (loss) .........................             (77)           1,507
                                                                               ----------       ----------
          Total stockholders' equity ....................................         382,574          249,573
                                                                               ----------       ----------
                                                                               $  447,741       $  416,421
                                                                               ==========       ==========


          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                                                YEAR ENDED DECEMBER 31,
                                                                                     --------------------------------------------
                                                                                        2000             1999             1998
                                                                                     ----------       ----------       ----------
Revenues:
  License and maintenance .......................................................    $  166,063       $  155,948       $  139,294
  Services and other ............................................................        88,821           60,941           39,314
                                                                                     ----------       ----------       ----------
          Total revenues ........................................................       254,884          216,889          178,608
                                                                                     ----------       ----------       ----------
Operating expenses:
  License and maintenance (including stock-based
     compensation and Retek spin-off expense totaling $8,744
     and $280 in 2000 and 1999, respectively) ...................................        60,469           41,552           33,473
  Services and other  (including  stock-based compensation  and Retek spin-off
    expense totaling $9,151 and $354 in 2000 and 1999, respectively) ............        72,913           41,271           28,656
  Research and development (including stock-based compensation and Retek spin-off
    expense totaling $9,937 and $1,121 in 2000 and 1999, respectively) ..........        75,490           50,176           32,669
  Sales and marketing (including  stock-based compensation and Retek spin-off
    expense totaling $23,509 and $441 in 2000 and 1999, respectively) ...........        89,925           46,259           34,515
  General and  administrative (including stock-based compensation and Retek spin-off expense totaling $18,514  and $9,789 in 2000 and 1999,
    respectively) ...............................................................        53,321           33,777           18,977
  Transaction-related amortization and costs ....................................        43,734            9,158            3,202
  In-process research and development ...........................................         7,601            1,480            6,090
  Other (Note 1) ................................................................         1,172               --               --
                                                                                     ----------       ----------       ----------
          Total operating expenses ..............................................       404,625          223,673          157,582

Operating income (loss) .........................................................      (149,741)          (6,784)          21,026

Interest income .................................................................        12,924            6,299            6,799
Interest expense ................................................................        (4,231)          (5,747)          (4,460)
Expense related to debt conversion ..............................................       (12,676)              --               --
Other expense, net ..............................................................        (3,378)            (226)             (29)
Minority interest in losses (income) of consolidated subsidiaries ...............         7,582              722             (126)
                                                                                     ----------       ----------       ----------
          Income (loss) before income tax provision (benefit) ...................      (149,520)          (5,736)          23,210

Income tax provision (benefit) ..................................................       (33,102)             536           12,758
                                                                                     ----------       ----------       ----------

          Net income (loss) .....................................................    $ (116,418)      $   (6,272)      $   10,452
                                                                                     ==========       ==========       ==========

Earnings per share:
  Basic net income (loss) per share .............................................    $    (4.08)      $    (0.25)      $     0.41
                                                                                     ==========       ==========       ==========
  Diluted net income (loss) per share ...........................................    $    (4.08)      $    (0.25)      $     0.39
                                                                                     ==========       ==========       ==========

Shares used in computing basic net income (loss) per share ......................        28,529           24,969           25,362
                                                                                     ==========       ==========       ==========
Shares used in computing diluted net income (loss) per share ....................        28,529           24,969           26,650
                                                                                     ==========       ==========       ==========



          See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                                               YEAR ENDED DECEMBER 31,
                                                                                    --------------------------------------------
                                                                                       2000             1999             1998
                                                                                    ----------       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .............................................................   $ (116,418)      $   (6,272)      $   10,452
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:
    Provision for doubtful accounts .............................................        6,505            5,112            3,172
    Depreciation and amortization ...............................................       53,045           17,583           10,827
    Acquired in-process research and development ................................        7,601            1,480            6,090
    Loss (gain) on asset impairments and dispositions ...........................        1,172              222              (56)
    Write-down of marketable security ...........................................        2,750               --               --
    Non-cash stock-based compensation expense ...................................       15,896           11,985            2,387
    Deferred income tax (benefit) expense .......................................      (35,384)          (4,625)           4,039
    Minority interest in (losses) income of consolidated subsidiaries ...........       (7,582)            (722)             126
    Changes in assets and liabilities:
      Trade accounts receivable .................................................      (40,458)         (35,606)         (26,111)
      Deferred income taxes .....................................................         (291)           4,645            6,864
      Other assets ..............................................................       (8,753)          (4,635)          (2,312)
      Accounts payable and accrued liabilities ..................................       15,954            9,750            4,361
      Deferred revenue ..........................................................       39,562            5,670            1,024
                                                                                    ----------       ----------       ----------
         Net cash provided by (used in) operating activities ....................      (66,401)           4,587           20,863
                                                                                    ----------       ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales (purchases) of marketable securities ................................      (18,332)           7,856          (74,120)
  Cash paid for equity investments ..............................................       (4,750)         (17,225)              --
  Issuance of employee loans ....................................................       (1,500)            (200)              --
  Acquisitions of property and equipment ........................................      (25,366)         (16,093)          (8,086)
  Cash paid in business acquisitions, net of cash acquired ......................      (22,773)          (5,098)          (8,883)
                                                                                    ----------       ----------       ----------
         Net cash used in investing activities ..................................      (72,721)         (30,760)         (91,089)
                                                                                    ----------       ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuances of HNC common stock ...............................       88,298           50,107           10,536
  Net proceeds from issuances of Retek common stock .............................        5,635           84,897               --
  Repurchase of HNC common stock for treasury ...................................      (18,616)         (50,383)              --
  Spin-off of Retek subsidiary ..................................................      (30,463)              --               --
  Proceeds from sales of receivables ............................................       32,585           23,711               --
  Proceeds from repayments of stockholder notes .................................        3,047               --
  Net proceeds from issuance of Convertible Subordinated Notes ..................           --               --           96,913
  Repayments of notes payable to stockholders ...................................           --               --             (770)
  Repayment of debt and capital lease obligations ...............................       (7,367)             (78)            (160)
                                                                                    ----------       ----------       ----------
         Net cash provided by financing activities ..............................       73,119          108,254          106,519
                                                                                    ----------       ----------       ----------

Effect of exchange rate changes on cash .........................................       (1,066)              (8)             (94)
                                                                                    ----------       ----------       ----------
Net increase (decrease) in cash and cash equivalents ............................      (67,069)          82,073           36,199
Cash and cash equivalents at beginning of the period ............................      136,340           54,267           18,068
                                                                                    ----------       ----------       ----------
Cash and cash equivalents at end of the period ..................................   $   69,271       $  136,340       $   54,267
                                                                                    ==========       ==========       ==========



          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CHANGES IN
                            STOCKHOLDERS' EQUITY AND
                          COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                    Common Stock                         Treasury Stock
                                             ---------------------------           ---------------------------           Paid-in
                                              Shares            Amount             Shares              Amount            Capital
                                             --------           --------           --------           --------           --------
BALANCE AT DECEMBER 31, 1997 ......            24,538           $     25                 --                $--           $ 95,919

Common stock options exercised ....               748                  1                                                    8,602
Common stock issued under
  Employee Stock Purchase Plan ....               68                                                                        1,933
Tax benefit from stock option
  transactions ....................                                                                                         7,569
Compensation related to vested
  options in Aptex buy-back .......                                                                                         3,346
Unearned stock-based compensation
  expense .........................
Common stock issued for
  acquisition of PCS ..............               143                                                                       5,088
Common stock issued for
  acquisition of FTI ..............               397                                                                      14,725
Unrealized gain on marketable
  securities, net of tax ..........
Foreign currency translation
  adjustment, net of tax ..........
Net income ........................
                                             --------           --------           --------           --------           --------
BALANCE AT DECEMBER 31, 1998 ......            25,894           $     26                 --                $--           $137,182
                                             --------           --------           --------           --------           --------
Purchase of HNC stock for
  treasury ........................            (2,266)                (2)             2,266            (50,381)
Common stock options exercised ....             1,916                  2             (1,384)            30,768             16,418
Common stock issued under
  Employee Stock Purchase Plan ....               115                                                                       2,808
Tax benefit from stock option
  transactions ....................                                                                                        16,993
Unearned stock-based
  compensation expense ............                                                                                        21,462
Non-cash stock-based compensation
  expense .........................                                                                                        10,077
Effect of Retek's initial
  public offering .................                                                                                        69,539
Common stock issued for
  PCS earn-out ....................                45                                                                       1,476
Unrealized gain on marketable
  securities, net of tax ..........
Foreign currency translation
  adjustment, net of tax ..........
Net loss ..........................
                                             --------           --------           --------           --------           --------
BALANCE AT DECEMBER 31, 1999 ......            25,704           $     26                882           $(19,613)          $275,955
                                             --------           --------           --------           --------           --------
Common stock options exercised ....             3,324                  3             (1,026)            32,637             64,340
Purchase of HNC common stock for
  Treasury ........................              (250)                --                250            (18,616)
Release of FTI escrow shares into
  treasury ........................               (49)                                   49             (1,808)
Common stock issued under Employee
  Stock Purchase Plan .............               106                                  (106)             4,149               (974)
Effect of common stock issued
  under Retek Employee Stock
  Purchase Plan ...................                                                                                         3,635
Tax benefit from stock option
  transactions ....................                                                                                        36,392
Stock-based compensation expense ..                                                                                         9,217
Retek initial public offering
  costs ...........................                                                                                          (243)
Spin-off of Retek subsidiary ......                                                                                      (121,571)
Common stock issued in business ...
  Acquisitions ....................             1,529                  1                                                  133,200
Effect of Retek common stock
  issued in business acquisition ..                                                                                         5,432
Effect of Retek common stock
  issued in business alliance .....                                                                                         8,010
Common stock issued upon
  conversion of Subordinated
  Notes ...........................             1,872                  2                                                   82,319
Common stock issued for
  PCS earn-out ....................                50                                                                       3,993
Interest accrued on
  stockholder notes ...............
Repayment of stockholder notes ....
Unrealized loss on marketable
  securities, net of tax ..........
Foreign currency translation
  adjustment, net of tax ..........
Net loss ..........................
                                             --------           --------           --------           --------           --------
BALANCE AT DECEMBER 31, 2000 ......            32,286           $     32                 49           $ (3,251)          $499,705
                                             ========           ========           ========           ========           ========



                                         Retained                                 Accumulated
                                         Earnings    Stockholder    Unearned         Other               Total
                                       (Accumulated     Notes     Stock-based     Comprehensive      Stockholders'  Comprehensive
                                         Deficit)     Receivable  Compensation    Income (Loss)          Equity     Income (Loss)
                                       ------------  -----------  ------------    -------------      ------------   -------------
BALANCE AT DECEMBER 31, 1997 ......      $  8,029           $--           $--        $   (113)          $103,860       $ 17,457
                                                                                                                       ========
Common stock options exercised ....                                                                        8,603
Common stock issued under
  Employee Stock Purchase Plan ....                                                                        1,933
Tax benefit from stock option
  transactions ....................                                                                        7,569
Compensation related to vested
  options in Aptex buy-back .......                                                                        3,346
Unearned stock-based compensation
  expense .........................                                      (2,508)                          (2,508)
Common stock issued for
  acquisition of PCS ..............                                                                        5,088
Common stock issued for
  acquisition of FTI ..............                                                                       14,725
Unrealized gain on marketable
  securities, net of tax ..........                                                        47                 47            47
Foreign currency translation
  adjustment, net of tax ..........                                                       (94)               (94)          (94)
Net income ........................        10,452                                                         10,452         10,452
                                         --------      --------      --------        --------           --------       ========
BALANCE AT DECEMBER 31, 1998 ......        18,481           $--      $ (2,508)       $   (160)          $153,021       $ 10,405
                                         --------      --------      --------        --------           --------       ========
Purchase of HNC stock for
  treasury ........................                                                                      (50,383)
Common stock options exercised ....                                                                       47,188
Common stock issued under
  Employee Stock Purchase Plan ....                                                                        2,808
Tax benefit from stock option
  transactions ....................                                                                       16,993
Unearned stock-based
  compensation expense ............                                     (19,911)                           1,551
Non-cash stock-based
  compensation expense ............                                      1,908                            11,985
Effect of Retek's initial
  public offering .................                                                                       69,539
Common stock issued for
  PCS earn-out ....................                                                                        1,476
Unrealized gain on marketable
  securities, net of tax ..........                                                       2,084            2,084           2,084
Foreign currency translation
  adjustment, net of tax ..........                                                        (417)            (417)           (417)
Net loss ..........................        (6,272)                                                        (6,272)         (6,272)
                                         --------      --------        --------        --------         --------         ========
BALANCE AT DECEMBER 31, 1999 ......      $ 12,209           $--        $(20,511)       $  1,507         $249,573         $ (4,605)
                                         --------      --------        --------        --------         ---------        ========
Common stock options exercised ....                     (11,857)                                            85,123
Purchase of HNC common stock for
  Treasury ........................                                                                        (18,616)
Release of FTI escrow shares
  into treasury ...................                                                                         (1,808)
Common stock issued under
  Employee Stock Purchase Plan ....                                                                          3,175
Effect of common stock issued
  under Retek Employee Stock
  Purchase Plan ...................                                                                          3,635
Tax benefit from stock option
  transactions ....................                                                                         36,392
Stock-based compensation expense ..                                       6,679                             15,896
Retek initial public offering
  costs ...........................                                                                          (243)
Spin-off of Retek subsidiary ......                                      13,255           1,594          (106,722)
Common stock issued in business
  Acquisitions ....................                                                                        133,201
Effect of Retek common stock
  issued in business acquisition ..                                                                          5,432
Effect of Retek common stock
  issued in business alliance .....                                                                          8,010
Common stock issued upon conversion
  of Subordinated Notes ...........                                                                         82,321
Common stock issued for
  PCS earn-out ....................                                                                          3,993
Interest accrued on
  stockholder notes ...............                        (239)                                              (239)
Repayment of stockholder notes ....                       3,047                                              3,047
Unrealized loss on marketable
  securities, net of tax ..........                                                     (2,112)             (2,112)       (2,112)
Foreign currency translation
  adjustment, net of tax ..........                                                     (1,066)             (1,066)       (1,066)
Net loss ..........................       (116,418)                                                       (116,418)     (116,418)
                                         ---------     --------      --------         --------           ---------     =========
BALANCE AT DECEMBER 31, 2000 ......      $(104,209)    $ (9,049)     $   (577)        $    (77)          $ 382,574     $(119,596)
                                         =========     ========      ========         ========           =========     ==========

                                HNC SOFTWARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



NOTE 1--HNC SOFTWARE INC. AND OUR SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

HNC Software Inc.

We develop, market, and support innovative predictive software solutions for leading service industries. These intelligent decision management solutions employ proprietary neural-network predictive decision engines, profiles, traditional statistical modeling, business models, expert rules and/or context vector technology to convert existing data and business experiences into meaningful recommendations and actions. We currently serve the financial services, insurance, telecommunications and e-business markets.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our assets, liabilities, and results of operations, as well as those of our wholly-owned subsidiaries and Retek Inc. ("Retek"), which was a majority-owned subsidiary prior to its spin-off in September 2000. The ownership of other interest holders in Retek was reflected as minority interest. All significant inter-company balances and transactions have been eliminated.

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

Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue Recognition

Software revenue is recognized upon meeting all of the following criteria: execution of a written license agreement, contract or purchase order; delivery of software and/or authorization keys; the license fee is fixed and determinable; and collectibility of the proceeds is assessed as being probable. For multiple-element agreements, total fees are allocated to each element based on vendor-specific objective evidence of fair value or using the residual method when applicable. Allocated fees are recognized separately for each element when it is delivered, providing other criteria referenced above are met. Vendor-specific objective evidence is based on the price charged when an element is sold separately, or if not yet sold separately, is established by authorized management.

Revenue from perpetual and short-term periodic licenses of our software is generally recognized upon delivery. Transactional-based license fees under software license arrangements are recognized as revenue based on system usage or when fees based on system usage exceed monthly minimum license fees.

Software maintenance fees are recognized as revenue ratably over the maintenance periods.

Revenue from software installation and implementation and from contract services is generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Contract losses are recorded as a charge to operations in the period any losses are first identified. Unbilled accounts receivable are stated at estimated realizable value.

Transactional-based fees under network service or internally hosted software arrangements are recognized as revenue based on system usage or when fees based on system usage exceed monthly minimum license fees. Installation or setup fees associated with network service and internally hosted software agreements are recognized ratably over the longer of the customer contract period or estimated life of the customer relationship.

Amounts received under contracts in advance of performance are recorded as deferred revenue and are generally recognized within one year from receipt.

Statement of Operations Data

Within our statement of operations, components of operating expenditures in 2000 and 1999 include stock-based compensation expense and non-recurring expenses related to our spin-off of Retek that have been classified as follows:


                                                                 YEAR ENDED DECEMBER 31,
                                                                -------            -------
                                                                  2000              1999
                                                                -------            -------
               STOCK-BASED COMPENSATION EXPENSE:
                 License and maintenance                        $ 2,658            $   280
                 Services and other                               2,548                354
                 Research and development                         4,167              1,121
                 Sales and marketing                             10,629                441
                 General and administrative                       1,668              9,789
                                                                -------            -------
                                                                $21,670            $11,985
                                                                =======            =======

               EXPENSE RELATED TO SPIN-OFF OF RETEK:
                 License and maintenance                        $ 6,086
                 Services and other                               6,603
                 Research and development                         5,770
                 Sales and marketing                             12,880
                 General and administrative                      16,846
                                                                -------
                                                                $48,185
                                                                =======

Cash and Cash Equivalents

Cash and cash equivalents include amounts on deposit with financial institutions and investments in money market accounts and commercial paper purchased with maturities of three months or less from the date of purchase. The carrying amounts of cash and cash equivalents approximate fair value because of the short-term maturities of these financial instruments.

Marketable Securities

Management determines the appropriate classification of our investments in marketable debt and equity securities at the time of purchase, and re-evaluates this designation at each balance sheet date. We have classified all of our marketable securities as "available for sale" and carry them at fair value with unrealized gains or losses related to these securities included in other comprehensive income (loss). Realized gains and losses on the sale of investments available for sale are determined using the specific identification method. Losses resulting from other than temporary declines in fair value are charged to operations.

Equity Investments

Our investments in equity securities of companies over which we do not have significant influence, are accounted for under the cost method. We use the equity method to account for our investments in entities over which we have a voting interest of 20% to 50%, or over which we otherwise have the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize our share of net earnings or losses of the investee, limited to the extent of our investment in, advances to, and financial guarantees for the investee. At December 31, 2000, all of our equity investments in other entities were accounted for under the cost method.

Sales of Receivables

From time to time, we enter into agreements to sell an undivided interest in specifically identified trade accounts receivable. We sell these trade accounts receivable to a financial institution for a fee, based principally upon defined short-term market rates. Once sold, these receivables are not included in our trade accounts receivable balance on our consolidated balance sheet. During 2000 and 1999, we sold $32,585 and $23,711 of receivables, respectively. We did not sell any receivables during 1998. Fees that we paid related to receivables sold totaled $430 and $364 during 2000 and 1999, respectively, and are included in interest expense in our consolidated statement of operations.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Major renewals and improvements are capitalized, while repair and maintenance costs are expensed as incurred. Depreciation and amortization charges are calculated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Depreciation and amortization expense related to property and equipment totaled $11,753, $8,215, and $6,102 during 2000, 1999, and 1998, respectively. The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are relieved from the accounts, and resulting gains or losses are recorded in operations.

Intangible Assets

Intangible assets include goodwill, acquired software development costs, customer base, assembled work force, covenants not to compete, and trademarks. These assets resulted from our acquisitions accounted for under the purchase method of accounting (see Note 3). Amortization expense related to intangible assets totaled $42,372, $8,560, and $3,203 during 2000, 1999, and 1998, respectively. We amortize these assets using the straight-line method over their estimated useful lives as follows:

                                                       Estimated
                                                      Useful Life
                                                     ------------
               Goodwill                              3 to 5 years
               Software development costs            3 to 5 years
               Customer base                         3 to 5 years
               Assembled work force                  3 to 5 years
               Covenants not to compete              2 to 3 years
               Trademarks                                 5 years

Software Development Costs

Development costs of software to be licensed or sold that are incurred from the time technological feasibility is established until the product is available for general release to customers are capitalized and reported at the lower of cost or net realizable value. Through December 31, 2000, no significant development costs were incurred after technological feasibility was reached.

Internal-Use Software

Costs incurred to develop internal-use software during the application development stage are also capitalized and reported at the lower of cost or net realizable value. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred.

Long-lived Assets

We assess potential impairments to our long-lived and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss would be measured as the amount by which the asset's carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operations. During 2000, we recorded an impairment charge of $1,172 related to the abandonment of a lease and associated property and equipment. No impairment charges were recorded in 1999 or 1998.

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year, prior to the recognition of benefits from stock option deductions. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities as well as the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount "more likely than not" to be realized in future tax returns. Tax rate changes and tax credit reinstatements are reflected in income during the period the changes are enacted.

Stock-Based Compensation

We measure compensation expense for our employee stock-based compensation awards using the intrinsic value method, and provide pro forma disclosures of net income (loss) and net income (loss) per common share as if a fair value method had been applied. Therefore, compensation cost for employee stock awards is measured as the excess, if any, of the fair value of our common stock at the grant date over the amount an employee must pay to acquire the stock. Compensation expense is amortized over the related service periods using the accelerated methodology prescribed by Financial Accounting Standards Board Interpretation No. 28. Compensation expense for awards that are forfeited is reversed against compensation expense in the period of forfeiture.

Stock-based awards issued to non-employees are accounted for using a fair value method and are marked to fair value at each period end until the earlier of the date at which a performance commitment has been obtained or the awards are fully vested. Fair value of stock-based awards is determined using the Black-Scholes option pricing model with weighted average assumptions for dividend yield, risk-free interest rate, expected volatility, and contractual life.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed as net income
(loss) divided by the weighted average number of common shares and dilutive potential common shares outstanding during the period, using the treasury stock method. The computation for basic and diluted net income (loss) per share is as follows:


                                                                                       YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------------
                                                                                  2000           1999            1998
                                                                                ---------      ---------      ---------
               NET INCOME (LOSS) USED:
                Net income (loss) used in computing basic and
                 diluted net income (loss) per common share                     $(116,418)     $  (6,272)     $  10,452
                                                                                =========      =========      =========
               SHARES USED:
               Weighted average common shares outstanding
                 used in computing basic net income per common share               28,529         24,969         25,362
               Weighted average options to purchase common stock
                 as determined by application of the treasury stock method             --             --          1,227
               Additional common shares issued for PCS acquisition earn-out            --             --             23
               Employee Stock Purchase Plan common stock equivalents                   --             --             38
                                                                                ---------      ---------      ---------
               Shares used in computing diluted net income
                 per common share                                                  28,529         24,969         26,650
                                                                                =========      =========      =========

The conversion of our 4.75% Convertible Subordinated Notes (see Note 9) outstanding during 2000, 1999 and 1998, into 3,512, 2,230 and 1,834 common shares, respectively, were not included in the computation of diluted net income
(loss) per common share, as their effect in such periods would be anti-dilutive.

For 2000 and 1999, weighted average options to purchase 2,064 and 6,491 shares of common stock, respectively, and Employee Stock Purchase Plan common stock equivalents of 196 and 56 shares of common stock, respectively, were not included in the computation of diluted net loss per common share as their effect in these periods would be anti-dilutive.

Foreign Currency Translation

The financial statements of our international operations have been translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of other comprehensive income (loss). Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than our entity's local currency) are recorded in operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is the change in our equity (net assets) during each period from transactions and other events and circumstances from non-owner sources. It includes net income (loss), foreign currency translation adjustments and unrealized gains and losses, net of tax, on our investments in marketable securities.

Concentration of Risk

Our financial instruments that potentially expose us to concentrations of risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable, which are generally not collateralized. Our policy is to place our cash, cash equivalents, and marketable securities with high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. We enter into software license and installation agreements and commercial development contracts primarily with large customers in the services industries (financial, insurance and telecommunications). We do not require collateral from our customers, but our credit extension and collection policies include analyzing the financial condition of potential customers, establishing credit limits, monitoring payments, and aggressively pursuing delinquent accounts. We maintain allowances for potential credit losses.

Segment Reporting

Our operating segments are presented consistently with the way that our management organizes and evaluates financial information for making internal operating decisions and assessing performance. Certain prior year segment information has been reclassified to conform to the current year presentation.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising and promotion costs totaled $8,006, $3,651 and $1,791 in 2000, 1999 and 1998, respectively, and are included in sales and marketing expense in our consolidated statement of operations.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133" which deferred the adoption requirement until the first quarter of 2001. We adopted this new accounting standard effective January 1, 2001. The adoption of FAS 133 in the first quarter of 2001 is not expected to have a significant impact on our consolidated financial position, results of operations or disclosures.

In September 2000, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 140"), which replaces Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS 140 revises the standards for accounting and disclosures for securitizations and other transfers of financial assets and collateral. The primary provisions of this statement are effective for us in the second quarter of 2001. We have not yet determined the impact, if any, that this statement will have on our consolidated financial position or results of operations.

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

On August 7, 2000, HNC's board of directors declared a dividend of all of the shares of Retek common stock held by HNC, or 40,000 shares, to complete the spin-off of our Retek subsidiary. We received a private letter ruling from the Internal Revenue Service that HNC's dividend of its shares of Retek common stock would be tax-free to HNC and our stockholders for U.S. federal income tax purposes. This dividend was paid on September 29, 2000 to all HNC stockholders of record as of September 15, 2000 using a distribution ratio of approximately
1.243 shares of Retek common stock for each share of HNC common stock held. Cash was paid in lieu of fractional shares. The shares of Retek common stock that we distributed in the Retek spin-off constituted all the Retek shares owned by HNC and represented approximately 83.9% of Retek's outstanding shares as of the September 29, 2000 distribution date. As a result of our distribution of our Retek common shares, Retek is no longer affiliated with HNC. In connection with this spin-off, we eliminated net assets totaling $121,213 from our consolidated balance sheet, including cash and cash equivalents of $30,463. Additionally, we eliminated the minority interest associated with Retek of $14,491 and net equity totaling $106,722.

In connection with the spin-off of our Retek subsidiary, we accelerated the vesting of 25 percent of the outstanding HNC stock options that would have been unvested as of the September 15, 2000 record date in order to afford our option holders the opportunity to participate in receipt of the dividend. Additionally, we offered option holders the opportunity to exercise a portion of their vested options prior to the record date through the issuance of secured, full recourse promissory notes payable to HNC (the "Stockholder Notes"). The Stockholder Notes bear interest at the rate of 10.0% per annum, and are collateralized by the underlying shares of stock. Loans totaling $11,857 were originally extended to option holders. At December 31, 2000, stockholder notes receivable totaled $9,049, net of repayments, and have been recorded as a reduction to stockholders' equity. In connection with the Retek dividend, we also adjusted the exercise price of all HNC stock options that were outstanding immediately following payment of the dividend. The adjusted stock option exercise prices were calculated by multiplying the pre-dividend option exercise price by the price of HNC common stock immediately after payment of the dividend, and dividing that product by the price of HNC common stock immediately before payment of the dividend. The vesting acceleration of HNC stock options and the adjustment to HNC stock option exercise prices that were greater than the closing price of HNC common stock on September 29, 2000 resulted in stock-based compensation charges (see Note 13).

Because the adjustment to the exercise price of HNC options described above was less than the change in value of unvested HNC stock options resulting from the Retek distribution, we paid cash bonuses to employees and directors who held unvested stock options as of the record date, and recorded a related charge to operations in the amount of $40,427. These bonuses were paid out in October 2000 and January 2001.

NOTE 3--ACQUISITIONS

In September 2000, we acquired all of the outstanding stock and other securities of Systems/Link Corporation ("Systems/Link") in exchange for the issuance of 634 shares of our common stock, including 40 underlying shares associated with stock options we exchanged, and $5,512 in cash. We placed 142 of the shares issued and $1,275 of the cash portion of the purchase price into escrow, to secure indemnification obligations of the former Systems/Link stockholders. Systems/Link is a software developer that creates data management solutions for large telecommunications companies, providing applications for real-time data collection, call detail record exchange, fraud control and prepaid services to carriers. We applied the purchase method of accounting for the acquisition of Systems/Link, which resulted in a purchase price of $42,549. The excess of this amount over the net liabilities assumed was $56,416, of which $55,686 was allocated to intangible assets, including goodwill, and $730 was allocated to in-process research and development.

In September 2000, we acquired all of the outstanding stock and other securities of CardAlert Services, Inc. ("CardAlert") in exchange for the issuance of 208 shares of our common stock. We placed 42 of the shares issued into escrow to secure indemnification obligations of the former CardAlert stockholders. CardAlert provides ATM and debit card risk management services to domestic financial institutions and debit card networks. We applied the purchase method of accounting for the acquisition of CardAlert, which resulted in a purchase price of $12,608. The excess of this amount over the net liabilities assumed was $12,976, of which $12,555 was allocated to intangible assets, including goodwill, and $421 was allocated to in-process research and development.

In May 2000, Retek acquired all of the outstanding stock and other securities of HighTouch Technologies, Inc. ("HighTouch") in exchange for the issuance of 389 shares of Retek's common stock and $18,000 in cash. HighTouch is a provider of customized software and services relating to customer relationship management. Retek applied the purchase method of accounting for the acquisition of HighTouch, which resulted in a purchase price of $26,308. The excess of this amount over the net liabilities assumed was $30,558, of which $26,558 was allocated to intangible assets, including goodwill, and $4,000 was allocated to in-process research and development.

In April 2000, we acquired all of the outstanding stock and other securities of Celerity Technologies, Inc. ("Celerity") in exchange for the issuance of 220 shares of our common stock and $2,400 in cash. We placed 33 of the shares issued into escrow to secure indemnification obligations of the former Celerity shareholders. Celerity develops and markets electronic data interchange solutions for the workers' compensation industry. We applied the purchase method of accounting for the acquisition of Celerity, which resulted in a purchase price of $18,591. The excess of this amount over the net liabilities assumed was $20,769, of which $19,719 was allocated to intangible assets, including goodwill and $1,050 was allocated to in-process research and development.

In March 2000, we acquired all of the outstanding stock and other securities of Onyx Technologies, Inc. ("Onyx") in exchange for the issuance of 382 shares of our common stock, including 30 underlying shares associated with stock options we exchanged, and $1,500 in cash. We placed 105 of the shares issued and $450 of the cash portion of the purchase price into escrow to secure indemnification obligations of the former Onyx shareholders. During September 2000 and March 2001, we released from escrow without claim a total of 70 shares of our common stock and $300 in cash. The remaining 35 shares and $150 in cash are scheduled to be released from escrow in September 2001 and March 2002. Onyx is a provider of online data access and customer acquisition analysis for telecommunications, financial and retail service companies. We applied the purchase method of accounting for the acquisition of Onyx, which resulted in a purchase price of $49,555, of which $3,500 represented our initial 1999 investment in Onyx. The excess of this amount over the net liabilities assumed of $51,163 was allocated to intangible assets, including goodwill.

In March 2000, we acquired all of the outstanding stock and other securities of the Center for Adaptive Systems Applications, Inc. ("CASA") in exchange for the issuance of 226 shares of our common stock, including 80 underlying shares associated with stock options we exchanged. CASA is an advanced analytics solutions company that develops and markets account optimization and precision marketing solutions. We placed 38 of the shares issued into escrow to secure indemnification obligations of the former CASA stockholders. We applied the purchase method of accounting for the acquisition of CASA, which resulted in a purchase price of $23,756. The excess of this amount over the net liabilities assumed was $27,260, of which $25,860 was allocated to intangible assets, including goodwill, and $1,400 was allocated to in-process research and development.

In March 2000, we acquired all of the outstanding stock and other securities of Adaptive Systems Applications, Inc. ("AIM") in exchange for 9 shares of our common stock, including 0.4 underlying shares associated with stock options we exchanged. AIM provides marketing process automation, campaign execution software, and client-to-vendor data management to direct marketers of enhancement services. We applied the purchase method of accounting for the acquisition of AIM, which resulted in a purchase price of $1,656, of which $750 represents our initial 1999 investment in AIM. The excess of this amount over the net liabilities assumed of $1,785 was allocated to intangible assets, including goodwill.

In October 1999, Retek acquired WebTrak Limited ("WebTrak") for a cash payment of $5,333 and the issuance of a $2,667 convertible note, which was subsequently converted into shares of Retek common stock. WebTrak is a United Kingdom company that develops, markets and sells business-to-business products that enable users to publish and share a critical path on the Internet, and allow Web-based collaboration to improve the new product design and development process. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net liabilities assumed of $8,131, of which $6,651 was allocated to intangible assets, including goodwill, and $1,480 was allocated to in-process research and development.

In March 1998, we acquired Practical Control Systems Technologies, Inc. ("PCS"; renamed Retek Logistics, Inc.) in exchange for 143 shares of our common stock, 14 shares of which were placed into escrow to secure indemnification obligations of the former PCS stockholders, plus the contingent right, subject to the achievement of certain financial objectives during 1998 and 1999, to receive additional shares of our common stock. During 1999, the escrow shares were released without claim. Additionally, we issued 45 shares in 1999 and 50 shares in 2000, related to the PCS' achievement of financial objectives during 1998 and 1999, respectively. PCS is a supplier of fully integrated distribution center management software products that address the distribution needs of the retail, wholesale and manufacturing industries. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net liabilities assumed of $9,530, of which $7,780 was allocated to intangible assets, including initial goodwill and additional goodwill recorded as a result of the contingent shares issued, and $1,750 was allocated to in-process research and development.

In April 1998, we acquired Financial Technology Inc. ("FTI"; renamed HNC Financial Solutions, Inc.) in exchange for the issuance of 397 shares of our common stock, 97 of which were placed in escrow to secure indemnification obligations of the former FTI stockholders, and a cash payment of $1,500. FTI develops and markets profitability measurement and decision-support software products and related support services to banks and other similar financial institutions. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net liabilities assumed of $19,186, of which $16,186 was allocated to intangible assets, including goodwill, and $3,000 was allocated to in-process research and development. In May 2000, we entered into a settlement agreement with the former FTI stockholders pertaining to the release and distribution of the 97 shares of our common stock that were placed into escrow to secure potential indemnification obligations. In accordance with this settlement agreement, one-half of the escrow shares were released to us and placed into treasury while the remaining escrow shares were released to the former FTI shareholders, representing a full and complete release of the former FTI shareholders' contractual indemnification obligations to us.

In June 1998, we acquired the Advanced Telecommunications Abuse Control System ("ATACS") product line in exchange for $4,750 in cash. ATACS is a fraud-management software solution for wire-line, wireless and Internet telecommunication service providers. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net liabilities assumed of $4,932, of which $3,592 was allocated to intangible assets, including goodwill, and $1,340 was allocated to in-process research and development.

During the fourth quarter of 1998, we acquired the outstanding minority shares of Aptex Software Inc. ("Aptex"). Pursuant to the merger and related transactions, we acquired the outstanding stock held by Aptex employees for $5,321 in cash, and exchanged all outstanding Aptex stock options into options to purchase 380 shares of our common stock. As a result of this merger, we incurred a one-time charge to operations of $2,459 and recorded unearned stock-based compensation of $2,508. The application of the purchase method of accounting to this transaction resulted in an excess of cost over net assets acquired, of which $3,788 was allocated to intangible assets, including goodwill.

In-process research and development recorded in connection with the above-mentioned purchase transactions represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies which, as of the acquisition dates, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions, product sales cycles and the estimated life of each product's underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include costs of revenues, marketing and selling expenses, general and administrative expenses, and research and development, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue. We made our assessment of whether acquired technologies in these acquisitions were complete or under development in accordance with the guidelines prescribed by Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2, and Financial Accounting Standards Board Interpretation No. 4.

The unaudited pro forma results of operations below present the impact on our results of operations as if the Systems/Link, CardAlert, HighTouch, Celerity, Onyx, CASA and AIM acquisitions had occurred on January 1, 1999, and as if the WebTrak, PCS, FTI and Aptex acquisitions had occurred on January 1, 1998, instead of on their respective acquisition dates:

                                                               YEAR ENDED DECEMBER 31,
                               ----------------------------------------------------------------------------------------
                                           2000                          1999                            1998
                               --------------------------      --------------------------     -------------------------
                                               PROFORMA                        PRO FORMA                     PRO FORMA
                               HISTORICAL      COMBINED        HISTORICAL      COMBINED       HISTORICAL       COMBINED
                               ----------     -----------      ----------     -----------     ----------     ----------
                                              (UNAUDITED)                     (UNAUDITED)                    (UNAUDITED)
Total revenues                 $ 254,884       $ 270,192       $ 216,889       $ 239,690       $ 178,608      $ 181,048

Total net income (loss)         (116,418)       (121,344)         (6,272)         (6,868)         10,452          8,577

Basic net income (loss)
  per share                    $   (4.08)      $   (4.03)      $   (0.25)      $   (0.26)      $    0.41      $    0.34

Diluted net income (loss)
  per share                    $   (4.08)      $   (4.03)      $   (0.25)      $   (0.26)      $    0.39      $    0.32


NOTE 4--COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS


                                                                              DECEMBER 31,
                                                                        -----------------------
                                                                          2000          1999
                                                                        --------       --------
               Trade accounts receivable, net:
                 Billed ..........................................      $ 41,860       $ 56,738
                 Unbilled ........................................         5,593         13,890
                                                                        --------       --------
                                                                          47,453         70,628
               Less allowance for doubtful
                 accounts and sales returns ......................        (3,597)        (6,439)
                                                                        --------       --------
                                                                        $ 43,856       $ 64,189
                                                                        ========       ========

Unbilled accounts receivable represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be realized within one year. During 2000, 1999, and 1998, we reserved $6,505, $5,112, and $3,172, wrote off $3,661, $1,049, and
$3,917 and recovered $104, $0, and $79 of our allowance for doubtful accounts and sales returns. Additionally, in connection with the spin-off of Retek on September 29, 2000, we removed Retek's allowance for doubtful accounts and sales returns of $5,787 from our consolidated balance sheet.


                                                                             DECEMBER 31,
                                                                        -----------------------
                                                                          2000            1999
                                                                        --------       --------
               Property and equipment, net:
                 Computer equipment and software .................      $ 34,389       $ 28,320
                 Furniture and fixtures ..........................         8,312         11,397
                 Leasehold improvements ..........................         4,897          3,585
                                                                        --------       --------
                                                                          47,598         43,302
                 Less accumulated depreciation
                   and amortization ..............................       (26,772)       (21,083)
                                                                        --------       --------
                                                                        $ 20,826       $ 22,219
                                                                        ========       ========
               Goodwill, net:
                 Goodwill ........................................       126,053         22,740
                 Less accumulated amortization ...................       (29,243)        (5,460)
                                                                        --------       --------
                                                                        $ 96,810       $ 17,280
                                                                        ========       ========
               Intangible assets, net:
                 Acquired software development costs .............        41,538         14,532
                 Customer base ...................................         9,935          1,377
                 Assembled work force ............................         6,779          1,106
                 Other ...........................................         4,266          2,234
                                                                        --------       --------
                                                                          62,518         19,249
                 Less accumulated amortization ...................       (14,996)        (7,461)
                                                                        --------       --------
                                                                        $ 47,522       $ 11,788
                                                                        ========       ========

               Accounts payable and accrued liabilities:
                 Accounts payable ................................      $  5,712       $  9,867
                 Accrued payroll and related benefits ............        16,539         12,572
                 Accrued interest payable ........................           260          1,583
                 Accrued external costs related to spin-off ......         6,913             --
                 Income taxes payable ............................         2,662             45
                 Other ...........................................         6,589          5,982
                                                                        --------       --------
                                                                        $ 38,675       $ 30,049
                                                                        ========       ========

The carrying amounts of accrued liabilities approximate fair value because of the short-term maturities of these financial instruments.

NOTE 5-- MARKETABLE SECURITIES

At December 31, 2000 and 1999, the amortized cost and estimated fair value of marketable securities available for sale were as follows:


                                                                         DECEMBER 31, 2000
                                                     --------------------------------------------------------------
                                                     AMORTIZED        UNREALIZED        UNREALIZED           FAIR
                                                        COST             GAINS            LOSSES             VALUE
                                                     ---------        ----------        ----------          -------
     U.S. government and federal agencies ...          $59,841          $    13          $      --          $59,854
     U.S. corporate debt ....................           30,765              111                 --           30,876
     U.S. corporate equity ..................              250               --                 --              250
     Foreign corporate debt .................            2,500                2                 --            2,502
                                                       -------          -------          ---------          -------
                                                       $93,356          $   126                 --          $93,482
                                                       =======          =======          =========          =======


                                                                         DECEMBER 31, 1999
                                                     --------------------------------------------------------------
                                                     AMORTIZED        UNREALIZED        UNREALIZED           FAIR
                                                        COST             GAINS            LOSSES             VALUE
                                                     ---------        ----------        ----------          -------
     U.S. government and federal agencies ...          $62,233          $    --          $     (54)         $62,179
     U.S. corporate debt ....................           22,415               --               (109)          22,306
     U.S. corporate equity ..................            3,000            3,810                 --            6,810
     Foreign corporate debt .................            6,484               --                (38)           6,446
                                                       -------          -------          ---------          -------
                                                       $94,132          $ 3,810          $    (201)         $97,741
                                                       =======          =======          =========          =======


During the fourth quarter of 2000, we assessed the impairment in value of our $3,000 investment in Network Commerce Inc. (See Note 6) to be other than temporary and, accordingly, we wrote this investment down to $250 as of December 31, 2000, representing the aggregate fair value of our investment in this entity based on the closing market price of this publicly traded security on December 31, 2000. As a result of this write-down, we recorded a loss of $2,750 that is included in other expense, net in our statement of operations. As of December 31, 1999, we had recorded an unrealized gain of $3,810 related to our investment in this entity. No significant gains or losses were realized on our investments during 1999 or 1998.

At December 31, 2000 and 1999, all foreign corporate debt investments were denominated in U.S. dollars.


NOTE 6--EQUITY INVESTMENTS

In July 2000, we became a limited partner in Azure Capital Partners Venture Fund, a venture capital investment management fund, through an initial investment of $2,250. We have committed to invest an additional $2,750 into this fund during 2001. Our commitment to this fund will not exceed 2% of total fund ownership. This investment is being accounted for using the cost method.

In July 2000, we invested $1,000 to purchase an approximate 4% interest in Burning Glass Technologies, LLC, a privately held developer of statistical and predictive technologies for use in the employment marketplace. This investment is being accounted for using the cost method.

In March 2000, we invested $1,500 to maintain our approximate 6% ownership interest in Open Solutions Inc. ("OSI"). In April 1999, we had previously invested $6,000 to purchase an approximate 6% interest in OSI. OSI is a developer of client/server core data processing solutions for community banks and credit unions. This investment is being accounted for using the cost method.

In October 1999, we invested $3,500 to purchase an approximate 13% interest in Onyx Technologies, Inc. ("Onyx"), a provider of online data access and customer acquisition analysis for telecommunications, financial and retail service companies. In March 2000, we acquired Onyx (see Note 3).

In June 1999, we invested $3,000 to purchase an approximate 1% interest in Network Commerce Inc. ("Network Commerce"; formerly ShopNow.com Inc.), an e-commerce company that helps customers and merchants buy and sell merchandise online. In September 1999, Network Commerce became a public company. As a result, we reclassified our investment in Network Commerce in our consolidated balance sheet to a short-term available for sale investment classification (see
Note 5).

In July 1999, we invested $2,000 to purchase an approximate 16% interest in KeyLime Software Inc., a privately held software company specializing in the development of certain data mining technologies. This investment is accounted for using the cost method.

In March 1999, we invested $2,000 to purchase an approximate 3% interest in Qpass Inc., a Web-wide transaction and customer service network enabling commerce in digital goods and services. This investment is accounted for using the cost method.

In March 1999, we invested $750 to purchase an approximate 16% interest in AIM Solutions, Inc. ("AIM"), a company that provides marketing process automation, campaign execution software, and client-to-vendor data management to direct marketers of enhancement services. In March 2000, we acquired AIM (see Note 3).

NOTE 7--CREDIT AGREEMENT

We have a Credit Agreement with a bank that provides for a $15,000 revolving line of credit through July 11, 2001. During 2000 and 1999, we had no amounts outstanding under this revolving line of credit. The agreement contains covenants that restrict our ability to pay cash dividends and make loans, advances or investments without the bank's consent. As of December 31, 2000, we were in compliance with all covenants under this agreement. Borrowings under this agreement bear interest at LIBOR plus 0.5%, which is payable monthly. The applicable interest rate was 7.06% at December 31, 2000.

NOTE 8--OPERATING LEASES

At December 31, 2000, we are obligated through 2007 under non-cancelable operating leases for our facilities and equipment as follows:


                                                                                      NET FUTURE
                                     FUTURE MINIMUM          LESS SUBLEASE           MINIMUM LEASE
                                     LEASE PAYMENTS              INCOME                 PAYMENTS
                                     --------------          -------------           -------------
     2001 ...............               $  7,546                $   (283)               $  7,263
     2002 ...............                  7,052                      --                   7,052
     2003 ...............                  5,007                      --                   5,007
     2004 ...............                  2,377                      --                   2,377
     2005 ...............                  1,832                      --                   1,832
     After 2005 .........                    622                      --                     622
                                        --------                --------                --------
                                        $ 24,436                $   (283)               $ 24,153
                                        ========                ========                ========

Our corporate headquarters lease provides for scheduled rent increases and an option to extend the lease for five years with changes to the terms of the lease agreement and a refurbishment allowance. Rent expense under operating leases totaled $9,075, $6,172 and $3,689 during 2000, 1999, and 1998, respectively, net of sublease income of $555, $1,286, and $1,029, respectively.


NOTE 9--CONVERTIBLE SUBORDINATED NOTES

In March 1998, we completed an offering of $100,000 of 4.75% Convertible Subordinated Notes (the "Notes"), due on March 1, 2003, which we fully and unconditionally guaranteed. The Notes were originally convertible into our common stock at any time prior to the close of business on the maturity date at a conversion rate of 22.30 shares per $1,000 principal amount of the Notes (equivalent to a conversion price of $44.85 per share). We also had the right to redeem the Notes, in whole or in part, on or after March 6, 2001, at redemption prices (plus accrued interest), as follows: a premium of 101.9 after one year,
100.95 after two years, and at par as of the third year. This offering resulted in net proceeds to us of $97,000 after the payment of underwriters' commissions but before the deduction of offering expenses. Debt issuance costs were recorded at cost and are being amortized using the straight-line method, which approximates the effective interest-method, over the life of the Notes.

During 2000, $83,643 of the Notes were converted into HNC common stock at a conversion rate of 22.30 shares per $1,000 principal amount of the Notes (equivalent to a conversion price of $44.85 per share). In connection with these note conversions, we issued 1,872 shares of our common stock. Additionally, we paid $12,676 million in conversion premiums to the converting note holders, which we recorded as a debt conversion charge. As of December 31, 2000, $16,357 of the Notes remained outstanding. In connection with the spin-off of our Retek subsidiary, the indenture governing the Notes required an adjustment to the conversion price of the remaining outstanding Notes. This conversion price was based upon a formula that calculated an adjusted conversion rate using the relative per common share values of HNC and Retek as of the date of the spin-off. As a result of this adjustment, the remaining Notes became convertible into our common stock at a conversion rate of 100.20 shares per $1,000 principal amount of the Notes (equivalent to a conversion price of $9.98 per share). As discussed in Note 15, the remaining outstanding Notes were converted into our common stock in March 2001.

The fair value of the Notes at December 31, 2000 was estimated to be $48,657, calculated based upon the fair value of the underlying shares of HNC common stock that the Notes were convertible into as of this date based upon the revised conversion rate.

Cash amounts paid for interest related to the Notes totaled $4,750, $4,750, and $2,335 during 2000, 1999, and 1998, respectively.

NOTE 10--TREASURY, COMMON AND PREFERRED STOCK

During 2000, we repurchased 250 shares of our outstanding common stock for treasury at a cost of $18,616. During 1999, we repurchased 2,266 shares of our outstanding common stock for treasury at a cost of $50,383.

During March 1998, we completed a secondary public offering of 2,100 shares of common stock (of which 2,080 shares were sold by selling stockholders and 20 shares were sold by us) at a price to the public of $34.50 per share, which resulted in net proceeds of $655 after the payment of underwriters' commissions but before the deduction of offering expenses.

Our Board of Directors is authorized to issue up to 4,000 shares of preferred stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of common stockholders will be superceded by the rights of any preferred stock holders, if preferred stock is issued in the future.

NOTE 11--INCOME TAXES

The income tax provision (benefit) is summarized as follows:


                                                 YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------
                                             2000                1999               1998
                                            --------           --------           --------
     CURRENT:
       Federal ...................          $     --           $  3,869           $  6,659
       State .....................                --              1,042              1,549
       Foreign ...................             2,282                250                511

     DEFERRED:
       Federal ...................           (33,899)            (3,958)             3,218
       State .....................            (1,485)              (694)               715
       Foreign ...................                                   27                106
                                            --------           --------           --------
                                            $(33,102)          $    536           $ 12,758
                                            ========           ========           ========

Income before income tax provision (benefit) was taxed under the following jurisdictions:


                                              YEAR ENDED DECEMBER 31,
                                 -------------------------------------------------
                                    2000                1999               1998
                                 ---------           ---------           ---------
     Domestic .........          $(154,945)          $  (6,521)          $  21,388
     Foreign ..........              5,425                 785               1,822
                                 ---------           ---------           ---------
                                 $(149,520)          $  (5,736)          $  23,210
                                 =========           =========           =========

A reconciliation of the income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate to income before income tax provision (benefit) is summarized as follows:


                                                                             YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------
                                                                       2000            1999            1998
                                                                     --------        --------        --------
       Amounts computed at statutory federal rate ............       $(52,332)       $ (2,008)       $  8,123
       State income taxes, net of federal benefit ............           (965)            226           1,472
       Non-deductible debt conversion expense ................          4,437              --              --
       Non-deductible spin-off expense .......................          4,820              --              --
       Tax credit carry-forwards generated ...................         (1,005)           (642)           (949)
       Non-deductible stock redemption compensation
          expense ............................................             --             543             835
       Non-deductible acquired technology and
          amortization .......................................         12,110           1,947           2,895
       Minority interest in Retek ............................         (2,654)           (253)             --
       Stock based compensation ..............................          1,910             407              --
       Other, net ............................................            577             316             382
                                                                     --------        --------        --------
       Income tax provision (benefit) ........................       $(33,102)       $    536        $ 12,758
                                                                     ========        ========        ========


During 2000, 1999 and 1998, we realized certain tax benefits related to stock option transactions in the amounts of $36,392, $16,993 and $7,569, respectively. The tax benefits from these stock option tax deductions were credited directly to paid-in capital.

Deferred tax assets (liabilities) are summarized as follows:


                                                                 DECEMBER 31,
                                                           ------------------------
                                                             2000            1999
                                                           --------        --------
       Taxable pooling basis difference ............       $     --        $ 14,955
       Net operating loss carry-forwards ...........         54,953          11,257
       Tax credit carry-forwards ...................          5,713           6,251
       Allowance for doubtful accounts .............          1,431           2,506
       Deferred  tax liabilities related to
         purchase accounting .......................        (18,159)             --
       Stock based compensation ....................            741           4,106
       Other .......................................          4,210            (606)
                                                           --------        --------
                                                             48,889          38,469
       Deferred tax asset valuation allowance ......             --              --
                                                           --------        --------
                 Net deferred tax assets ...........       $ 48,889        $ 38,469
                                                           ========        ========

No valuation allowance has been recorded against our net deferred tax assets as we believe it to be more likely than not that our tax assets will be realized.

At December 31, 2000, we had federal and state net operating loss carry-forwards totaling $143,187 and $84,189, respectively. The federal net operating loss carry-forwards include $4,772 that expires in 2011, $24,618 that expires in 2019 and $113,797 that expires in 2020. The state net operating loss carry-forwards expire from 2002 through 2010.

At December 31, 2000, we also had $2,391 of federal research and development credit carry-forwards that expire from 2001 to 2020, $1,643 of state research and development credit carry-forwards that have no expiration dates, $1,525 of foreign tax credit carry-forwards that expire from 2000 to 2005, and federal and state alternative minimum tax credits of $150 and $4, respectively, that have no expiration dates. These net operating loss and research and development credit carry-forwards are subject to annual limitations and also are limited to utilization solely by the segment that generated them. Should a substantial change in our ownership occur, as defined by the Tax Reform Act of 1986, there will be additional annual limitations on our utilization of net operating loss and research and development credit carry-forwards.

We paid $484, $6,312 and $1,151 of income taxes during 2000, 1999 and 1998, respectively.

NOTE 12--SEGMENT INFORMATION

During 2000, 1999 and 1998, our reportable segments were based upon our method of internal reporting to management, who viewed our business for these periods by functional market. During 2000, 1999 and 1998, our operating segments reflected the way management organized and evaluated internal financial information to make operating decisions and assess performance. Excluding Retek, our primary operating segments include HNC Financial Solutions ("HNC FS"), HNC Insurance Solutions ("HNC IS") and HNC Telecommunications Solutions ("HNC TS").

HNC FS provides transaction-based, real-time fraud detection, authorization and action decisions for applications such as credit card charge authorization and the loan approval decision process. Our HNC FS segment also includes the activities associated with our former eHNC division, the activities of which we reintegrated into FS in July 2000. HNC IS provides users with the ability to reduce fraud losses and streamline operations in the containment of the medical costs of workers' compensation and automobile accident insurance claims, workers' compensation loss reserving, workers' compensation fraud, managed care effectiveness and provider effectiveness. HNC TS provides our telecommunications carrier customers with the ability to reduce fraud losses and determine customer profitability. HNC TS is presented below along with activities associated with our Advanced Technology Solutions group, which primarily conducts research and development for the United States government, as well as corporate activity. Retek, which we spun-off to stockholders effective September 29, 2000, is also presented separately below.

The accounting policies of the segments are the same as those described in Note
1. We evaluate the performance of our segments and allocate resources to them based on operating income. Inter-segment sales are accounted for at fair value as if the sales were to third parties.

Our operating segments reflect the way our management team organizes and evaluates internal financial information, in order to make operating decisions and assess performance. Each segment represents a strategic business unit that offers unique products and services to their functional markets. The table below presents segment data for certain statement of operations and balance sheet line items as of and for the years ended December 31, 2000, 1999 and 1998.

Segment revenues are summarized as follows:


                                                                  YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                           2000           1999            1998
                                                         --------       --------       --------
       Segment revenue:
          HNC FS                                         $ 95,668       $ 73,641       $ 63,244
          HNC IS                                           81,382         66,790         52,140
          HNC TS and other                                 17,899          7,299          6,555
                                                         --------       --------       --------
             HNC, excluding Retek                         194,969        147,730        121,939
          Retek                                            59,915         69,159         56,669
                                                         --------       --------       --------
             Total  consolidated revenue                 $254,884       $216,889       $178,608
                                                         ========       ========       ========

During 2000, 1999 and 1998, one product line in the HNC FS segment accounted for 16.8%, 15.4% and 14.5% of our total revenues, respectively. During those same periods, revenues from one product in the HNC IS segment accounted for 23.5%, 20.9% and 21.5% of our total revenues, respectively. During 1999 and 1998, one product in the Retek segment accounted for 10.1% and 13.2% of our total revenues, respectively.

Segment operating income (loss), excluding all non-cash and non-recurring charges that we do not allocate between segments, is summarized as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                           2000           1999           1998
                                                         --------       --------       --------
       Segment operating income (loss):
           HNC FS                                        $    603       $  9,935       $ 10,936
           HNC IS                                          10,572         13,390          7,651
           HNC TS and other                                (1,709)        (5,168)           700
                                                         --------       --------       --------
                HNC, excluding Retek                        9,466         18,157         19,287
           Retek                                          (36,845)        (2,318)        11,031
                                                         --------       --------       --------
                Total operating income (loss)            $(27,379)      $ 15,839       $ 30,318
                                                         ========       ========       ========

A reconciliation of the operating income (loss) reported by each of our segments to our consolidated operating income (loss) is set forth below:

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                           2000           1999           1998
                                                         --------       --------       --------
       Segment operating income (loss)                  $ (27,379)      $ 15,839       $ 30,318
       Stock-based compensation                           (21,670)       (11,985)            --
       Transaction-related costs and
         amortization                                     (43,734)        (9,158)        (3,202)
       Expense related to spin-off of Retek               (48,185)            --             --
       Acquired in-process research
         and development                                   (7,601)        (1,480)        (6,090)
       Other (Note 1)                                      (1,172)            --             --
                                                        ---------       --------       --------
           Consolidated operating income (loss)          (149,741)        (6,784)        21,026
       Interest income                                     12,924          6,299          6,799
       Interest expense                                    (4,231)        (5,747)        (4,460)
       Expense related to debt conversion                 (12,676)            --             --
       Other expense, net                                  (3,378)          (226)           (29)
       Minority interest in losses (income) of
           consolidated Subsidiaries                        7,582            722           (126)
                                                        ---------       --------       --------
       Income (loss)  before
         income tax provision                           $(149,520)     $ (5,736)      $ 23,210
                                                        =========       ========       ========


Segment depreciation expense, included in operating income, is summarized as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                           2000           1999           1998
                                                         --------       --------       --------
       Segment depreciation expense:
           HNC FS                                        $  4,533       $  2,971       $  2,921
           HNC IS                                           2,510          2,134          1,564
           HNC TS and other                                 1,122            801            355
                                                         --------       --------       --------
               HNC, excluding Retek                         8,165          5,906          4,840
           Retek                                            3,588          2,309          1,262
                                                         --------       --------       --------
               Total segment depreciation
                 expense                                 $ 11,753       $  8,215       $  6,102
                                                         ========       ========       ========

Segment assets are summarized as follows:


                                                                DECEMBER 31,
                                                        --------------------------
                                                          2000              1999
                                                        ---------        ---------
       Total segment assets:
           HNC FS                                       $  96,553        $  49,492
           HNC IS                                          60,106           40,491
           HNC TS and other                                67,003            5,872
                                                        ---------        ---------
              HNC, excluding Retek                        223,662           95,855
           Retek                                               --          129,099
                                                        ---------        ---------
              Total segment assets                        223,662          224,954
           Corporate                                      295,762          291,098
           Eliminations                                   (71,683)         (99,631)
                                                        ---------        ---------
              Total consolidated assets                 $ 447,741        $ 416,421
                                                        =========        =========

Corporate assets are primarily comprised of cash and cash equivalents, marketable securities, deferred tax assets and inter-company receivables. Eliminations primarily relate to inter-company balances and investments in subsidiaries.

Segment capital expenditures are summarized as follows:


                                                               YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                           2000           1999           1998
                                                         --------       --------       --------
       Segment capital expenditures:
           HNC FS                                        $  7,053       $  4,455       $  2,909
           HNC IS                                           2,252          4,336          1,831
           HNC TS and other                                 3,991          1,565            407
                                                         --------       --------       --------
              HNC, excluding Retek                         13,296         10,356          5,147
           Retek                                           12,070          5,737          2,939
                                                         --------       --------       --------
              Total capital expenditures                 $ 25,366       $ 16,093       $  8,086
                                                         ========       ========       ========

Revenue and long-lived assets by geographical area are summarized as follows:


                                                               YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                           2000            1999           1998
                                                         --------       --------       --------
       Revenue by geographical area:
           United States .........................       $205,361       $166,505       $137,332
           Foreign ...............................         49,523         50,384         41,276
                                                         --------       --------       --------
                   Total revenue .................       $254,884       $216,889       $178,608
                                                         ========       ========       ========

                                                                     DECEMBER 31,
                                                               -----------------------
                                                                 2000           1999
                                                               --------       --------
       Long-lived assets by geographical area:
           United States ...............................       $169,963       $ 54,174
           Foreign .....................................            159            145
                                                               --------       --------
                   Total long-lived assets .............       $169,122       $ 54,319
                                                               ========       ========


Our foreign revenues are from export sales and international operations. Export sales include sales from the United States to foreign countries. International operations include sales by foreign operations. Revenues from international operations and export sales, primarily to Western Europe, Japan and Canada, represented 19.3%, 23.2% and 23.1% of total revenues in 2000, 1999 and 1998, respectively. Export sales totaled $42,540, $37,713 and $27,840 in 2000, 1999 and 1998, respectively.

NOTE 13--STOCK COMPENSATION PLANS

We apply Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for our stock-based compensation. Had compensation cost for our stock-based compensation awards been determined based on the fair value at the grant dates of awards, consistent with the method of Financial Accounting Standards Board Statement No. 123, our net income (loss) and basic and diluted pro forma net income (loss) per common share would have been reduced to the pro forma amounts indicated below:


                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            2000          1999           1998
                                                         ---------      --------       --------
       Net income (loss):
         As reported .............................       $(116,418)     $ (6,272)      $ 10,452
         Pro forma ...............................       $(230,171)     $(43,583)      $(21,678)

       Basic net income (loss)
           per common share:
         As reported .............................       $  (4.08)      $  (0.25)      $   0.41
         Pro forma ...............................       $  (8.07)      $  (1.75)      $  (0.84)

       Diluted net income (loss)
           per common share:
         As reported .............................       $  (4.08)      $  (0.25)      $   0.39
         Pro forma ...............................       $  (8.07)      $  (1.75)      $  (0.85)

HNC Software Inc. Sponsored Plans

We administer several employee benefit plans, both active and inactive. Our active plans include our 1995 Equity Incentive Plan, our 1995 Directors Stock Option Plan, our 1995 Employee Stock Purchase Plan, and our 1998 Stock

Option Plan. Our inactive plans include our original 1987 Stock Option Plan and various plans that we acquired in conjunction with our acquisitions. Our inactive plans also include the eHNC 1999 Equity Incentive and Executive Equity Incentive Plans. As a result of a short-form merger of eHNC into HNC in July 2000, all outstanding options under eHNC plans were assumed. These assumed plans were amended to convert their respective options into HNC options as of the respective acquisition or merger dates. While subsequent to the assumption of these plans the acquired employees participated in our own stock option plans and are subject to our plans' terms and conditions, options issued prior to the acquisition or merger dates are subject to their respective plan terms and conditions. Our inactive plans are not discussed herein. For purposes of the discussion regarding our active plans below, "fair market value" means the closing price of our common stock on the Nasdaq National Market on the grant date.

Our 1995 Directors Stock Option Plan ("Directors Plan"), as amended, provides for the issuance of up to 600 nonqualified stock options to our outside directors. Under the provisions of the Directors Plan, nonqualified options to purchase 25 shares of our common stock are granted to outside directors upon their respective dates of becoming members of the Board of Directors, and nonqualified options to purchase ten shares of our stock will be granted on each anniversary date. Options under the Directors Plan are to be granted at the fair market value of the stock at the grant date and vest at specific times over a four-year period. As of December 31, 2000, 255 shares remained available for future grant under this plan.

Our 1995 Equity Incentive Plan ("Incentive Plan") as amended, provides for the issuance of up to 9,100 shares of our common stock in the form of nonqualified or incentive stock options, restricted stock or stock bonuses. Nonqualified stock options and restricted stock may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award. Options granted under the Incentive Plan may have a term of up to ten years. We have the discretion to provide for restrictions, and the lapse of restrictions, in respect of restricted stock awards. Options typically vest at the rate of 25% of the total grant per year over a four-year period; however, we may, at our discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 2000, 1,172 shares remained available for future grant under this plan.

Our 1998 Stock Option Plan ("1998 Plan"), as amended, provides for the issuance of up to 2,980 shares of our common stock in the form of nonqualified stock options to our employees, officers, consultants and independent advisors. Options granted under the 1998 Plan may have a term of up to ten years and typically vest at the rate of 25% of the total grant per year over a four-year period; however, we may, at our discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 2000, 1,148 shares remained available for future grant under this plan.

Our 1995 Employee Stock Purchase Plan ("Stock Purchase Plan"), as amended, provides for the issuance of a maximum of 850 shares of common stock. Each purchase period, eligible employees may designate between 2% and 10% of their cash compensation, up to legally permitted amounts, to be deducted from their compensation for the purchase of common stock under the Stock Purchase Plan. The purchase price of the shares under the Stock Purchase Plan is equal to 85% of the lesser of the fair market value per share on the first day of the twelve-month offering period or the last day of each six-month purchase period. During 2000, 1999 and 1998, 106, 115 and 68 shares of our common stock were issued under the Stock Purchase Plan at an average price of $29.55, $24.46 and $28.34 per share, respectively. As of December 31, 2000, 416 shares were reserved for future issuance under the Stock Purchase Plan.

Option transactions under HNC's plans during the three years ending December 31, 2000 are summarized as follows:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                                              EXERCISE
                                                                SHARES         PRICE
                                                               --------       --------
       Outstanding at December 31, 1997 ................          4,591       $  23.92
         Options granted/exchanged .....................          3,333          34.59
         Options exercised .............................           (732)         12.12
         Options canceled ..............................           (718)         32.04
                                                               --------       --------
       Outstanding at December 31, 1998 ................          6,474          29.84
         Options granted ...............................          3,845          33.67
         Options exercised .............................         (1,916)         24.68
         Options canceled ..............................         (2,368)         32.11
                                                               --------       --------
       Outstanding at December 31, 1999 ................          6,035          33.03
         Options granted/exchanged .....................          3,747          69.84
         Options exercised .............................         (3,227)         29.76
         Options canceled ..............................         (1,249)         47.57
                                                               --------       --------
       Outstanding at September 29, 2000 (a) ...........          5,306          57.60
         Options granted ...............................          1,559          17.46
         Options exercised .............................            (98)         12.44
         Options canceled ..............................           (848)         10.92
                                                               --------       --------
       Outstanding at December 31, 2000 ................          5,919          12.88
                                                               ========       ========

        (a) On September 29, 2000, in connection with the spin-off of Retek, we adjusted the exercise price of all outstanding stock options in accordance with the distribution ratio discussed in Note 2. The weighted average exercise price of options outstanding at September 29, 2000 after consummation of the spin-off was $11.21.

The fair value of each option grant under our HNC plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants during 2000, 1999 and 1998, respectively: dividend yield of 0.0% for all three years; risk-free interest rates of 6.21%, 5.47% and 5.14%; expected volatilities of 100%, 100% and 65%; and expected lives of 4.1, 4.1 and 5.0 years. The weighted average fair value of options granted under HNC plans during 2000, 1999 and 1998 was $37.61, $23.15 and $22.17, respectively. The fair value of the employees' purchase rights issued pursuant to the Stock Purchase Plan were estimated using the Black-Scholes option pricing model with the following weighted average assumptions during 2000, 1999 and 1998, respectively: dividend yield of 0.0% for all three years; risk-free interest rates of 6.18%, 4.98% and 5.02%; expected volatilities of 100%, 100% and 65%; and an expected life of 6 months for all three years. The weighted average fair value of those purchase rights granted in 2000, 1999 and 1998 was $7.29, $16.66 and $16.25, respectively.

The following table summarizes information about employee stock options outstanding at December 31, 2000 under HNC's plans:

                                               OPTIONS OUTSTANDING
                                -------------------------------------------------           OPTIONS EXERCISABLE
                                                       WEIGHTED                      -------------------------------
                                    NUMBER              AVERAGE         WEIGHTED       NUMBER              WEIGHTED
                                OUTSTANDING AT         REMAINING         AVERAGE     EXERCISABLE AT         AVERAGE
              RANGE OF            DECEMBER 31,        CONTRACTUAL       EXERCISE      DECEMBER 31,          EXERCISE
           EXERCISE PRICES           2000            LIFE (IN YEARS)      PRICE          2000                PRICE
          -----------------     --------------       ---------------    ---------    --------------        ---------
          $ 0.03  to  $6.23           814                 7.73            $5.23           126                $5.21
            6.24       7.46           733                 7.23             6.92           100                 6.97
            7.47      10.42           758                 6.58             8.58            96                 8.32
           10.43      13.22           618                 6.73            11.24           130                10.99
           13.23      16.25         1,036                 6.85            15.13           109                14.40
           16.33      18.10           858                 6.22            17.41           195                17.39
           18.11      20.25           599                 6.43            19.05            94                19.38
           20.36      29.69           503                 6.60            22.71            50                22.00
                                    -----                                              ------
            0.03      29.69         5,919                 6.81            12.88           900                12.73
                                    =====                                              ======

Retek Inc. Sponsored Plans

During 1999, Retek adopted the 1999 Equity Incentive Plan, the 1999 Director Stock Option Plan and the Employee Stock Option Exchange Program, under which options to purchase common stock in our former subsidiary Retek had been granted. During 1999, Retek also adopted the 1999 Employee Stock Purchase Plan, which provides for the issuance of Retek's common stock to eligible employee participants at a purchase price equal to 85% of the lesser of the fair market value per share on the first day of the two-year offering period and the date of purchase. As a result of our September 2000 spin-off of Retek, HNC is no longer affiliated with any Retek stock compensation plans.

During the period from January 1, 2000 through the Retek spin-off date of September 29, 2000, 464 shares of Retek common stock were issued under Retek's employee stock purchase plan at an average price of $12.75 per share. No shares were issued under this plan during 1999. Option activity under Retek's option plans during 1999 and during the period from January 1, 2000 through the spin-off date, is summarized as follows:


                                                                              WEIGHTED
                                                                              AVERAGE
                                                                              EXERCISE
                                                                SHARES          PRICE
                                                               --------       --------
       Outstanding at December 31, 1998 ................             --             --
         Options granted ...............................          7,416          10.38
         Options canceled ..............................             (5)         10.00
                                                               --------       --------
       Outstanding at December 31, 1999 ................          7,411          10.38
         Options granted ...............................          1,496          27.82
         Options canceled ..............................           (247)         19.93
                                                               --------       --------
       Outstanding at September 29, 2000 (a) ...........          8,660          13.06
                                                               ========       ========

        (a) As a result of the Retek spin-off, HNC has no further affiliation with Retek's plans or underlying options, including those outstanding as of the September 29, 2000 spin-off date.

The fair value of each option granted under Retek's plans was estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions used for grants during the period from January 1, 2000 through the September 29, 2000 spin-off date and during 1999, respectively: dividend yield of 0.0% for both years; risk-free interest rates of 5.12% and 5.47%; expected volatility of 130% and 100%; and expected lives of 4.4 and 4.1 years. The weighted average fair value of options granted under Retek plans during the period from January 1, 2000 through September 29, 2000, and during 1999, was $24.49 and $7.62, respectively. The fair value of the employees' purchase rights issued pursuant to Retek's stock purchase plan in 2000 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0.0%; risk-free interest rate of 5.50%; expected volatility of 130%; and an expected life of 6 months. The weighted average fair value of those purchase rights granted was $8.33.

Stock-Based Compensation

During 2000, we recorded net stock-based compensation expense totaling $21,670, consisting of $13,762 in stock-based compensation charges attributable to our Retek spin-off, which are discussed separately below, and $7,908 in additional net compensation expense. This additional net compensation expense relates primarily to the amortization of unearned stock-based compensation of $8,772 (of which $8,266 related to Retek) and also includes additional net compensation income of $864, primarily related to the reversal of compensation expense recorded in 1999 on variable awards, as a result of a decline in the fair values of these awards during 2000.

During 1999, Retek granted stock options to employees and directors to purchase Retek common stock at an exercise price of $10.00 per share when the deemed fair market value of Retek's common stock was $13.00 per share. As a result, Retek recorded unearned stock-based compensation totaling $21,886 representing the aggregate intrinsic value of the options on the date of grant. Additionally, during 2000, Retek recorded additional unearned stock-based compensation totaling $1,750 related to an employee option grant having an exercise price below the fair value of Retek's common stock on the date of grant. Amortization of Retek's unearned stock-based compensation totaled $1,908 during 1999 and $8,266 during the period from January 1, 2000 through the Retek spin-off date of September 29, 2000. Retek's unearned stock-based compensation balance of $13,255 at September 29, 2000, net of forfeiture reductions, was removed from our consolidated equity accounts in connection with the Retek spin-off.

During 1999, in addition to Retek's amortization of unearned stock-based compensation as described above, we recorded stock-based compensation expense totaling $10,077. This compensation expense relates primarily to stock awards granted to former employees and non-employee consultants, of which $7,972 was calculated at intrinsic value while the remainder related to variable awards measured at fair value. The intrinsic value charge consisted primarily of a one-time charge of $6,064 related to a key employee severance agreement executed in the fourth quarter of 1999.

The fair values of HNC's variable awards during 2000 and 1999 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0.0% for both years; risk-free interest rate of 5.02% and 5.23% in 2000 and 1999, respectively; volatility of 100% for both years; and expected lives from four months to one year according to the vesting date and subsequent exercise period of each option grant, and our stock prices on the various grant dates as well as on December 31, 2000 and 1999.

In August 2000, we accelerated the vesting of 25 percent of the outstanding stock options that would have been unvested as of the September 15, 2000 record date to afford our option holders the opportunity to participate in receipt of the Retek share dividend. As a result of this award modification, we recorded a non-cash stock-based compensation charge of $6,688 during the third quarter of 2000 in accordance with Financial Accounting Standards Board Interpretation No. 44, or FIN 44. Additionally, as a result of the proportionate option repricing in connection with the Retek spin-off, certain options failed to qualify for fixed accounting treatment under FIN 44. As a result, we recorded a one-time charge to operations of $7,074 related to the modification and cash repurchase of options in connection with the Retek spin-off.


NOTE 14--CONTINGENCIES

Various claims arising in the course of business, seeking monetary damages and other relief, are pending. We believe that these claims will not result in a material negative impact on our results of operations, liquidity or financial condition. However, the amount of the liability associated with these claims, if any, cannot be determined with certainty.

We recently settled, without liability, a suit that Nestor Inc. filed against us in November 1998 in the United States District Court for the District of Rhode Island. In this suit, Nestor had alleged antitrust violations and unfair competition claims with respect to our marketing of our Falcon credit card fraud detection product. Nestor's complaint also alleged that we infringed United States patents held by Nestor and sought a declaratory judgment that a United States patent we hold relating to technology used in our Falcon products is invalid and unenforceable. In January 2000 Nestor dropped its claim of patent infringement against us and in January 2001 the case settled and Nestor's remaining claims for antitrust and unfair competition were dismissed.


NOTE 15 - SUBSEQUENT EVENT

In February 2001, we announced the call for redemption of our outstanding Convertible Subordinated Notes on March 6, 2001. In March 2001, all remaining outstanding Notes were converted into 1,639 shares of our common stock at a conversion ratio of 100.2004 shares per $1,000 principal amount of Notes held.


NOTE 16--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2000 and 1999 is as follows:

                                                                         YEAR ENDED DECEMBER 31, 2000(1)(2)
                                                        -----------------------------------------------------------------
                                                          FIRST        SECOND         THIRD        FOURTH         TOTAL
                                                         QUARTER       QUARTER       QUARTER       QUARTER         YEAR
                                                        ---------     ---------     ---------     ---------     ---------
                                                                                (IN THOUSANDS)
       Revenues ....................................    $  54,564     $  67,432     $  77,812     $  55,076     $ 254,884
       Gross Profit ................................       26,896        35,349        43,543        33,609       139,397
       Operating loss ..............................      (20,992)      (30,462)      (85,363)      (12,924)     (149,741)
       Net loss ....................................      (12,215)      (20,145)      (78,519)       (5,539)     (116,418)
       Basic net income (loss) per share (a) .......    $   (0.47)    $   (0.75)    $   (2.71)    $   (0.17)    $   (4.08)
       Diluted net income (loss)  per share (a) ....    $   (0.47)    $   (0.75)    $   (2.71)    $   (0.17)    $   (4.08)

                                                                         YEAR ENDED DECEMBER 31, 1999(3)
                                                        -----------------------------------------------------------------
                                                          FIRST        SECOND         THIRD        FOURTH         TOTAL
                                                         QUARTER       QUARTER       QUARTER       QUARTER         YEAR
                                                        ---------     ---------     ---------     ---------     ---------
                                                                                 (IN THOUSANDS)
       Revenues ....................................    $  49,189     $  55,933     $  58,773     $  52,994     $ 216,889
       Gross Profit ................................       29,815        35,484        38,697        30,704       134,700
       Operating Income (loss) .....................        3,685         5,994         7,599       (24,062)       (6,784)
       Net Income (loss) ...........................        2,124         3,345         3,331       (15,072)       (6,272)
       Basic net income (loss) per share (4) .......    $    0.08     $    0.14     $    0.14     $   (0.60)    $   (0.25)
       Diluted net income (loss) per share (4) .....    $    0.08     $    0.13     $    0.13     $   (0.60)    $   (0.25)


        (1) Results of operations in 2000 include: i) charges of $1.4 million, $5.0 million and $1.2 million related to the write-off of in-process research and development in the first, second and third quarters, respectively; ii) $12.7 million in non-recurring debt conversion expense and $48.2 million in non-recurring Retek spin-off charges in the third quarter, and iii) a $2.8 million charge relating to the write-down of our investment in Network Commerce and a $1.2 million impairment charge related to the abandonment of a lease and associated property and equipment in the fourth quarter.

        (2) Results of operations in 2000 exclude Retek's results of operations in the fourth quarter, as a result of our spin-off of Retek on September 29, 2000.

        (3) Results of operations in 1999 include a charge of $1.5 million related to the write-off of in-process research and development in the fourth quarter.

        (4) Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) amounts per share do not equal the total for the year.

                                  EXHIBIT LIST

       EXHIBIT
       NUMBER       DESCRIPTION
       ------       -----------
        2.01        Agreement and Plan of Reorganization dated as of April 6,
                    1998 by and among the Registrant, FW2 Merger Corp. and the shareholders of Financial Technology, Inc. Pursuant to Item
                    601(b)(2) of Regulation S-K, certain schedules have been
                    omitted but will be furnished supplementally to the
                    Commission upon request. (Incorporated by reference to
                    Exhibit 2.01 to Registrant's Form 8-K filed April 22, 1998.)

        2.02 Plan of Merger dated December 21, 1998 adopted by Registrant and Aptex Software Inc. (Incorporated by reference to Exhibit 2.01 to Registrant's Form 8-K filed February 5,
                    1999).

        2.03        Agreement and Plan of Reorganization dated as of March 9,
                    2000 among the Registrant, ONYX Technologies, Inc. and FW2
                    Acquisition Corp. Pursuant to Item 601(b)(2) of Regulation
                    S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request.
                    (Incorporated by reference to Exhibit 2.01 to Registrant's
                    Form 8-K filed March 27, 2000.)

        2.04        Agreement and Plan of Merger among Retek Inc., HT
                    Acquisition, Inc., HighTouch Technologies, Inc. and Kipling
                    Investments Labvan Limited dated as of April 17, 2000.
                    Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request. (Incorporated by reference to Exhibit 2.01 to Registrant's Form 8-K filed
                    May 25, 2000.)

        2.05**      Agreement and Plan of Reorganization dated as of September
                    7, 2000 among Registrant, Systems/Link Corporation and SLC
                    Merger Corp. Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted but will be furnished supplementally to the Commission upon request.
                    (Incorporated by reference to Exhibit 2.01 to Registrant's
                    Form 8-K, as amended, filed September 22, 2000.)

        3.01 Registrant's Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 13, 1996.
                    (Incorporated by reference to Exhibit 3(i).04 to Registrant's Form 10-Q for the quarter ended June 30, 1996.)

        3.02        Certificate of Amendment to Registrant's Restated
                    Certificate of Incorporation filed with the Secretary of State of Delaware on June 12, 2000. (Incorporated by reference to Exhibit 4.08 to Registrant's Form S-8
                    Registration Statement, File No. 333-40344, filed June 28,
                    2000.)

        3.03*       Registrant's Bylaws, as amended.

        4.01        Form of Specimen Certificate for Registrant's Common Stock.
                    (Incorporated by reference to Exhibit 4.01 to Registrant's
                    Form S-1 Registration Statement, as amended (File No.
                    33-91932) (the "IPO S-1").)

        10.01       Registrant's 1987 Stock Option Plan and related documents.
                    (Incorporated by reference to Exhibit 10.01 to the IPO
                    S-1.)(1)

        10.02       Registrant's 1995 Equity Incentive Plan, as amended through
                    March 30, 2000. (Incorporated by reference to Exhibit 4.01 to Registrant's Form S-8 Registration Statement, File No.
                    333-40344, filed June 28, 2000.)(1)

        10.03 Form of 1995 Equity Incentive Plan Stock Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 10.02 to Registrant's Form S-4
                    Registration Statement, File No. 333-64527, as amended
                    December 21, 1998.)(1)

        10.04 Registrant's 1995 Directors Stock Option Plan, as amended through April 30, 2000. (Incorporated by reference to Exhibit 4.05 to Registrant's Form S-8 Registration
                    Statement, File No. 333-40344, filed June 28, 2000.)(1)

        10.05 Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 10.01 to Registrant's Form 10-Q for the quarter ended June 30, 1999)(1)

        10.06 Registrant's 1995 Employee Stock Purchase Plan, as amended through January 1, 2001. (Incorporated by reference to Exhibit 4.01 to Registrant's Form S-8 Registration
                    Statement, File No. 333-55398, filed February 12, 2001.)(1)

        10.07       Registrant's 1998 Stock Option Plan, as amended through
                    September 1, 2000 and related form of option agreement.
                    (Incorporated by reference to Exhibit 4.05 to Registrant's
                    Form S-8 Registration Statement, File No. 333-45442, filed
                    September 8, 2000.)(1)

        10.08       Aptex Software Inc. 1996 Equity Incentive Plan assumed by
                    Registrant. (Incorporated by reference to Exhibit 4.03 to Registrant's Form S-8 Registration Statement, File No.
                    333-71923, filed February

       EXHIBIT
       NUMBER       DESCRIPTION
       ------       -----------
                    5, 1999.)(1)

        10.09       Form of Aptex Software Inc. 1996 Equity Incentive Plan Stock
                    Option Agreement and Stock Option Exercise Agreement.
                    (Incorporated by reference to Exhibit 4.04 to Registrant's
                    Form S-8 Registration Statement, File No. 333-71923, filed
                    February 5, 1999.)(1)

        10.10       Practical Control Systems Technologies, Inc. 1998 Stock
                    Option Plan assumed by Registrant. (Incorporated by reference to Exhibit 4.03 to Registrant's Form S-8
                    Registration Statement, File No. 333-50623, filed April 21,
                    1998.)(1)

        10.11       Form of Practical Control Systems Technologies, Inc. 1998
                    Stock Option Plan Stock Option Agreement and Stock Option
                    Exercise Agreement. (Incorporated by reference to Exhibit
                    4.04 to Registrant's Form S-8 Registration Statement, File
                    No. 333-50623, filed April 21, 1998.)(1)

        10.12       Advanced Information Management Solutions, Inc. Stock Option
                    Plan assumed by Registrant. (Incorporated by reference to Exhibit 4.01 to Registrant's Form S-8 Registration
                    Statement, File No. 333-33952, filed April 4, 2000.)(1)

        10.13       Form of Advanced Information Management Solutions, Inc.
                    Stock Option Agreement. (Incorporated by reference to
                    Exhibit 4.02 to Registrant's Form S-8 Registration
                    Statement, File No. 333-33952, filed April 4, 2000.)(1)

        10.14       ONYX Technologies, Inc. 1999 Stock Plan assumed by
                    Registrant. (Incorporated by reference to Exhibit 4.03 to Registrant's Form S-8 Registration Statement, File No.
                    333-33952, filed April 4, 2000.)(1)

        10.15       Form of ONYX Technologies, Inc. Stock Option Agreement.
                    (Incorporated by reference to Exhibit 4.04 to Registrant's
                    Form S-8 Registration Statement, File No. 333-33952, filed
                    April 4, 2000.)(1)

        10.16       The Center for Adaptive Systems Applications, Inc. 1995
                    Stock Option Plan assumed by Registrant. (Incorporated by reference to Exhibit 4.05 to Registrant's Form S-8
                    Registration Statement, File No. 333-33952, filed April 4,
                    2000.)(1)

        10.17       Forms of The Center for Adaptive Systems Applications, Inc.
                    Stock Option Agreements. (Incorporated by reference to
                    Exhibit 4.06 to Registrant's Form S-8 Registration
                    Statement, File No. 333-33952, filed April 4, 2000.)(1)

        10.18       eHNC Inc. 1999 Equity Incentive Plan, as amended, assumed by
                    Registrant. (Incorporated by reference to Exhibit 4.01 to Registrant's Form S-8 Registration Statement, File No.
                    333-41388, filed July 13, 2000.)(1)

        10.19       Forms of eHNC Inc. Stock Option Agreements and Stock Option
                    Exercise Agreements under the eHNC Inc. 1999 Equity
                    Incentive Plan. (Incorporated by reference to Exhibit 4.02 to Registrant's Form S-8 Registration Statement, File No.
                    333-41388, filed July 13, 2000.)(1)

        10.20       eHNC Inc. 1999 Executive Equity Incentive Plan assumed by
                    Registrant. (Incorporated by reference to Exhibit 4.03 to Registrant's Form S-8 Registration Statement, File No.
                    333-41388, filed July 13, 2000.)(1)

        10.21       Forms of eHNC Inc. Stock Option Agreements and Stock Option
                    Exercise Agreements under the eHNC Inc. 1999 Executive
                    Equity Incentive Plan. (Incorporated by reference to Exhibit
                    4.04 to Registrant's Form S-8 Registration Statement, File
                    No. 333-41388, filed July 13, 2000.)(1)

        10.22       Systems/Link Corporation 1999 Stock Option Plan assumed by
                    Registrant and related forms of agreements. (Incorporated by reference to Exhibit 4.04 to Registrant's Form S-8
                    Registration Statement, File No. 333-45442, filed September
                    8, 2000.)(1)

        10.23       Separation Agreement dated December 14, 1999 between the
                    Registrant and Robert L. North. (Incorporated by reference to Exhibit 10.23 to Registrant's Form 10-K, as amended, for the year ended December 31, 1999.)(1)

        10.24       Separation Agreement dated December 13, 1999 between the
                    Registrant and Raymond V. Thomas. (Incorporated by reference to Exhibit 10.24 to Registrant's Form 10-K, as amended, for the year ended December 31, 1999.)(1)

        10.25       Employment Agreement dated October 13, 1999 between the
                    Registrant and John Mutch. (Incorporated by reference to Exhibit 10.25 to Registrant's Form 10-K, as amended, for the year ended December 31, 1999.)(1)

        10.26       Employment Agreement dated December 13, 1999 between the
                    Registrant and John Mutch. (Incorporated by reference to Exhibit 10.26 to Registrant's Form 10-K, as amended, for the year ended December 31, 1999.)(1)

       EXHIBIT
       NUMBER       DESCRIPTION
       ------       -----------
                    Employment Agreement dated December 13, 1999 between
                    Registrant and Kenneth J.

        10.27       Saunders. (Incorporated by reference to Exhibit 10.27 to
                    Registrant's Form 10-K, as amended, for the year ended
                    December 31, 1999.)(1)

        10.28 Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. (Incorporated by reference to Exhibit 10.08 to the IPO S-1.)(1)

        10.29       Loan and Security Agreement by and among Registrant and John
                    Mutch and Teresa Mutch, dated as of May 31, 2000.
                    (Incorporated by reference to Exhibit 20.02 to Registrant's
                    Form 10-Q, as amended, for the quarter ended June 30, 2000.)(1)

        10.30 Loan and Security Agreement by and among Registrant and Bruce Hansen and Jody Hansen, dated as of June 2, 2000.
                    (Incorporated by reference to Exhibit 20.03 to Registrant's
                    Form 10-Q, as amended, for the quarter ended June 30, 2000.)(1)

        10.31*      First Amendment to Loan and Security Agreement by and among
                    Registrant and Bruce Hansen and Jody Hansen, effective as of December 1, 2000.(1)


        10.32       Employee Option Exercise Assistance documents used under
                    Registrant's option plans, consisting of forms of Secured
                    Full Recourse Promissory Note, Stock Pledge Agreement and related documents. (Incorporated by reference to Exhibit
                    10.01 to Registrant's Form 10-Q for the quarter ended
                    September 30, 2000.)(1)

        10.33* Amended Employee Option Exercise Assistance documents, consisting of forms of Secured Full Recourse Promissory
                    Note, Stock Pledge Agreement and related documents.(1)

        10.34       [Intentionally Omitted]

        10.35*      Strategic Partnership Agreement dated as of October 23,
                    2000, between Registrant and GeoTrust, Inc., as amended by Amendment No. 1 dated March 6, 2001.

        10.36 Office Building Lease dated as of December 1, 1993, as amended effective February 1, 1994 and June 1, 1994, between
                    Registrant and PacCor Partners. (Incorporated by reference to Exhibit 10.09 to the IPO S-1.)

        10.37       Credit Agreement dated as of July 11, 1997, between
                    Registrant and Wells Fargo Bank, National Association.
                    (Incorporated by reference to Exhibit 10.02 to Registrant's
                    Form 10-Q, as amended, for the quarter ended June 30, 1997.)

        10.38       Office Building Lease dated as of May 30, 1997, between
                    Retek Information Systems, Inc. and Midwest Real Estate
                    Holdings, Inc. (Incorporated by reference to Exhibit 10.01 to Registrant's Form 10-Q, as amended, for the quarter ended
                    June 30, 1997.)

        10.39       Lease Agreement dated as of June 17, 1996, between
                    Registrant and Williams Properties I, LLC & Williams
                    Properties II, LLC. (Incorporated by reference to Exhibit
                    10.12 to Registrant's Form 10-K, as amended, for the year ended December 31, 1996.)

        10.40       Office Building Lease dated June 17, 1993, between
                    Linsco/Private Ledger Corp. and PacCor Partners and
                    Assignment of the lease to the Registrant. (Incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on
                    Form 10-K, as amended, for the year ended December 31, 1997.)

        10.41       First Amendment to Lease Agreement between Williams
                    Properties I, LLC and Williams Properties II, LLC and the
                    Registrant dated June 17, 1996, amended October 28, 1997.
                    (Incorporated by reference to Exhibit 10.16 to Registrant's
                    Form S- 4 Registration Statement, as amended, File No.
                    333-64527.)

        10.42       Second Amendment to Lease between the Registrant and W9/PC
                    Real Estate Limited Partnership dated as of April 13, 1998.
                    (Incorporated by reference to Exhibit 10.17 to Registrant's
                    Form S-4 Registration Statement, as amended, File No.
                    333-64527.)

        10.43       Industrial Lease dated as of October 2, 1998, between the
                    Registrant and The Irvine Company. (Incorporated by reference to Exhibit 99.01 to Registrant's Registration
                    Statement on Form S-8, File No. 333-71923, filed February 5,
                    1999.)

        10.44       Supplement and Amendment No. 1 dated as of November 30,
                    1998, between Retek Information Systems, Inc. and Midwest
                    Real Estate Holdings LLC. (Incorporated by reference to
                    Exhibit 99.02 to Registrant's Form S-8 Registration
                    Statement, File No. 333-71923, filed February 5, 1999.)

        10.45       Supplement and Amendment No. 2 dated as of December 18,
                    1998, between Retek Information Systems, Inc. and Midwest
                    Real Estate Holdings LLC. (Incorporated by reference to
                    Exhibit 99.03 to Registrant's Form S-8 Registration
                    Statement, File No. 333-71923, filed February 5, 1999.)

        10.46 Multi-Tenant Industrial Lease between LBA VF-1, LLC and eHNC. (Incorporated by reference to Exhibit 10.01 to Registrant's Form 10-Q for the quarter ended March 31,
                    2000.)

        21.01*      List of Registrant's subsidiaries.

       EXHIBIT
       NUMBER       DESCRIPTION
       ------       -----------
        23.01*      Consent of PricewaterhouseCoopers LLP, Independent
                    Accountants.


----------

*    Filed herewith.

** Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from this exhibit and have been filed separately with the Commission.

(1)  Management contract or compensatory plan or arrangement.