Form 10-Q
period 2001-03-31
HNC SOFTWARE INC/DE
filed 2001-05-15
CIK 945093

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001

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


                                ----------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES [X] NO [ ]

AS OF APRIL 30, 2001 THERE WERE 34,648,997 SHARES OF REGISTRANT'S COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING.

================================================================================

                                TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I.     FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

            Consolidated Balance Sheet as of March 31, 2001 (unaudited)
              and December 31, 2000.                                           3

            Consolidated Statement of Operations (unaudited) for the
              quarters ended March 31, 2001 and 2000......................     4

            Consolidated Statement of Cash Flows (unaudited) for the
              quarters ended March 31, 2001 and 2000......................     5

            Consolidated Statement of Changes in Stockholders' Equity and
              Comprehensive Income (Loss) for the quarter ended March 31,
              2001 (unaudited)............................................     6

            Notes to Consolidated Financial Statements (unaudited)........     7

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
              AND FINANCIAL CONDITION.....................................    11

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK........................................................    25

PART II.    OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS.............................................    25

ITEM 6:     EXHIBITS AND REPORTS FILED ON FORM 8-K........................    26

Signatures................................................................    27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             HNC SOFTWARE INC.
                        CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       MARCH 31,      DECEMBER 31,
                                                                                          2001            2000
                                                                                       ---------      ------------
                                                                                              (UNAUDITED)
                                                      ASSETS

      Current assets:
        Cash and cash equivalents                                                      $  46,858       $  69,271
        Marketable securities available for sale - debt                                   42,148          44,779
        Marketable securities available for sale - equity                                     42             250
        Trade accounts receivable, net                                                    42,220          43,856
        Current portion of deferred income taxes                                          18,399          15,045
        Other current assets                                                               6,784           8,402
                                                                                       ---------       ---------
                Total current assets                                                     156,451         181,603

      Marketable securities available for sale - debt                                     73,762          48,453
      Equity investments                                                                  14,719          14,719
      Property and equipment, net                                                         21,926          20,826
      Goodwill, net                                                                       87,685          96,810
      Intangible assets, net                                                              42,949          47,522
      Deferred income taxes, less current portion                                         26,234          33,844
      Other assets                                                                         2,683           3,964
                                                                                       ---------       ---------
                                                                                       $ 426,409       $ 447,741
                                                                                       =========       =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
      Contingencies (Note 7)

      Current liabilities:
        Accounts payable and accrued liabilities                                       $  19,908       $  38,675
        Deferred revenue                                                                   8,613           9,876
                                                                                       ---------       ---------
                Total current liabilities                                                 28,521          48,551

      Non-current liabilities                                                                294             259
      Convertible Subordinated Notes                                                          --          16,357
                                                                                       ---------       ---------
                Total liabilities                                                         28,815          65,167
                                                                                       ---------       ---------

      Stockholders' equity:
        Preferred stock, $0.001 par value -- 4,000 shares authorized;
            no shares issued or outstanding                                                   --              --
        Common stock, $0.001 par value -- 120,000 shares authorized;
           34,590 and 32,286 shares issued and outstanding,
            respectively                                                                      35              32
        Common stock in treasury, at cost -- 49 and 49 shares,
            respectively                                                                  (3,251)         (3,251)
        Paid-in capital                                                                  526,787         499,705
        Accumulated deficit                                                             (120,147)       (104,209)
        Notes receivable from stockholders                                                (5,166)         (9,049)
        Unearned stock-based compensation                                                   (496)           (577)
        Accumulated other comprehensive loss                                                (168)            (77)
                                                                                       ---------       ---------
                Total stockholders' equity                                               397,594         382,574
                                                                                       ---------       ---------
                                                                                       $ 426,409       $ 447,741
                                                                                       =========       =========

                           See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                         QUARTER ENDED MARCH 31,
                                                                                           2001           2000
                                                                                         --------       --------
Revenues:
   License and maintenance                                                               $ 39,455       $ 31,791
   Services and other                                                                      14,515         22,773
                                                                                         --------       --------
      Total revenues                                                                       53,970         54,564
                                                                                         --------       --------

Operating expenses:
   License and maintenance (including stock-based
      compensation expense of $7 and $126 in 2001 and 2000, respectively)                  11,458         12,746
   Services and other (including stock-based compensation expense of $394 in 2000)         10,286         15,442
   Research and development (including stock-based compensation expense of $36 and
      $1,205 in 2001 and 2000, respectively)                                               10,874         17,427
   Sales and marketing (including stock-based compensation expense of $15 and $581
      in 2001 and 2000, respectively)                                                      10,621         17,159
   General and administrative (including stock-based compensation expense of $128
      in 2001 and stock-based compensation income of $389 in 2000)                          7,227          7,395
   Transaction-related amortization and costs                                              13,690          3,965
   In-process research and development                                                         --          1,422
                                                                                         --------       --------
      Total operating expenses                                                             64,156         75,556
                                                                                         --------       --------

Operating loss                                                                            (10,186)       (20,992)

Interest income                                                                             2,635          3,455
Interest expense                                                                             (144)        (1,193)
Other expense, net                                                                            (20)          (263)
Minority interest in losses of consolidated subsidiaries                                       --          2,391
                                                                                         --------       --------
   Loss before income tax provision (benefit)                                              (7,715)       (16,602)

Income tax provision (benefit)                                                              8,223         (4,387)
                                                                                         --------       --------
      Net loss                                                                           $(15,938)      $(12,215)
                                                                                         ========       ========

Earnings per share:
   Basic and diluted net loss per common share                                           $  (0.48)      $  (0.47)
                                                                                         ========       ========

   Shares used in computing basic and diluted net loss per common share                    33,084         26,120
                                                                                         ========       ========

                           See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                        QUARTER ENDED MARCH 31,
                                                                                       -------------------------
                                                                                          2001            2000
                                                                                       ---------       ---------
      Cash flows from operating activities:
         Net loss                                                                      $ (15,938)      $ (12,215)
         Adjustments to reconcile net loss to net cash provided by (used in)
           operating activities:
            Provision for doubtful accounts                                                1,214             722
            Depreciation and amortization                                                 16,146           5,656
            Acquired in-process research and development                                      --           1,422
            Non-cash stock-based compensation expense                                        186           1,917
            Deferred income tax expense (benefit)                                          8,135          (4,387)
            Minority interest in losses of consolidated subsidiary                            --          (2,391)
            Changes in assets and liabilities:
               Trade accounts receivable                                                     422             386
               Other assets                                                                1,553          (2,228)
               Accounts payable and accrued liabilities                                  (11,861)          5,794
               Deferred revenue                                                           (1,263)         10,332
                                                                                       ---------       ---------
                  Net cash provided by (used in) operating activities                     (1,406)          5,008
                                                                                       ---------       ---------

      Cash flows from investing activities:
         Net purchases of marketable securities                                          (22,412)        (32,125)
         Cash paid for equity investments                                                     --          (1,500)
         Acquisitions of property and equipment                                           (2,607)         (7,134)
         Cash acquired in business acquisitions, net of cash paid                             --           2,263
                                                                                       ---------       ---------
                  Net cash used in investing activities                                  (25,019)        (38,496)
                                                                                       ---------       ---------

      Cash flows from financing activities:
         Net proceeds from issuances of HNC common stock                                   6,947          20,349
         Costs incurred related to issuance of Retek common stock                             --            (243)
         Payment of Retek spin-off costs                                                  (6,863)             --
         Proceeds from sales of receivables                                                   --           5,618
         Proceeds from repayments of stockholder notes                                     4,008              --
                                                                                       ---------       ---------
                  Net cash provided by financing activities                                4,092          25,724
                                                                                       ---------       ---------

      Effect of exchange rate changes on cash                                                (80)           (187)
                                                                                       ---------       ---------
      Net decrease in cash and cash equivalents                                          (22,413)         (7,951)
      Cash and cash equivalents at beginning of the period                                69,271         136,340
                                                                                       ---------       ---------

      Cash and cash equivalents at end of the period                                   $  46,858       $ 128,389
                                                                                       =========       =========

                           See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                          (UNAUDITED AND IN THOUSANDS)


                                                         COMMON STOCK             TREASURY STOCK
                                                   -----------------------    ----------------------      PAID-IN    ACCUMULATED
                                                     SHARES        AMOUNT       SHARES       AMOUNT       CAPITAL      DEFICIT
                                                   ---------     ---------    ---------    ---------     ---------   -----------
BALANCE AT DECEMBER 31,2000 ...................       32,286     $      32           49    $  (3,251)    $ 499,705    $(104,209)
Common stock options exercised ................          433             1           --           --         5,203           --
Common stock issued under Employee
  Stock Purchase Plan .........................          231            --           --           --         1,743           --
Interest accrued on stockholder notes .........           --            --           --           --            --           --
Repayment of stockholder notes ................           --            --           --           --            --           --
Tax benefit from stock option transactions ....           --            --           --           --         3,871           --
Stock-based compensation expense ..............           --            --           --           --           105           --
Common stock issued upon conversion of
  Subordinated Notes ..........................        1,639             2           --           --        16,160           --
Unrealized loss on marketable securities,
  net of tax ..................................           --            --           --           --            --           --
Foreign currency translation adjustment,
  net of tax ..................................           --            --           --           --            --           --
Net loss ......................................           --            --           --           --            --      (15,938)
                                                   ---------     ---------    ---------    ---------     ---------    ---------
BALANCE AT MARCH 31, 2001 .....................       34,590     $      35           49    $  (3,251)    $ 526,787    $(120,147)
                                                   =========     =========    =========    =========     =========    =========

                                                                                ACCUMULATED
                                                   STOCKHOLDER     UNEARNED        OTHER         TOTAL
                                                      NOTES      STOCK-BASED   COMPREHENSIVE STOCKHOLDERS'  COMPREHENSIVE
                                                    RECEIVABLE   COMPENSATION      LOSS         EQUITY      INCOME (LOSS)
                                                   -----------   ------------  ------------- -------------  -------------
BALANCE AT DECEMBER 31,2000 ...................     $  (9,049)    $    (577)    $     (77)    $ 382,574
Common stock options exercised ................            --            --            --         5,204
Common stock issued under Employee
  Stock Purchase Plan .........................            --            --            --         1,743
Interest accrued on stockholder notes .........          (125)           --            --          (125)
Repayment of stockholder notes ................         4,008            --            --         4,008
Tax benefit from stock option transactions ....            --            --            --         3,871
Stock-based compensation expense ..............            --            81            --           186
Common stock issued upon conversion of
  Subordinated Notes ..........................            --            --            --        16,162
Unrealized loss on marketable securities,
  net of tax ..................................            --            --           (11)          (11)          (11)
Foreign currency translation adjustment,
  net of tax ..................................            --            --           (80)          (80)          (80)
Net loss ......................................            --            --            --       (15,938)      (15,938)
                                                    ---------     ---------     ---------     ---------     ---------
BALANCE AT MARCH 31, 2001 .....................     $  (5,166)    $    (496)    $    (168)    $ 397,594     $ (16,029)
                                                    =========     =========     =========     =========     =========

                           See accompanying notes to consolidated financial statements.

                                HNC SOFTWARE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1--GENERAL

HNC Software Inc.

We develop, market, and support innovative predictive software solutions for leading service industries. These intelligent decision management solutions employ proprietary neural-network predictive decision engines, profiles, traditional statistical modeling, business models, expert rules and/or context vector technology to convert existing data and business experiences into meaningful recommendations and actions. In this report, HNC Software Inc. is referred to as "we," "our," and "HNC." Our former subsidiary Retek Inc., which we spun-off to our stockholders in September 2000, is referred to as "Retek."

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

We have prepared the accompanying interim consolidated financial statements, without audit, in accordance with the instructions to Form 10-Q. Consequently, we have not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position and results of operations. These consolidated financial statements and notes thereto should be read in conjunction with our audited financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The interim financial information contained in this Report is not necessarily indicative of the results to be expected for any other interim period or for any entire fiscal year.

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain prior period balances have been reclassified to conform to the current presentation.

Sales of Receivables

From time to time, we enter into agreements to sell an undivided interest in specifically identified trade accounts receivable. We sell these trade accounts receivable to a financial institution for a fee, based principally upon defined short-term market rates. Once sold, these receivables are not included in our trade accounts receivable balance on our consolidated balance sheet. We did not sell any receivables during the quarter ended March 31, 2001. During the quarter ended March 31, 2000, we sold $5,618 of our receivables, representing approximately 8% of our total cash collected from customers' receivables during this period. Expenses related to receivables sold during the quarter ended March 31, 2000 totaled $30 and are included in interest expense in our consolidated statement of operations.

New Accounting Pronouncements

                                HNC SOFTWARE INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


In September 2000, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 140"), which replaces Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS 140 revises the standards for accounting and disclosures for securitizations and other transfers of financial assets and collateral. The primary provisions of this statement become effective for us in the second quarter of 2001. We do not expect that this new accounting standard will have a significant impact on our consolidated financial position or results of operations.

NOTE 2--CONVERTIBLE SUBORDINATED NOTES

In February 2001, we announced the call for redemption of our remaining outstanding convertible subordinated notes on March 6, 2001. In March 2001, all remaining outstanding notes were converted into 1,639 shares of our common stock at a conversion ratio of 100.2004 shares per $1,000 principal amount of convertible notes held.

NOTE 3--EARNINGS PER SHARE DATA

For the quarters ended March 31, 2001 and 2000, weighted average options to purchase 2,225 and 2,934 shares of common stock, respectively, and Employee Stock Purchase Plan common stock equivalents of 108 and 24 shares of common stock, respectively, were not included in the computation of diluted net loss per common share, as their effect in these periods would have been anti-dilutive. Additionally, the assumed conversion of our convertible subordinated notes outstanding during the quarters ended March 31, 2001 and 2000 into 1,147 and 2,230 shares of common stock, respectively, was excluded from the calculation of diluted net loss per common share during these periods, as the effect of such conversion would have been anti-dilutive.

NOTE 4--SEGMENT DATA

During the quarters ended March 31, 2001 and 2000, our reportable segments were based upon our method of internal reporting to management, who viewed our business for these periods by functional market. Our operating segments reflected the way management organized and evaluated internal financial information to make operating decisions and assess performance. Excluding Retek, which we spun-off to stockholders effective September 29, 2000, our primary operating segments during these periods included HNC Financial Solutions ("FS"), HNC Insurance Solutions ("IS") and HNC Telecommunications Solutions ("TS").

FS provides transaction-based, real-time fraud detection, authorization and action decisions for applications such as credit card charge authorization and the loan approval decision process. IS provides users with the ability to reduce fraud losses and streamline operations in the containment of the medical costs of workers' compensation and automobile accident insurance claims, workers' compensation loss reserving, workers' compensation fraud, managed care effectiveness and provider effectiveness. TS provides our telecommunications carrier customers with the ability to reduce fraud losses and determine customer profitability. TS is presented below within our "Other" segment category, which also includes activities associated with our Advanced Technology Solutions group, which primarily conducts research and development for the United States government, as well as unallocated corporate expenses. Retek, which we spun-off to stockholders effective September 29, 2000, is also presented separately below.

Segment revenue and operating income (loss), which excludes certain non-cash and non-recurring expenditures that we do not allocate between segments, are as follows (unaudited):

                                HNC SOFTWARE INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             QUARTER ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                          2001          2000
                                                        --------       --------
Segment revenue:
  FS                                                    $ 27,302       $ 19,956
  IS                                                      18,402         19,422
  Other                                                    8,266          1,222
                                                        --------       --------
    HNC, excluding Retek                                  53,970         40,600
  Retek                                                       --         13,964
                                                        --------       --------
    Total consolidated revenue                          $ 53,970       $ 54,564
                                                        ========       ========

                                                             QUARTER ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                          2001          2000
                                                        --------       --------
Segment operating income (loss):
  FS                                                    $  1,724       $   (112)
  IS                                                       1,718          3,069
  Other                                                      248         (1,950)
                                                        --------       --------
    HNC, excluding Retek                                   3,690          1,007
  Retek                                                       --        (14,695)
                                                        --------       --------
      Total segment operating income (loss)                3,690        (13,688)

  Stock-based compensation                                  (186)        (1,917)
  Acquisition-related costs and amortization             (13,690)        (3,965)
  In-process research and development                         --         (1,422)
                                                        --------       --------
        Consolidated operating loss                      (10,186)       (20,992)
  Interest income                                          2,635          3,455
  Interest expense                                          (144)        (1,193)
  Other expense, net                                         (20)          (263)
  Minority interest in losses of consolidated
    subsidiary                                                --          2,391
                                                        --------       --------
        Loss before income tax provision
          (benefit)                                     $ (7,715)      $(16,602)
                                                        ========       ========

NOTE 5--ACQUISITIONS AND PRO FORMA RESULTS OF OPERATIONS

During the year ended December 31, 2000, HNC acquired the following entities in transactions that were accounted for in accordance with the purchase method of accounting: Onyx Technologies, Inc. ("Onyx"), the Center for Adaptive Systems Applications, Inc. ("CASA"), and Adaptive Systems Applications, Inc. ("AIM") were acquired in the first quarter of 2000; Celerity Technologies, Inc. ("Celerity") was acquired in the second quarter of 2000; and Systems/Link Corporation ("Systems/Link") and CardAlert Services, Inc. ("CardAlert") were acquired in the third quarter of 2000. The following table summarizes the unaudited pro forma results of operations for the quarter ending March 31, 2000, as if the above-referenced acquisitions had occurred on January 1, 2000:

                                                             QUARTER ENDED
                                                             MARCH 31, 2000
                                                              (UNAUDITED)
                                                        -------------------------

                                                                       PRO FORMA
                                                       HISTORICAL      COMBINED
                                                       ----------     -----------
      Total revenues                                    $ 54,564       $ 61,227
      Net loss                                           (12,215)       (23,245)
      Basic and diluted net loss per share              $  (0.47)      $  (0.84)

                                HNC SOFTWARE INC.
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 6--STOCK-BASED COMPENSATION

Stock-based compensation expense recorded during the quarter ended March 31, 2001 totaled $186. This expense included a one-time charge associated with an employee option award modification, along with the amortization of unearned stock-based compensation during the quarter. Net stock-based compensation expense for the quarter ended March 31, 2000 totaled $1,917. This net compensation expense included $2,630 related to Retek's amortization of unearned stock-based compensation, offset by net compensation income related to stock-based awards of $713 at HNC. The net compensation income at HNC related primarily to the reversal of compensation expense recorded in 1999 on variable awards, as a result of a decline in the fair values of these awards during the first quarter of 2000, offset by the amortization of unearned stock-based compensation during the quarter.

NOTE 7--CONTINGENCIES

Various claims arising in the course of business, seeking monetary damages and other relief, are pending. We believe that these claims will not result in a material negative impact on our results of operations, liquidity or financial condition. However, the amount of the liability associated with these claims, if any, cannot be determined with certainty.

We recently settled a suit that Nestor Inc. filed against us in November 1998 in the United States District Court for the District of Rhode Island. In this suit, Nestor had alleged antitrust violations and unfair competition claims with respect to our marketing of our Falcon credit card fraud detection product. Nestor's complaint also alleged that we infringed United States patents held by Nestor and sought a declaratory judgment that a United States patent we hold relating to technology used in our Falcon products is invalid and unenforceable. In January 2000 Nestor dropped its claim of patent infringement against us and in January 2001 the case settled and Nestor's remaining claims for antitrust and unfair competition were dismissed.

NOTE 8 -- SUBSEQUENT EVENTS

In April 2001, we acquired ClaimPort, Inc. ("ClaimPort") in exchange for approximately $3,200 in cash, including approximately $600 that we paid to reduce certain indebtedness and other liabilities of ClaimPort on the acquisition date. ClaimPort is a national electronic data interchange vendor providing Web-enabled workers' compensation injury reporting and proof of coverage services for insurance carriers, third party administrators, self-insured employers and state agencies that support claims processing for workers' compensation. This acquisition will be accounted for using the purchase method of accounting in the second quarter of 2001.

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Statements in the following section contain forward-looking information about our anticipated future operating expenses and our future capital requirements. Forward-looking statements are subject to risks and uncertainties. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various risk factors, including those appearing later in this report under the caption "Risk Factors." Investors are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason. This Report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                                    OVERVIEW

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

Excluding Retek, which we spun-off to our stockholders on September 29, 2000, our core business segments that were in place through March 31, 2001 included HNC Financial Solutions ("FS"), HNC Insurance Solutions ("IS") and HNC Telecommunications Solutions ("TS"). Each of our segments sells products that incorporate our Intelligent Response, Decision Management and Customer Analytics solutions. FS provides a suite of products that addresses the customer-lifecycle management needs of banks and other financial institutions, providing transaction-based, real-time fraud detection, authorization and action decisions for applications such as credit card charge authorization and the loan approval decision process. IS provides a suite of product solutions for the insurance industry that are designed to add value to its customers' businesses through cost reduction and improved management of risks, providing users with the ability to reduce fraud losses and streamline operations in the containment of the medical costs of workers' compensation and automobile accident insurance claims, workers' compensation loss reserving, workers' compensation fraud, managed care effectiveness and provider effectiveness. TS provides a suite of product solutions designed to help telecommunications carriers acquire more customers, enhance relationships with existing customers and retain customers for longer periods, including solutions to reduce fraud losses and determine customer profitability.

Our revenues and operating results have varied significantly in the past and in some quarters we have experienced net losses. We expect fluctuations in our operating results to continue for the foreseeable future. As a result, we believe that investors should not rely on period-to-period comparisons of our financial results as an indication of our future performance. Because our expense levels are based in part on our expectations regarding future revenues and in the short term are fixed to a large extent, we may be unable to adjust our spending in time to compensate for any unexpected revenue shortfall. We may not be able to maintain profitability on a quarterly or annual basis in the future. In addition, in the past we have acquired several companies and may continue to do so in the future. Further, in September 2000, we completed the spin-off of our former Retek subsidiary. Such transactions typically affect the comparability of our historical financial results. Acquisitions also typically generate significant continuing charges that decrease our net income, often for many fiscal periods. It is possible that in some future quarter our operating results will be below the expectations of public market analysts and investors. In that event, the price of our common stock would likely be harmed.

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

                              RESULTS OF OPERATIONS

REVENUES

Our revenues are comprised of license and maintenance revenues and services and other revenues. Our revenues for the first quarter of 2001, which excluded Retek, were $54.0 million. Revenues for the first quarter of 2000, which included Retek, were $54.6 million.

LICENSE AND MAINTENANCE REVENUES

We recognize license and maintenance revenues in several different ways, depending on the terms on which the software and maintenance are provided. Revenue from perpetual and short-term periodic licenses of our software is generally recognized upon delivery. Transactional fees under software license arrangements are recognized as revenue based on system usage or when fees based on system usage exceed the monthly minimum license fees. Software maintenance fees are recognized as revenue ratably over the maintenance periods. Transactional fees under network service or internal hosted software arrangements are recognized as revenue based on system usage or when fees based on system usage exceed the monthly minimum license fees. Amounts received under contracts in advance of delivery or performance are recorded as deferred revenue and are generally recognized within one year from receipt.

License and maintenance revenues were $39.5 million for the first quarter of 2001, an increase of 24.1% over $31.8 million for the first quarter of 2000. Excluding Retek, whose license and maintenance revenues in the first quarter of 2000 totaled $6.4 million, HNC's license and maintenance revenues for the first quarter of 2001 increased by $14.1 million, or 55.6%, over the first quarter of 2000. Within HNC, the $14.1 million increase in license and maintenance revenues was attributable to a $7.8 million increase at our FS segment and a $6.8 million increase at our combined TS and other segments, partially offset by a $0.5 million decline at our IS segment. The increase at our FS segment was attributable primarily to increased revenues associated with our Falcon and ProfitMax products, along with the addition of network revenues resulting from our acquisition of CardAlert. The increase at our combined TS and other segments was attributable primarily to growth in the TS license and maintenance business through the acquisitions of Onyx and Systems/Link, resulting in increased revenues derived primarily through the sale of our 4SCORE and RoamEx products. The decrease at our IS segment was attributable primarily to a decline in CompAdvisor product revenues, due principally to a decline in bill review volumes, partially offset by increased decision management product revenues resulting from our acquisition of Celerity.

SERVICES AND OTHER REVENUES

Services and other revenues are comprised of installation and implementation revenues, remote hosted service operation revenues and revenues which are derived from consulting contracts, new product development contracts with commercial customers and, to a lesser extent, research and development contracts with the United States Government. Revenue from software installation and implementation and from contract services is generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Amounts received under contracts in advance of performance are recorded as deferred revenue and are recognized as services are performed, which is generally within one year from receipt. Contract losses are recorded as a charge to operations in the period any losses are first identified. Installation or setup fees associated with network service and internally hosted software agreements are recognized ratably over the longer of the customer contract period or estimated life of the customer relationship. Remote hosted service fees derived from the review and repricing of customers' medical bills are recognized as revenue when the processing services are performed.

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Services and other revenues were $14.5 million for the first quarter of 2001, a decrease of 36.3% as compared to $22.8 million for the first quarter of 2000. Excluding Retek, whose services and other revenues in the first quarter of 2000 totaled $7.5 million, HNC's services and other revenues for the first quarter of 2001 decreased by $0.7 million, or 4.8%, as compared to the first quarter of 2000. Within HNC, the $0.7 million decrease in services and other revenues was attributable primarily to a $0.5 million decline at our FS segment and a $0.4 million decline at our IS segment, partially offset partially by a $0.2 million increase at our combined TS and other segments. The decline at our FS segment was attributable primarily to decreased revenues associated with Capstone implementations, partially offset by an increase in Marketing Optimization revenues. The decline at our IS segment is attributable primarily to a decline in customer bill volumes associated with our remote hosted service operations.

GROSS MARGIN

LICENSE AND MAINTENANCE GROSS MARGIN

License and maintenance costs primarily represent our expenses for personnel engaged in customer support, travel to customer sites and documentation materials. Our license and maintenance gross margins are summarized as follows:

                                                                           QUARTER ENDED MARCH 31,
                                                            ---------------------------------------------------
                                                                      2001                          2000
                                                            -----------------------        --------------------
                                                                               (IN THOUSANDS)
LICENSE AND MAINTENANCE GROSS MARGINS

      HNC operating segments .........................      $ 28,004           71.0%       $ 16,731        66.0%
      Retek operating segment ........................            --             --           2,441        38.0%
                                                            --------        -------        --------        ----
                                                              28,004           71.0%         19,172        60.3%
      Stock-based compensation expense
         not allocated to segments ...................            (7)          (0.0%)          (126)       (0.4%)
                                                            --------        -------        --------        ----
            HNC Consolidated .........................      $ 27,997           71.0%       $ 19,045        59.9%
                                                            ========        =======        ========        ====

Our license and maintenance gross margin percentage in the first quarter of 2001 increased by 11.1% over the first quarter of 2000. This increase was attributable primarily to a 5.0% margin increase within HNC, coupled with the absence of Retek in the first quarter of 2001, whose license and maintenance margins were 38.0% in the first quarter of 2000. The improvement in HNC's license and maintenance gross margin percentage was attributable primarily to a 4.7% margin increase at our FS segment and a 24.0% margin increase at our combined TS and other segments, partially offset by a 9.4% margin decline at our IS segment. The margin increase at our FS segment was attributable primarily to the increase in higher-margin Falcon and ProfitMax revenues. The margin increase at our combined TS and other segments was attributable primarily to the increase of higher-margin TS product revenues in the first quarter of 2001, primarily resulting from growth in the TS license and maintenance business through acquisitions. The margin decline at our IS segment was attributable primarily to increased customer support costs associated with decision management products, partially offset by the addition of higher-margin decision management product revenues resulting from our acquisition of Celerity.

SERVICES AND OTHER GROSS MARGIN

Services and other expenses consist of personnel and other expenses associated with providing installation and implementation services and performing development, consulting, and research development contracts, and the costs associated with hosted service operations. Our services and other gross margins are summarized as follows:

                                                                           QUARTER ENDED MARCH 31,
                                                            ---------------------------------------------------
                                                                      2001                          2000
                                                            -----------------------        --------------------
                                                                               (IN THOUSANDS)
SERVICES AND OTHER GROSS MARGINS

      HNC operating segments .........................      $  4,229           29.1%       $  5,879        38.6%
      Retek operating segment ........................            --             --           1,846        24.5%
                                                               4,229           29.1%          7,725        33.9%
      Stock-based compensation expense
         not allocated to segments ...................            --             --            (394)       (1.7%)
                                                            --------        -------        --------        ----
            HNC Consolidated .........................      $  4,229           29.1%       $  7,331        32.2%
                                                            ========        =======        ========        ====

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Our services and other gross margin percentage in the first quarter of 2001 decreased by 3.1% compared to the first quarter of 2000. This decline was attributable primarily to a 9.5% margin decline within HNC, offset by the absence of Retek in the first quarter of 2001, whose services and other margins were 24.5% in the first quarter of 2000. The decline in HNC's services and other gross margin percentage was attributable primarily to an 11.5% margin decline at our FS segment and a 6.4% margin decline at our IS segment. The margin decline at our FS segment was attributable primarily to the decline in higher-margin Capstone implementation revenues, partially offset by an increase in higher-margin Marketing Optimization revenues. The margin decline at our IS segment was attributable primarily to lower margins associated with contract development work performed during the first quarter of 2001.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses consist primarily of salaries and other personnel-related expenses, subcontracted development services, depreciation for development equipment and supplies. Research and development expense totaled $10.9 million in the first quarter of 2001 and $17.4 million in the first quarter of 2000. Excluding Retek, whose research and development expense totaled $9.3 million in the first quarter of 2000 (including $1.3 million in stock-based compensation charges), HNC's research and development expense increased by $2.7 million, or 33.8%, from $8.1 million in the first quarter of 2000 to $10.9 million in the first quarter of 2001. This increase was attributable primarily to a $3.2 million increase at our FS segment and a $0.6 million increase at our combined TS and other segments, partially offset by a decline of $1.1 million at our IS segment. The absolute dollar increase within HNC was attributable primarily to increases in staffing and related costs to support new product development activities, including those resulting from acquisitions in 2000, partially offset in part by a reduction in research and development personnel and third-party development costs associated with IS research and development projects. We anticipate that research and development expenses will increase in dollar amount and could increase as a percentage of total revenues for the foreseeable future.

SALES AND MARKETING EXPENSE

Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel, entertainment, trade shows and promotional expenses. Sales and marketing expense totaled $10.6 million in the first quarter of 2001 and $17.2 million in the first quarter of 2000. Excluding Retek, whose sales and marketing expense totaled $9.2 million in the first quarter of 2000 (including $0.6 million in stock-based compensation charges), HNC's sales and marketing expense increased by $2.7 million, or 34.2%, from $7.9 million in the first quarter of 2000 to $10.6 million in the first quarter of 2001. This increase was attributable primarily to a $0.9 million increase at our FS segment and a $1.8 million increase at our combined TS and other segments, while research and development expenditures within our IS segment remained relatively flat quarter over quarter. The absolute dollar increase within HNC was attributable primarily to increases in staffing related to the expansion of direct sales and marketing staff, including that resulting from our acquisitions in 2000. Also contributing to the increase were additional expenses associated with advertising and trade shows and other expenses to support our acquired businesses. We expect sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future. These expenses could also increase as a percentage of total revenues as we continue to develop a direct sales force in international markets and expand our domestic sales and marketing organization and increase the breadth of our product lines.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses consist primarily of personnel costs for finance, contract administration, human resources and general management, as well as insurance and professional services expenses. General and administrative expenses totaled $7.2 million in the first quarter of 2001 and $7.4 million in the first quarter of 2000. Excluding Retek, whose general and administrative expense totaled $2.6 million in the first quarter of 2000 (including $0.2 million in stock-based compensation charges), HNC's general and administrative expense increased by $2.4 million, or 49.2%, from $4.8 million in the first quarter of 2000 to $7.2 million in the first quarter of 2001. This increase was attributable primarily to a $0.6 million increase at our FS segment, a $0.5 million increase at our IS segment and a $0.6 million increase at our combined TS and other segments. Also contributing to the increase within HNC was $0.8 million in additional HNC net stock-based compensation charges as compared to the first quarter of 2000 (for a further discussion regarding stock-based compensation charges, refer to the section entitled "Stock-Based Compensation Expense" appearing later in this Report). Excluding stock-based compensation charges, the absolute dollar increase at HNC are

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

attributable primarily to additional staffing and related expenses to support a higher volume of business, including that resulting from our acquisitions in 2000.

TRANSACTION-RELATED AMORTIZATION AND COSTS

Transaction-related amortization and costs primarily include acquisition-related amortization during the first quarters of 2001 and 2000. Transaction-related amortization and costs increased from $4.0 million in the first quarter of 2000 to $13.7 million in the first quarter of 2001. This increase is attributable primarily to incremental intangible asset amortization charges as a result of our business acquisitions during 2000. The average amortization period and useful life for these intangible assets is approximately 3.5 years.

IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSE

In-process research and development expense was $1.4 million in the first quarter of 2000, related to a one-time charge recorded in connection with our acquisition of CASA. No such charges were recorded during the first quarter of 2001, as we did not consummate any acquisitions in this quarter.

INTEREST INCOME

Interest income totaled $2.6 million in the first quarter of 2001 and $3.5 million in the first quarter of 2000. The quarter over quarter decline in interest income is attributable primarily to lower average cash and investment balances during the first quarter of 2001 as compared to the first quarter of 2000.

INTEREST EXPENSE

Interest expense totaled $0.1 million in the first quarter of 2001 and $1.2 million in the first quarter of 2000. The majority of our interest expense during each of these periods relates to our convertible subordinated notes. The decline in interest expense in the first quarter of 2001 as compared to the first quarter of 2000 is attributable primarily to the conversion of $83.6 million of our convertible subordinated notes into common stock during the third quarter of 2000, and to a lesser degree the conversion of the remaining $16.4 million of such notes in the first quarter of 2001, whereas the outstanding convertible note balance during the full first quarter of 2000 was $100.0 million.

INCOME TAXES

The provision (benefit) for income taxes was $8.2 million for the first quarter of 2001 and $(4.4) million for the first quarter of 2000. The provision for the first quarter of 2001, as compared to the benefit for the first quarter of 2000, is attributable primarily to the significant increase in non-deductible acquisition-related amortization expense in the first quarter of 2001, resulting from our acquisitions during 2000. The provision (benefit) for income taxes is based on our estimates of the effective tax rates for the respective full fiscal years.

STOCK-BASED COMPENSATION EXPENSE

Within our statement of operations, stock-based compensation charges (income) have been classified as follows for the first quarters in 2001 and 2000:

                                                              QUARTERS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                             2001         2000
                                                           -------      -------
                                                              (IN THOUSANDS)
      License and maintenance .......................      $     7      $   126
      Services and other ............................           --          394
      Research and development ......................           36        1,205
      Sales and marketing ...........................           15          581
      General and administrative ....................          128         (389)
                                                           -------      -------
                                                           $   186      $ 1,917
                                                           =======      =======

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Stock-based compensation expense recorded during the first quarter of 2001 totaled $186. This expense included a one-time charge associated with an employee option award modification, along with the amortization of unearned stock-based compensation during the quarter. Net stock-based compensation expense for the first quarter in 2000 totaled $1,917. This net compensation expense included $2,630 related to Retek's amortization of unearned stock-based compensation, offset by net compensation income related to stock-based awards of $713 at HNC. The net compensation income at HNC related primarily to the reversal of compensation expense recorded in 1999 on variable awards, as a result of a decline in the fair values of these awards during the first quarter of 2000, offset by the amortization of unearned stock-based compensation during the quarter.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities totaled $1.4 million during the first quarter of 2001, compared to net cash provided by operating activities of $5.0 million during the first quarter of 2000. Cash used in operations during the first quarter of 2001 reflects our net loss of $15.9 million, reduced by non-cash aspects of our net loss totaling $14.5 million.

Net cash used in investing activities totaled $25.0 million during the first quarter of 2000, compared to net cash used in investing activities of $38.5 million in the first quarter of 1999. Cash used in investing activities during the first quarter of 2001 consisted of $22.4 million in net purchases of marketable securities and $2.6 used to purchase property and equipment.

Net cash provided by financing activities totaled $4.1 million during the first quarter of 2001, compared to net cash provided by financing activities of $25.7 million during the first quarter of 2000. Cash provided by financing activities during the first quarter of 2001 included $11.0 million in proceeds resulting from stock option exercises and employee stock purchase plan stock purchases under HNC plans, inclusive of the repayment of stockholder notes, offset by the payment of $6.9 million in investment banking fees during the first quarter of 2001 related to the Retek spin-off.

As of March 31, 2001, we had $162.8 million in cash, cash equivalents and marketable securities. We believe that these balances, including interest to be earned thereon, and borrowings available under our credit facility will be sufficient to fund our working and other capital requirements, including potential investments in other companies and other assets to support the strategic growth of our business, over the next twelve months. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities in public markets. Additional financing might not be available on terms favorable to us, or at all, particularly in light of the recent decline in the capital markets. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

In February 2001, we announced the call for redemption of our remaining outstanding convertible subordinated notes on March 6, 2001. In March 2001, all remaining outstanding notes were converted into 1,639 shares of our common stock.

In April 2001, we acquired ClaimPort in exchange for approximately $3.2 million in cash, including approximately $0.6 million that we paid to reduce certain indebtedness and other liabilities of ClaimPort on the acquisition date.

                          NEW ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 140"), which replaces Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS 140 revises the standards for accounting and disclosures for securitizations and other transfers of financial assets and collateral. The primary provisions of this statement become effective for us in the second quarter of 2001. We do not expect that this new accounting standard will have a significant impact on our consolidated financial position or results of operations.

                                HNC SOFTWARE INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

                                  RISK FACTORS

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

The challenges associated with effectively integrating acquired businesses could prevent us from realizing the intended benefits of these acquisitions. During 2000, we completed the acquisition of seven businesses (one of which was divested in connection with the spin-off of our former subsidiary Retek), and to date in 2001 we have acquired one additional business. Integrating and organizing the acquired businesses creates challenges for our operational, financial and management information systems and can pose difficulties in maintaining our corporate culture. If we do not adequately address issues presented by growth through acquisitions, we may not fully realize the intended benefits, including any financial benefits, of these acquisitions and may incur increased costs and expenses.

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

INTEREST RATE RISK

The fair value of our marketable security investments at March 31, 2001 was $116.0 million. The objectives of our investment policy are the safety and preservation of invested funds, and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents, and investments available for sale with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure. Except for certain strategic equity investments, it is also our policy to maintain concentration limits and to invest only in allowable securities as determined by our management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year and that we must maintain liquidity positions. Investments are prohibited in industries and speculative activities. Investments must be denominated in U.S. dollars.

FOREIGN CURRENCY EXCHANGE RATE RISK

We mitigate our foreign currency risks principally by contracting primarily in U.S. dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short term operations of our subsidiaries are kept in the local currencies in which they do business, with excess funds transferred to our offices in the United States for investment. For the quarter ended March 31, 2001, less than 1.0% of our sales were denominated in currencies other than our functional currency, which is the U.S. dollar.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 1998, Nestor filed a complaint against us in the United States District Court for the District of Rhode Island (C.A. No. 98 569). In the complaint, Nestor alleged antitrust violations and unfair competition in connection with our marketing of our Falcon credit card fraud detection product. The complaint also alleged that we infringed United States patents held by Nestor. Nestor sought to recover unspecified compensatory damages, treble damages and punitive damages and to obtain injunctive relief arising from these claims. The complaint also sought a declaratory judgment that a United States patent we hold relating to technology used in our Falcon products is invalid and unenforceable. We counterclaimed for patent infringement. In January 2000, Nestor dropped its claim of patent infringement against us. In January 2001, the Court granted our motion to dismiss our counterclaim that Nestor infringes our patent, and Nestor's claims that our patent is invalid or unenforceable. After that motion was granted, the case settled and Nestor's remaining claims for antitrust and unfair competition were dismissed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            Not applicable

      (b)   REPORTS FILED ON FORM 8-K

            Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HNC SOFTWARE INC.

Date:  May 14, 2001                       By: /s/  Kenneth J. Saunders
                                             ----------------------------------
                                              Kenneth J. Saunders
                                              Chief Financial Officer and
                                              Secretary

                                              (for Registrant as duly authorized
                                              officer and as Principal Financial
                                              Officer)

                                              /s/  Russell C. Clark
                                              ---------------------------------
                                              Russell C. Clark
                                              Vice President, Corporate Finance
                                              and Assistant Secretary

                                              (for Registrant as Principal
                                              Accounting Officer)