Form 10-Q
period 2001-06-30
HNC SOFTWARE INC/DE
filed 2001-08-14
CIK 945093

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001

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
(858) 546-8877
(Registrant’s telephone number, including area code)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:     YES [X]     NO [   ]

AS OF JULY 31, 2001 THERE WERE 35,018,934 SHARES OF REGISTRANT’S COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HNC SOFTWARE INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$51,496	$69,271

Marketable securities available for sale — debt	53,090	44,779

Trade accounts receivable, net	47,148	43,856

Current portion of deferred income taxes	16,900	15,045

Other current assets	6,455	8,652

Total current assets	175,089	181,603

Marketable securities available for sale — debt	65,028	48,453

Equity investments	14,112	14,719

Property and equipment, net	20,366	20,826

Goodwill, net	84,202	96,810

Intangible assets, net	40,398	47,522

Deferred income taxes, less current portion	34,579	33,844

Other assets	883	3,964

	$434,657	$447,741

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$24,175	$38,675

Deferred revenue	7,655	9,876

Total current liabilities	31,830	48,551

Non-current liabilities	430	259

Convertible subordinated notes	—	16,357

Total liabilities	32,260	65,167

Contingencies (Note 9)

Stockholders’ equity:

Preferred stock, $0.001 par value — 4,000 shares authorized; no shares issued or outstanding	—	—

Common stock, $0.001 par value — 120,000 shares authorized; 34,915 and 32,286 shares issued and outstanding, respectively	35	32

Common stock in treasury, at cost — 49 and 49 shares, respectively	(3,251)	(3,251)

Paid-in capital	532,747	499,705

Accumulated deficit	(126,155)	(104,209)

Notes receivable from stockholders	(405)	(9,049))

Unearned stock-based compensation	(442)	(577)

Accumulated other comprehensive loss	(132)	(77)

Total stockholders’ equity	402,397	382,574

	$434,657	$447,741

See accompanying notes to consolidated financial statements.

HNC SOFTWARE INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Quarters Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:

License and maintenance	$44,252	$42,393	$83,707	$74,184

Services and other	14,770	25,039	29,285	47,811

Total revenues	59,022	67,432	112,992	121,995

Operating expenses:

License and maintenance (1)	11,702	13,836	23,161	26,581

Services and other (2)	10,531	18,815	20,817	34,257

Research and development (3)	11,453	20,313	22,318	37,739

Sales and marketing (4)	10,212	19,602	20,832	36,761

General and administrative (5)	8,496	8,732	15,733	16,127

Transaction-related amortization and costs	13,889	11,546	27,579	15,512

In-process research and development	—	5,050	—	6,472

Restructuring charge	2,960	—	2,960	—

Total operating expenses	69,243	97,894	133,400	173,449

Operating loss	(10,221)	(30,462)	(20,408)	(51,454)

Interest income	1,997	3,204	4,631	6,684

Interest expense	(19)	(1,341)	(167)	(2,713)

Other expense, net	(1,108)	(210)	(1,122)	(320)

Minority interest in losses of consolidated subsidiaries	—	3,028	—	5,419

Loss before income taxes	(9,351)	(25,781)	(17,066)	(42,384)

Income tax provision (benefit)	(3,343)	(5,636)	4,880	(10,023)

Net loss	$(6,008)	$(20,145)	$(21,946)	$(32,361)

Net loss per share:

Basic and diluted net loss per share	$(0.17)	$(0.75)	$(0.65)	$(1.22)

Shares used in computing basic and diluted net loss per share	34,767	26,955	33,830	26,529

(1)	Includes non-cash stock-based compensation expense of $7 and $14 for the quarter and six months ended June 30, 2001, respectively, and $167 and $293 for the quarter and six months ended June 30, 2000, respectively.

(2)	Includes non-cash stock-based compensation expense of $401 and $795 for the quarter and six months ended June 30, 2000, respectively.

(3)	Includes non-cash stock-based compensation expense of $18 and $54 for the quarter and six months ended June 30, 2001, respectively, and $1,348 and $2,553 for the quarter and six months ended June 30, 2000, respectively.

(4)	Includes non-cash stock-based compensation expense of $13 and $28 for the quarter and six months ended June 30, 2001, respectively, and $1,020 and $1,601 for the quarter and six months ended June 30, 2000, respectively.

(5)	Includes non-cash stock-based compensation expense of $143 and $271 for the quarter and six months ended June 30, 2001, respectively, and non-cash stock-based compensation income of $315 and $705 for the quarter and six months ended June 30, 2000, respectively.

See accompanying notes to consolidated financial statements

HNC SOFTWARE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:

Net loss	$(21,946)	$(32,361)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Provision for doubtful accounts	3,625	1,797

Depreciation and amortization	32,265	20,312

Other-than-temporary loss on investments	1,095	—

Impairment of assets in connection with restructuring	2,097	—

Acquired in-process research and development	—	6,450

Non-cash stock-based compensation expense	367	4,537

Deferred income tax expense (benefit)	3,315	(10,023)

Minority interest in losses of consolidated subsidiary	—	(5,419)

Changes in assets and liabilities:

Trade accounts receivable	(7,295)	(20,228)

Other assets	2,142	(4,598)

Deferred income taxes	198	51

Accounts payable and accrued liabilities	(8,240)	4,268

Deferred revenue	(2,221)	29,419

Net cash provided by (used in) operating activities	5,402	(5,795)

Cash flows from investing activities:

Net purchases of marketable securities	(24,475)	(40,847)

Cash paid for equity investments	(250)	(2,500)

Acquisitions of property and equipment	(5,543)	(16,045)

Issuance of employee loans	—	(1,300)

Repayment of employee loans	1,500	—

Cash paid in business acquisitions, net of cash acquired	(7,042)	(18,811)

Net cash used in investing activities	(35,810)	(79,503)

Cash flows from financing activities:

Net proceeds from issuances of HNC common stock	10,322	24,408

Net proceeds from issuance of Retek common stock	—	5,635

Payment of Retek spin-off costs	(6,863)	—

Proceeds from sales of receivables	500	20,730

Proceeds from repayments of stockholder notes	8,831	—

Repurchase of HNC common stock for treasury	—	(18,616)

Repayment of debt and capital lease obligations	—	(1,553)

Net cash provided by financing activities	12,790	30,604

Effect of exchange rate changes on cash	(157)	(663)

Net decrease in cash and cash equivalents	(17,775)	(55,357)

Cash and cash equivalents at beginning of the period	69,271	136,340

Cash and cash equivalents at end of the period	$51,496	$80,983

See accompanying notes to consolidated financial statements.

HNC SOFTWARE INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	COMMON STOCK		TREASURY STOCK
					PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT

BALANCE AT DECEMBER 31, 2000	32,286	$32	49	$(3,251)	$499,705	$(104,209)

Common stock options exercised	759	1			8,578

Common stock issued under Employee Stock Purchase Plan	231				1,743

Interest accrued on stockholder notes

Repayments of stockholder notes

Tax benefit from stock option transactions					6,329

Stock-based compensation expense					232

Common stock issued upon conversion of Subordinated Notes	1,639	2			16,160

Unrealized gain on marketable securities, net of tax

Foreign currency translation adjustment, net of tax

Net loss						(21,946)

BALANCE AT JUNE 30, 2001	34,915	$35	49	$(3,251)	$532,747	$(126,155)

			ACCUMULATED
	STOCKHOLDER	UNEARNED	OTHER	TOTAL
	NOTES	STOCK-BASED	COMPREHENSIVE	STOCKHOLDERS	COMPREHENSIVE
	RECEIVABLE	COMPENSATION	INCOME (LOSS)	EQUITY	INCOME (LOSS)

BALANCE AT DECEMBER 31, 2000	$(9,049)	$(577)	$(77)	$382,574

Common stock options exercised				8,579

Common stock issued under Employee Stock Purchase Plan				1,743

Interest accrued on stockholder loans	(187)			(187)

Repayment of stockholder notes	8,831			8,831

Tax benefit from stock option transactions				6,329

Stock-based compensation expense		135		367

Common stock issued upon conversion of Subordinated Notes				16,162

Unrealized gain on marketable securities, net of tax			102	102	102

Foreign currency translation adjustment, net of tax			(157)	(157)	(157)

Net loss				(21,946)	(21,946)

BALANCE AT JUNE 30, 2001	$(405)	$(442)	$(132)	$402,397	$(22,001)

See accompanying notes to consolidated financial statements.

HNC SOFTWARE INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1—GENERAL

HNC Software Inc.

We develop, market, and support software solutions for service industries. These Customer Insight solutions employ proprietary neural network decision engines, profiles, traditional statistical modeling, business models, expert rules and/or Context Vector™ technology to convert existing structured and/or unstructured data and business experiences into meaningful recommendations and actions. In this report, HNC Software Inc. is referred to as “we,” “our,” and “HNC.” Our former subsidiary Retek Inc., which we spun-off to our stockholders in September 2000, is referred to as “Retek”.

Basis of Presentation

Our consolidated financial statements include our assets, liabilities, and results of operations, as well as those of our wholly owned subsidiaries and Retek, which was a majority-owned subsidiary prior to its spin-off in September 2000. The ownership of other interest holders in Retek was reflected as minority interest. All significant inter-company balances and transactions have been eliminated.

We have prepared the accompanying unaudited interim consolidated financial statements in accordance with the instructions to Form 10-Q. Consequently, we have not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position and results of operations. These consolidated financial statements and notes thereto should be read in conjunction with our audited financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The interim financial information contained in this Report is not necessarily indicative of the results to be expected for any other interim period or for any entire fiscal year.

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

Sales of Receivables

From time to time, we enter into agreements to sell an undivided interest in specifically identified trade accounts receivable. We sell these trade accounts receivable to a financial institution for a fee, based principally upon defined short-term market rates. Once sold, these receivables are not included in our trade accounts receivable balance on our consolidated balance sheet. During the quarter ended June 30, 2001 we sold $500 of our receivables. Expenses related to our receivables sold during the quarter ended June 30, 2001 totaled $10 and are included in interest expense in our statement of operations. We did not sell any of our receivables during the quarter ended March 31, 2001. During the quarters ended June 30, 2000 and March 31, 2000, we sold $15.1 and $5.6 million of receivables (of which $14.6 million and zero, respectively, were Retek receivables), respectively. Expenses related to these receivables sold totaled $73 and $43, respectively, and are included in interest expense in our statement of operations for these periods.

New Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), which replaces Statement of Accounting Standards No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” FAS 140 revises the standards for accounting and disclosures for securitizations and other transfers of financial assets and collateral. We adopted this new accounting standard effective April 1, 2001. The adoption of FAS 140 in the second quarter of 2001 did not have a significant impact on our consolidated financial position, results of operations or disclosures.

HNC SOFTWARE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt FAS 142 effective January 1, 2002. We are currently evaluating the effect that adoption of the provisions of FAS 142 will have on our consolidated financial position, results of operations or disclosures.

NOTE 2 — COMPANY REORGANIZATION

In April 2001, we announced and began to implement a reorganization that involved realigning our internal organization from a vertical market orientation to a horizontal product platform. This reorganization plan resulted in the elimination of various redundant corporate resources that existed in the previous vertical market organization structure. As a result of this reorganization, we incurred charges of $2,960 during the quarter ended June 30, 2001, which included severance benefits for 41 terminated employees, the write-off of certain capitalized costs associated with internal-use software no longer being used, and charges for the closure of certain office locations.

Restructuring and related charges expensed during the quarter ended June 30, 2001 were comprised of the following:

	Used	Remaining	Expense

Employee separation	$345	$—	$345

Facilities charges	86	242	328

Asset impairments	2,097	—	2,097

Other	190	—	190

	$2,718	$242	$2,960

As of June 30, 2001, the remaining restructuring accrual is $242, which primarily represents future facility lease cash obligations, net of estimated sublease income, and other accrued expenses. Such facility lease commitments end in 2002.

NOTE 3 — CONVERTIBLE SUBORDINATED NOTES

In February 2001, we announced the call for redemption of our remaining outstanding convertible subordinated notes on March 6, 2001. In March 2001, all remaining outstanding notes were converted into 1,639 shares of our common stock at a conversion ratio of 100.2004 shares per $1,000 principal amount of convertible notes held.

NOTE 4 — EARNINGS PER SHARE DATA

For the quarters ended June 30, 2001 and 2000, weighted average options to purchase 1,991 and 1,355 shares of common stock, respectively, and Employee Stock Purchase Plan common stock equivalents of 177 and 40 shares of common stock, respectively, were not included in the computation of diluted net loss per common share as their effect in these periods would have been anti-dilutive. Additionally, the assumed conversion of our convertible subordinated notes outstanding during the quarter ended June 30, 2000 into 2,230 shares of common stock was excluded from the calculation of diluted net loss per common share during this period, as the effect of such conversion would have been anti-dilutive.

HNC SOFTWARE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

For the six month periods ended June 30 2001 and 2000, weighted average options to purchase 2,114 and 2,320 shares of common stock, respectively, and Employee Stock Purchase Plan common share equivalents of 140 and 36 shares of common stock, respectively, were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive. Additionally, the assumed conversion of our convertible subordinated notes outstanding during the six-month period ended June 30, 2000 into 2,230 shares of common stock was excluded from the calculation of diluted net loss per common share during this period, as the effect of such conversion would have been anti-dilutive.

NOTE 5 — SEGMENT DATA

In April 2001, we announced and began to implement a reorganization that involved realigning our internal organization from a vertical market orientation to a horizontal product platform. As a result, our reportable segments were changed to reflect the new method in which management primarily organizes and evaluates internal financial information to make operating decisions and assess performance, based upon our customer insight product platform.

Our customer insight product platform includes our Decision Management, Customer Analytics-Risk Management and Customer Analytics-Opportunity Management product families. Decision management solutions enable companies to search across different data repositories and understand the meaning of content in text, images, SKUs or symbols, and deliver information to devices such as PCs and wireless (including PDAs) devices. It also proactively makes recommendations based upon profiles and patterns, and learns to index and retrieve only the most accurate, relevant information. Customer Analytics-Risk Management solutions enable companies to analyze their risks associated with acquiring, managing, and retaining customers by analyzing patterns in customer transactions. Risks can include fraud, churn and bad debt. Customer Analytics-Opportunity Management solutions enable companies to analyze the opportunities associated with acquiring, managing and retaining customers by analyzing patterns in customer transactions. Opportunities can include maximizing customer profitability by providing cross-sell and up-sell activities and focusing marketing efforts on more profitable customers. Additionally, as presented herein, our “Other” segment category includes our Advanced Technology Solutions group, which primarily conducts research and development for the United States government and other internally funded projects, as well as other miscellaneous products. Retek, which we spun-off to stockholders effective September 29, 2000, is also presented separately below.

The accounting policies of our operating segments are the same as those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. We do not identify or allocate our assets by operating segment. Accordingly, segment asset information is not disclosed. Prior period segment disclosures have been restated to conform to our current segment presentation.

Segment revenues and segment contribution margins are as follows (unaudited):

HNC SOFTWARE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Quarters Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Decision Management

Total revenues	27,498	25,731	54,056	47,961

Direct segment operating expenses (1)	(15,128)	(19,086)	(29,702)	(33,813)

Segment contribution margin	$12,370	$6,645	$24,354	$14,148

Customer Analytics-Risk Management

Total revenues	23,735	16,361	42,290	30,516

Direct segment operating expenses (1)	(5,601)	(3,623)	(11,423)	(7,299)

Segment contribution margin	$18,134	$12,738	$30,867	$23,217

Customer Analytics-Opportunity Management

Total revenues	6,767	3,611	14,487	6,449

Direct segment operating expenses (1)	(2,503)	(2,616)	(5,569)	(4,499)

Segment contribution margin	$4,264	$995	$8,918	$1,950

Other

Total revenues	1,022	2,141	2,159	3,521

Direct segment operating expenses (1)	(1,598)	(785)	(3,418)	(2,148)

Segment contribution margin	$(576)	$1,356	$(1,259)	$1,373

Total segment contribution margin	$34,192	$21,734	$62,880	$40,688

Reconciliation to operating loss:

Total segment margin	$34,192	$21,734	$62,880	$40,688

Indirect operating expenses (2)	(27,383)	(20,242)	(52,382)	(38,189)

Retek operating loss, excluding non-cash and non-recurring charges included below	—	(12,737)	—	(27,432)

Stock-based compensation expense	(181)	(2,621)	(367)	(4,537)

Transaction-related amortization and costs	(13,889)	(11,546)	(27,579)	(15,512)

In-process research and development	—	(5,050)	—	(6,472)

Restructuring charges	(2,960)	—	(2,960)	—

Total operating loss	(10,221)	(30,462)	(20,408)	(51,454)

(1)	Direct segment operating expenses include direct costs associated with cost of sales, research and development, and sales and marketing activities. Direct costs reflect only direct controllable expenses associated with each segment’s line of business.

(2)	Indirect operating expenses include costs associated with costs of sales, research and development and sales and marketing activities that are not allocated directly to segments, and also include general corporate and administrative expenses, including facilities and information technology overhead costs.

NOTE 6 — ACQUISITIONS AND PRO FORMA RESULTS OF OPERATIONS

In April 2001, we acquired ClaimPort, Inc. (“ClaimPort”) in exchange for approximately $3,200 in cash. ClaimPort is a national electronic data interchange vendor providing Web-enabled workers’ compensation injury reporting and proof of coverage services for insurance carriers, third party administrators, self-insured employers and state agencies that support claims processing for workers’ compensation. We applied the purchase method of accounting for this acquisition, which resulted in a purchase price of $3,474. The excess of this amount over the net liabilities assumed was $4,068, which was allocated to intangible assets, including goodwill.

In June 2001, we acquired two workers’ compensation compliance reporting products and related customer base from ecDataFlow.com Inc. in exchange for approximately $3,600 in cash. We acquired OASIS, a client/server EDI connectivity program for transmitting injury reports, medical bills, and insurance claims, and NIIDS, an ASP-based connectivity product

HNC SOFTWARE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

that integrates with OASIS. We applied the purchase method of accounting for this acquisition, which resulted in a purchase price of $3,682, all of which was allocated to intangible assets, including goodwill.

During the year ended December 31, 2000, we acquired the following entities in transactions that were accounted for in accordance with the purchase method of accounting: Onyx Technologies, Inc. (“Onyx”), the Center for Adaptive Systems Applications, Inc. (“CASA”), and Adaptive Systems Applications, Inc. (“AIM”) were acquired in the first quarter of 2000; Celerity Technologies, Inc. (“Celerity”) was acquired in the second quarter of 2000; and Systems/Link Corporation (“Systems/Link”) and CardAlert Services, Inc. (“CardAlert”) were acquired in the third quarter of 2000.

The following table summarizes the unaudited pro forma results of operations for the six months ending June 30, 2001 and June 30, 2000, as if the above-referenced acquisitions had occurred on January 1, 2000, instead of their respective later acquisition dates:

	SIX MONTHS ENDED

	JUNE 30, 2001		JUNE 30, 2000

		PRO FORMA		PRO FORMA
		COMBINED		COMBINED
	HISTORICAL	(Unaudited)	HISTORICAL	(Unaudited)

Total revenues	$112,992	$113,490	$121,995	$134,265

Net loss	(21,946)	(22,867)	(32,361)	(44,752)

Basic and diluted net loss per share	$(0.65)	$(0.68)	$(1.22)	$(1.69)

NOTE 7 — OTHER-THAN-TEMPORARY LOSS ON INVESTMENTS

During the quarter ended June 30, 2001, we assessed the impairment in value of our $250 investment in Network Commerce Inc. to be other than temporary and, accordingly, we wrote this investment down to $12, representing the aggregate fair value of our investment in this entity based on the closing market price of this publicly traded security on June 30, 2001. Additionally, during this same quarter, we assessed the impairment in value of our $2,000 investment in Qpass Inc. to be other than temporary and, accordingly wrote this investment down to $1,143, representing the aggregate fair value of our investment in this entity based upon the per-share valuation inherent in this entity’s most recent private financing round which occurred during our second quarter. As a result of these write-downs, we recorded a loss of $1,095 that is included in other expense, net in our statement of operations.

NOTE 8 — STOCK-BASED COMPENSATION

Stock-based compensation expense totaled $181 and $367 during the quarter and six months ended June 30, 2001, respectively. This expense included one-time charges associated with option award modifications totaling $136 and $254, respectively, along with the amortization of unearned stock-based compensation totaling $45 and $113, respectively. Stock-based compensation expense totaled $2,621 and $4,537 during the three and six months ended June 30, 2000, respectively. This net compensation expense consisted of the amortization of unearned stock-based compensation related to Retek totaling $2,794 and $5,424, respectively, offset by net compensation income at HNC totaling $173 and $887, respectively. The net compensation income at HNC related primarily to the reversal of compensation expense recorded in 1999 on variable awards, as a result of a decline in the fair values of these awards during the first and second quarters of 2000.

NOTE 9 — CONTINGENCIES

Various claims arising in the course of business, seeking monetary damages and other relief, are pending. We believe that these claims will not result in a material negative impact on our results of operations, liquidity, or financial condition. However, the amount of the liability associated with these claims, if any, cannot be determined with certainty.

HNC SOFTWARE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements also include, among other things, statements about our future costs and operating expenses and our future capital needs. These statements are not guarantees of future performance and are subject to risks and uncertainties, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described under the heading “Risk Factors” and elsewhere in this report. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

We are a provider of a customer insight software platform that enables companies in the financial services, insurance, telecommunications and e-commerce industries to acquire, manage and retain customers. Our technology helps businesses make the right decisions about their customers in real time. It can improve a business’ speed in: differentiating between customer value and risk; determining what customers want without invading their privacy; delivering personalized service and managing customers more profitably; and developing customer loyalty.

In April 2001, we announced and began to implement a reorganization that involved realigning our internal organization from a vertical market orientation to a horizontal product platform. As a result, our reportable segments were changed to reflect the new method in which management primarily organizes and evaluates internal financial information to make operating decisions and assess performance, based upon our customer insight product platform. Our customer insight software platform is comprised of three primary product families: Decision Management, Risk Analytics and Opportunity Analytics. This platform is a combination of patented and proprietary technologies that help businesses gain customer insight. Specific capabilities of our product families include:

Decision Management: Decision Management enables companies to make instant, automated decisions regarding customer applications, including the ability to identify and determine customer creditworthiness. This allows companies to simultaneously reduce costs and increase the speed of the customer acquisition process. In addition, it allows companies to process large quantities of applications and claims in real time through multiple acquisition and delivery channels.

Customer Analytics — Risk Management: Risk Analytics enable companies to analyze the risks associated with acquiring, managing and retaining customers by analyzing patterns in customer transactions. Risks can include fraud, churn and bad debt.

Customer Analytics — Opportunity Management: Opportunity Analytics enables companies to analyze the opportunities associated with acquiring, managing and retaining customers by analyzing patterns in customer transactions. Opportunities can include maximizing customer profitability by providing cross-sell and up-sell activities and focusing marketing efforts on more profitable customers.

Our revenues and operating results have varied significantly in the past and in some quarters we have experienced net losses. We expect fluctuations in our operating results to continue for the foreseeable future. As a result, we believe that investors should not rely on period-to-period comparisons of our financial results as an indication of our future performance. Because our expense levels are based in part on our expectations regarding future revenues and in the short term are fixed to a large extent, we may be unable to adjust our spending in time to compensate for any unexpected revenue shortfall. Further, we expect a slight decline in our total revenues due to our recent discontinuance of eight of our products. We may not be able to maintain profitability on a quarterly or annual basis in the future. In addition, in the past we have acquired several companies and may continue to do so in the future. Further, in September 2000, we completed the spin-off of our former Retek subsidiary. Such transactions typically affect the comparability of our historical financial results. Acquisitions also typically generate significant continuing charges that decrease our net income, often for many fiscal periods. It is possible that in some future quarter our operating results will be below the expectations of public market analysts and investors. In that event, the price of our common stock would likely be harmed.

RESULTS OF OPERATIONS

Revenues

Our revenues are comprised of license and maintenance revenues and services and other revenues. Our revenues for the second quarter of 2001, which excluded Retek, were $59.0 million. Revenues for the second quarter of 2000, which included Retek, were $67.4 million. Revenues for the six months ended June 30, 2001, which excluded Retek, were $113.0 million. Revenues for the six months ended June 30, 2000, which included Retek, were $122.0 million.

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

QUARTER ENDED JUNE 30, 2001

License and maintenance revenues were $44.3 million for the second quarter of 2001, an increase of 4.4% over $42.4 million for the second quarter of 2000. Excluding Retek, whose license and maintenance revenues in the second quarter of 2000 totaled $11.5 million, HNC’s license and maintenance revenues for the second quarter of 2001 increased by $13.4 million, or 43.3%, over the second quarter of 2000. Within HNC, the $13.4 million increase in license and maintenance revenues was attributable primarily to a $5.4 million increase in Decision Management segment revenues, a $7.3 million increase in Customer Analytics-Risk Management segment revenues and a $1.5 million increase Customer Analytics-Opportunity Management segment revenues, offset by a $0.8 million decline in revenues associated with other products, principally related to a decline in revenues associated with our former intelligent response product line.

The increase in our Decision Management segment was attributable primarily to incremental revenues associated with our RoamEx product, which we acquired in connection with our acquisition of Systems/Link in the third quarter of 2000, and to our recognition of incremental license fees resulting from two CompAdvisor customer pricing changes from recurring transactionally-based fees to one-time fixed fees in the second quarter of 2001, partially offset by a decrease in CompAdvisor transactionally-based revenues. The increase in our Customer Analytics-Risk Management segment was attributable primarily to an increase in Falcon and ProfitMax Fraud product revenues, along with incremental revenues associated with Card Alert Network and FraudTec products, resulting from our acquisitions of Card Alert and Systems/Link in the third quarter of 2000, partially offset by a decline in revenues associated with our ATACS product. The increase in Falcon and ProfitMax Fraud revenues included revenues related to customer license pricing changes from transactionally-based fees to one-time fixed fees. The increase in our Customer Analytics-Opportunity Management segment was attributable primarily to our recognition of revenues related to termination fees from a ProfitMax customer that sold its credit card portfolio and therefore no longer had a use for our product. To the extent that our customers change from paying license fees on a recurring transactional basis to paying us one-time license fees and we do not replace these recurring fees with additional customer agreements, our recurring revenues will decrease.

SIX MONTHS ENDED JUNE 30, 2001

License and maintenance revenues were $83.7 million for the six months ended June 30, 2001, an increase of 12.8% over $74.2 million for the six months ended June 30, 2000. Excluding Retek, whose license and maintenance revenues during the six months ended June 30, 2000 totaled $17.9 million, HNC’s license and maintenance revenues for the six months ended June 30, 2001 increased by $27.4 million, or 48.8%, over the six months ended June 30, 2000. Within HNC, the $27.4 million increase in license and maintenance revenues was attributable primarily to a $12.1 million increase in Decision Management segment revenues, a $11.6 million increase in Customer Analytics-Risk Management segment revenues and a $5.0 million increase in Customer Analytics-Opportunity Management segment revenues, partially offset by a $1.3 million decline in revenues associated with our other products, principally related to a decline in revenues associated with our former intelligent response product line.

The increase in our Decision Management segment was attributable primarily to incremental revenues associated with our RoamEx product, which we acquired in connection with our acquisition of Systems/Link in the third quarter of 2000, the recognition of 4Score product revenues for a full six months in 2001, resulting from our acquisition of Onyx in the first quarter of 2000, and to our recognition of incremental license fees resulting from two CompAdvisor customer pricing changes from transactionally-based fees to one-time fixed fees, partially offset by a decrease in CompAdvisor transactionally-based revenues. The recognition of a full six months of Celerity product revenues in 2001 also contributed to this increase, as we acquired Celerity in the second quarter of 2000. The increase in our Customer Analytics-Risk Management segment was attributable primarily to an increase in Falcon and ProfitMax Fraud product revenues, along with incremental revenues associated with Card Alert Network and FraudTec products, resulting from our acquisitions of Card Alert and Systems/Link in the third quarter of 2000, and an increase in Eagle product revenues. The increase in Falcon and ProfitMax Fraud revenues included revenues related to customer license pricing changes from transactionally-based fees to one-time fixed fees. The increase in our Customer Analytics-Opportunity Management segment was attributable primarily to an increase in ProfitMax and ProfitVision product revenues. The increase in ProfitMax revenues included our recognition of revenues related to termination fees from a customer that sold its credit card portfolio and therefore no longer had a use for our product. To the extent that our customers change from paying license fees on a recurring transactional basis to paying us one-time license fees and we do not replace these recurring fees with additional customer agreements, our recurring revenues will decrease.

Services and Other Revenues

Services and other revenues are comprised of installation and implementation revenues, remote hosted service operation revenues and revenues which are derived from consulting contracts, new product development contracts with commercial customers and, to a lesser extent, research and development contracts with the United States Government. Revenue from software installation and implementation and from contract services is generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Amounts received under contracts in advance of performance are recorded as deferred revenue and are generally recognized within one year from receipt. Contract losses are recorded as a charge to operations in the period any losses are first identified. Installation or setup fees associated with network service and internally hosted software agreements are recognized ratably over the longer of the customer contract period or estimated life of the customer relationship. Remote hosted service fees derived from the review and repricing of customers’ medical bills are recognized as revenue when the processing services are performed.

QUARTER ENDED JUNE 30, 2001

Services and other revenues were $14.8 million for the second quarter of 2001, a decrease of 41.0% as compared to $25.0 million for the second quarter of 2000. Excluding Retek, whose services and other revenues in the second quarter of 2000 totaled $8.1 million, HNC’s services and other revenues for the second quarter of 2001 declined by $2.1 million, or 12.9%, as compared to the second quarter of 2000. Within HNC, the $2.1 million decline in services and other revenues was attributable primarily to a $3.6 million decline in Decision Management segment revenues, partially offset by a $1.6 million increase in Customer Analytics-Opportunity Management segment revenues.

The decline in our Decision Management segment was attributable primarily to decreased revenues associated with Capstone implementations along with a decline in customer bill review volumes associated with our remote hosted service operations. The increase in our Customer Analytics-Opportunity management segment was attributable primarily to an increase in marketing optimization service revenues.

SIX MONTHS ENDED JUNE 30, 2001

Services and other revenues were $29.3 million for the six months ended June 30, 2001, a decrease of 38.7% over $47.8 million for the six months ended June 30, 2000. Excluding Retek, whose services and other revenues during the six months ended June 30, 2000 totaled $15.6 million, HNC’s services and other revenues for the six months ended June 30,

2001 decreased by $2.9 million, or 9.0%, over the six months ended June 30, 2000. Within HNC, the $2.9 million decline in services and other revenues was attributable primarily to a $6.0 million decline in Decision Management segment revenues, partially offset by an increase in Customer Analytics-Opportunity segment revenues.

The decline in our Decision Management segment was attributable primarily to decreased revenues associated with Capstone implementations along with a decline in customer bill review volumes associated with our remote hosted service operations. The increase in our Customer Analytics-Opportunity management segment was attributable primarily to an increase in marketing optimization service revenues, relating primarily to a full six months of service revenues in 2001 pertaining to CASA, which we acquired in March of 2000.

Gross Margin

License and Maintenance Gross Margin

License and maintenance costs primarily represent our expenses for personnel engaged in customer support, travel to customer sites and documentation materials. Our license and maintenance gross margins are summarized as follows:

	Quarter Ended June 30,				Six Months Ended June 30,

	2001		2000		2001		2000

	(in thousands)				(in thousands)

License and Maintenance Gross Margins

HNC operating segments	$32,557	73.6%	$22,008	71.3%	$60,560	72.3%	$38,739	68.9%

Retek segment	—		6,716	58.4%	—		9,157	51.0%

	32,557	73.6%	28,724	67.8%	60,560	72.3%	47,896	64.6%

Stock-based compensation expense not allocated to segments	(7)	(0.0%)	(167)	(0.4%)	(14)	(0.0%)	(293)	(0.4%)

HNC Consolidated	$32,550	73.6%	$28,557	67.4%	$60,546	72.3%	$47,603	64.2%

QUARTER ENDED JUNE 30, 2001

Our license and maintenance gross margin percentage in the second quarter of 2001 increased by 6.2% over the second quarter of 2000. This increase was attributable primarily to a 2.3% margin increase within HNC, coupled with the absence of Retek in the second quarter of 2001, whose license and maintenance margins were 58.4% in the second quarter of 2000. The improvement in HNC’s license and maintenance gross margin percentage was attributable primarily to the recognition of incremental license fees associated with customer pricing changes in the second quarter of 2001, including those relating to CompAdvisor, Falcon and ProfitMax Fraud products, an increase in ProfitMax margins resulting from our recognition of termination fees associated with a customer that sold its credit card portfolio and therefore no longer had a use for our product, and an increase in higher-margin RoamEx and recurring Falcon revenues, partially offset by a decline in margins associated with recurring CompAdvisor product revenues due to increased customer support costs.

SIX MONTHS ENDED JUNE 30, 2001

Our license and maintenance gross margin percentage in the six months ended June 30, 2001 increased by 8.1% over the six months ended June 30, 2000. This increase was attributable primarily to a 3.4% margin increase within HNC, coupled with the absence of Retek in the second quarter of 2001, whose license and maintenance margins were 51.0% in the second quarter of 2000. The improvement in HNC’s license and maintenance gross margin percentage was attributable primarily to the recognition of incremental license fees associated with customer pricing changes during the first six months in 2001, including those related to CompAdvisor, Falcon and ProfitMax Fraud products, an increase in ProfitMax margins resulting from our recognition of termination fees associated with a customer that sold its credit card portfolio and therefore no longer had a use for our product, and an increase in higher-margin RoamEx, 4Score and recurring Falcon product revenues, partially offset by a decline in margins associated with recurring CompAdvisor product revenues due to increased customer support costs.

Services and Other Gross Margin

Services and other expenses consist of personnel and other expenses associated with providing installation and implementation services and performing development, consulting, and research development contracts, and the costs associated with hosted service operations. Our services and other gross margins are summarized as follows:

	Quarter Ended June 30,				Six Months Ended June 30,

	2001		2000		2001		2000

	(in thousands)				(in thousands)

Services and Other Gross Margins

HNC operating segments	$4,239	28.7%	$4,935	29.1%	$8,468	28.9%	$10,813	33.6%

Retek segment	—		1,690	20.9%	—		3,536	22.6%

	4,239	28.7%	6,625	26.5%	$8,468	28.9%	14,349	30.0%

Stock-based compensation expense not allocated to segments	—		(401)	(1.6%)	—		(795)	(1.7%)

HNC Consolidated	$4,239	28.7%	6,224	24.9%	$8,468	28.9%	13,554	28.3%

QUARTER ENDED JUNE 30, 2001

Our services and other gross margin percentage in the second quarter of 2001 increased by 3.8% compared to the second quarter of 2000. This increase was attributable primarily to the absence of Retek in the second quarter of 2001, whose services and other margins were 20.9% in the second quarter of 2000, partially offset by a 0.4% margin decline within HNC. The decline in HNC’s services and other gross margin percentage was attributable primarily to the decline in higher-margin Capstone implementation revenues and to a decline in margins associated with remote hosted bill review services, partially offset by an increase in higher-margin marketing optimization revenues.

SIX MONTHS ENDED JUNE 30, 2001

Our services and other gross margin percentage in the six months ended June 30, 2001 increased by 0.6% compared to the six months ended June 30, 2000. This increase was attributable primarily to the absence of Retek in the six months ended June 30, 2001, whose services and other margins were 22.6% in the six months ended June 30, 2000, partially offset by a 4.7% margin decline within HNC. The decline in HNC’s services and other gross margin percentage was attributable primarily to the decline in higher-margin Capstone implementation revenues and to a decline in margins associated with remote hosted bill review services, partially offset by an increase in higher-margin marketing optimization revenues.

Research and Development Expense

Research and development expenses consist primarily of salaries and other personnel-related expenses, subcontracted development services, depreciation of development equipment and supplies. Research and development expenses include non-cash stock-based compensation expense of $18 and $1,348 for the quarters ended June 30, 2001 and 2000, respectively, and $54 and $2,553 for the six months ended June 30, 2001 and 2000, respectively.

QUARTER ENDED JUNE 30, 2001

Research and development expenses totaled $11.5 million during the second quarter of 2001 and $20.3 million during the second quarter of 2000. Excluding Retek, whose research and development expense totaled $10.1 million during the second quarter of 2000 (including $1.3 million in stock-based compensation charges), our research and development expenses increased by $1.3 million, or 12.4%. This increase was attributable primarily to an increase in staffing and related costs to support new product development activities, including those resulting from acquisitions in 2000 and in the second quarter of 2001, partially offset by a reduction in research and development personnel and third-party development costs associated with certain decision management research and development projects.

SIX MONTHS ENDED JUNE 30, 2001

Research and development expenses totaled $22.3 million during the six months ended June 30, 2001 and $37.7 million during the six months ended June 30, 2000. Excluding Retek, whose research and development expense totaled $19.4 million during the six months ended June 30, 2000 (including $2.6 million in stock-based compensation charges), our research and development expenses increased by $4.0 million, or 21.6%. This increase was attributable primarily to increases in staffing and related costs to support new product development activities, including those resulting from acquisitions in 2000 and in the second quarter of 2001, partially offset by a reduction in research and development personnel and third-party development costs associated with certain decision management research and development projects.

We anticipate that research and development expenses will increase in dollar amount and could increase as a percentage of total revenues for the foreseeable future.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel, entertainment, trade shows and promotional expenses. Sales and marketing expenses include non-cash stock-based compensation expense of $13 and $1,020 for the quarters ended June 30, 2001 and 2000, respectively, and $28 and $1,601 for the six months ended June 30, 2001 and 2000, respectively.

QUARTER ENDED JUNE 30, 2001

Sales and marketing expenses totaled $10.2 million during the second quarter of 2001 and $19.6 million during the second quarter of 2000. Excluding Retek, whose sales and marketing expense totaled $10.3 million in the second quarter of 2000 (including $0.6 million in stock-based compensation charges), our sales and marketing expenses increased by $0.9 million, or 9.4%. This increase was attributable primarily to increases in staffing related to the expansion of direct sales and marketing staff, including those resulting from our acquisitions in 2000. Also contributing to the increase were incrementally higher commission charges as a result of higher sales, and additional expenses associated with advertising and trade shows, along with other expenses to support our acquired businesses.

SIX MONTHS ENDED JUNE 30, 2001

Sales and marketing expenses totaled $20.8 million in the six months ended June 30, 2001 and $36.8 million in the six months ended June 30, 2000. Excluding Retek, whose sales and marketing expense totaled $19.5 million in the six months ended June 30, 2000 (including $1.2 million in stock-based compensation charges), our sales and marketing expenses increased by $3.5 million, or 20.9%. This increase was attributable primarily to increases in staffing related to the expansion of direct sales and marketing staff, including those resulting from our acquisitions in 2000. Also contributing to the increase were incrementally higher commission charges as a result of higher sales, and additional expenses associated with advertising and trade shows and other expenses to support our acquired businesses.

We expect sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future. These expenses could also increase as a percentage of total revenues as we continue to develop a direct sales force in international markets and expand our domestic sales and marketing organization and increase the breadth of our product lines.

General and Administrative Expense

General and administrative expenses consist primarily of personnel costs for finance, contract administration, human resources and general management, as well as insurance and professional services expenses. General and administrative expenses include non-cash stock compensation expense (income) of $143 and ($315) for the quarters ended June 30, 2001 and 2000, respectively, and $271 and ($705) for the six months ended June 30, 2001 and 2000, respectively.

QUARTER ENDED JUNE 30, 2001

General and administrative expenses totaled $8.5 million in the second quarter of 2001 and $8.7 million in the second quarter of 2000. Excluding Retek, whose general and administrative expense totaled $3.0 million in the second quarter of 2000 (including $0.3 million in stock-based compensation charges), our general and administrative expenses increased by $2.8 million, or 48.0%. This increase was attributable primarily to additional staffing and related expenses to support a higher volume of business, including that relating to our acquisitions in 2000, and in part to a $0.5 million increase in charges associated with our provision for doubtful accounts quarter over quarter.

SIX MONTHS ENDED JUNE 30, 2001

General and administrative expenses totaled $15.7 million in the six months ended June 30, 2001 and $16.1 million in the six months ended June 30, 2000. Excluding Retek, whose general and administrative expense totaled $5.6 million in the six months ended June 30, 2000 (including $0.5 million in stock-based compensation charges), our general and administrative expenses increased by $5.2 million, or 48.8%. This increase was attributable primarily to additional staffing and related expenses to support a higher volume of business, including that relating to our acquisitions in 2000, and in part to a $1.8 million increase in charges associated with our provision for doubtful accounts period over period.

Transaction-related Amortization and Costs

QUARTER AND SIX MONTHS ENDED JUNE 30, 2001

Transaction-related amortization and costs primarily include acquisition-related amortization associated with goodwill and intangible assets during the quarter and six months ended June 30, 2001 and 2000. Transaction-related amortization and costs increased to $13.9 million during the second quarter of 2000 from $11.5 million during the second quarter of 2000, and to $27.6 million during the six months ended June 30, 2001 from $15.5 million during the six months ended June 30, 2000. These period over period increases are primarily attributable to incremental intangible asset amortization charges as a result of our business acquisitions during 2000 and 2001. Transaction-related amortization and costs represent the amortization of intangible assets purchased in conjunction with our acquisitions of ClaimPort and products from ecDataFlow.com in the second quarter of 2001, Systems/Link and CardAlert in the third quarter of 2000; Celerity and HighTouch in the second quarter of 2000; and AIM, CASA and Onyx in the first quarter of 2000. The average amortization period and useful life for these intangible assets is approximately 3.5 years.

In-Process Research and Development Expense

QUARTER AND SIX MONTHS ENDED JUNE 30, 2001

During the quarter ended March 31, 2000, we recorded in-process research and development expense of $1.4 million related to a one-time charge recorded in connection with our acquisition of CASA. During the quarter ended June 30, 2000, we recorded additional in-process research and development expense of $5.1 million, consisting of $1.1 million and $4.0 million in one-time charges related to our acquisition of Celerity and Retek’s acquisition of HighTouch, respectively. No such charges were recorded during the quarter and six months ended June 30, 2001.

Restructuring Charge

QUARTER AND SIX MONTHS ENDED JUNE 30, 2001

During the quarter ended June 30, 2001 we recorded a restructuring charge of $2,960 in connection with a reorganization plan that resulted in the elimination of various redundant corporate resources that existed in our previous organization structure. This charge consisted of severance benefits for 41 terminated employees, the write-off of certain capitalized costs associated with software no longer being used, and charges for the closure of certain office locations. No such charges were recorded in either the quarter ended March 31, 2001, or the six month period ended June 30, 2000.

Interest Income

QUARTER AND SIX MONTHS ENDED JUNE 30, 2001

Interest income decreased to $2.0 million during the second quarter of 2001 from $3.2 million during the second quarter of 2000, and to $4.6 million during the six months ended June 30, 2001 from $6.7 million during the six months ended June 30, 2001. The period over period declines in interest income are attributable primarily to lower average cash and investment balances during the first two quarters of 2001 as compared to the same periods in 2000, and to a lesser degree lower interest and investment income yields due to market conditions.

Interest Expense

QUARTER AND SIX MONTHS ENDED JUNE 30, 2001

Interest expense decreased to less than $0.1 million during the first quarter of 2001 from $1.3 million during the second quarter of 2000, and to $0.2 million during the six months ended June 30, 2001 from $2.7 million during the six months ended June 30, 2000. The decline in interest expense is attributable primarily to the conversion of $83.6 million of our convertible subordinated notes into common stock during 2000 and to the conversion of the remaining $16.4 million of such notes in the first quarter of 2001, whereas the outstanding convertible note balance during the first two quarters of 2000 was $100.0 million.

Other Expense, net

QUARTER AND SIX MONTHS ENDED JUNE 30, 2001

Other expense, net increased from to $1.1 million during the second quarter of 2001 to $0.2 million during the second quarter of 2000, and to $1.1 million during the six months ended June 30, 2001 from $0.3 million during the six months ended June 30, 2000. These period over period increases are attributable primarily to our recognition of a $1.1 million charge in connection with the write-down of our investments in Qpass and Network Commerce during the second quarter of 2001.

Income Taxes

QUARTER AND SIX MONTHS ENDED JUNE 30, 2001

The benefit for income taxes was $3.3 million during the second quarter of 2001 and $5.6 million during the second quarter of 2000. The decline in the income tax benefit is primarily attributable to the decline in our pre-tax loss in these corresponding periods, adjusted to reflect the decline of certain non-deductible expenses in the first quarter of 2001 as compared to the same period in 2000, including in-process research and development and stock-based compensation charges, offset by an increase in non-deductible acquisition-related amortization expense in the first quarter of 2001 as well as the decline in deductible expenses associated with the minority interest portion of Retek’s loss in the second quarter of 2000.

The provision for income taxes during the six months ended June 30, 2001 was $4.9 million, as compared to an income tax benefit of $10.0 million during the six months ended June 30, 2000. The provision for the six months ended June 30, 2000, as compared to the benefit for the prior year comparative period, is attributable primarily to the same factors identified in the quarter analysis above. The provision (benefit) for income taxes during interim periods is based on our estimates of the effective tax rates for the respective full fiscal years.

Stock-Based Compensation Expense

Within our statement of operations, stock-based compensation charges (income) have been classified as follows:

	Quarters Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

	(in thousands)		(in thousands)

License and maintenance	$7	$167	$14	$293

Services and other	—	401	—	795

Research and development	18	1,348	54	2,553

Sales and marketing	13	1,020	28	1,601

General and administrative	143	(315)	271	(705)

	$181	$2,621	$367	$4,537

Stock-based compensation expense during the quarter and six months ended June 30, 2001 included one-time charges associated with option award modifications totaling $136 and $254, respectively, along with the amortization of unearned stock-based compensation totaling $45 and $113, respectively. Stock-based compensation expense during the three and six months ended June 30, 2000 consisted of the amortization of unearned stock-based compensation related to Retek totaling $2,794 and $5,424, respectively, offset by net compensation income at HNC totaling $173 and $887, respectively. The net compensation income at HNC related primarily to the reversal of compensation expense recorded in 1999 on variable awards, as a result of a decline in the fair values of these awards during the first and second quarters of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $5.4 million for the six months ended June 30, 2001, compared to net cash used in operating activities of $5.8 million for the six months ended June 30, 2000. Cash provided by operations during the first six months of 2001 reflects our net loss of $21.9 million, reduced by non-cash aspects of our net loss totaling $27.3 million.

Net cash used in investing activities totaled $35.8 million for the six months ended June 30, 2001, compared to net cash used in investing activities of $79.5 million for the six months ended June 30, 2000. Cash used in investing activities for the six months ended June 30, 2001 consisted of $24.5 million in net purchases of marketable securities, $7.0 million in net cash paid in business acquisitions, $5.5 million in property and equipment purchases and $0.3 million in connection with equity investments, partially offset by $1.5 million in cash provided by the repayment of employee loans.

Net cash provided by financing activities totaled $12.8 million for the six months ended June 30, 2001, compared to net cash provided by financing activities of $30.6 million for the six months ended June 30, 2000. Cash provided by financing activities for the six months ended June 30, 2001 included $19.2 million in proceeds resulting from stock option exercises and employee stock purchases under HNC plans, inclusive of the repayment of stockholder notes, and $0.5 million in proceeds from the sale of trade receivables, partially offset by the payment of $6.9 million in investment banking fees during the first quarter of 2001 related to the Retek spin-off.

As of June 30, 2001, we had $169.6 million in cash, cash equivalents, and marketable securities. We believe that these balances, including interest to be earned thereon, and borrowings available under our credit facility will be sufficient to fund our working and other capital requirements, including potential investments in other companies and other assets to support the strategic growth of our business, over the next twelve months. In the ordinary course of business, we evaluate opportunities to acquire businesses, products and technologies. We expect to use our cash to fund these types of activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all, particularly in light of the recent decline in the capital markets. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), which replaces Statement of Accounting Standards No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” FAS 140 revises the standards for accounting and disclosures for securitizations and other transfers of financial assets and collateral. We adopted this new accounting standard effective April 1, 2001. The adoption of FAS 140 in the second quarter of 2001 did not have a significant impact on our consolidated financial position, results of operations or disclosures.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt FAS 142 effective January 1, 2002. We are currently evaluating the effect that adoption of the provisions of FAS 142 will have on our consolidated financial position, results of operations or disclosures.

RISK FACTORS

     Our future operating results may vary substantially from period to period. The price of our common stock will fluctuate in the future, and an investment in our common stock is subject to a high degree of risk, including the specific risks identified below. Inevitably, some investors in our securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Investors are urged to carefully consider the various cautionary statements and risks in the report and our other public filings. In particular, this “Risk Factors” section contains cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this report.

Fluctuations in our revenues and operating results might lead to substantial declines in the price of our common stock.

Our revenues and operating results have varied significantly in the past and in some quarters we have experienced net losses. We expect fluctuations in our operating results to continue for the foreseeable future. As a result, we believe that you should not rely on period-to-period comparisons of our financial results as an indication of our future performance. If our revenues or operating results fall below the expectations of market analysts and investors, the market price of our common stock could decline substantially. Factors that are likely to cause our revenues and operating results to fluctuate include the following:

•	the timing of execution of large contracts;

•	the loss of any key customer;

•	variations in the amount of recurring revenues;

•	the deferral, reduction or cancellation of customer orders or purchases;

•	the timing of our new product announcements and introductions and those of our competitors;

•	delays in the release of final commercial versions of our products;

•	changes in the mix of our distribution channels;

•	the amount and timing of our costs and operating expenses;

•	our ability to fulfill our obligations under percentage-of-completion contracts;

•	our success in completing pilot installations within contracted fee budgets;

•	changes in our pricing policies and those of our competitors;

•	changes in our product offerings;

•	competitive conditions in the industries we serve;

•	economic conditions in our targeted markets;

•	domestic and international economic conditions;

•	changes in prevailing technologies;

•	expenses and charges related to our acquisition of other businesses; and

•	our ability under generally accepted accounting principles to recognize revenues in the quarter in which we expect to recognize those revenues.

     Due to current slowdowns in the economy generally, we believe that many existing and potential customers are reassessing or reducing their planned technology investments and deferring purchasing decisions. As a result, there is increased uncertainty with respect to our expected revenues. Further delays or reductions in business spending for information technology could have a material adverse effect on our revenues and operating results. In addition, to the extent that our customers change from paying license fees on a recurring transactional basis to paying us one-time license fees and we do not replace these recurring fees with additional customer agreements, our recurring revenues will decrease, which will reduce our ability to predict total revenues in future periods. Further, we expect a slight decline in our total revenues due to our recent discontinuance of eight of our products.

We may not be able to forecast our revenues accurately because our products have a long and variable sales cycle.

     We cannot predict the timing of the recognition of our revenues accurately because the length of our sales cycles makes it difficult for us to predict the quarter in which sales to expected customers will occur. The long sales cycle for our products may cause license revenue and operating results to vary significantly from period to period. The sales cycle to license our products can typically range from 60 days to 18 months. Customers are often cautious in making decisions to acquire our products, because purchasing our products typically involves a significant commitment of capital, and may involve shifts by the customer to a new software and/or hardware platform or changes in the customer’s operational procedures. Delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept our applications. Consequently, we face difficulty predicting the quarter in which sales to expected customers will occur. This has contributed, and we expect it to continue to contribute, to fluctuations in our operating results.

Our failure to complete expected sales in any given quarter could harm our operating results because of the large size of typical orders and our inability to compensate for unanticipated revenue shortfalls.

     Our sales cycle is subject to a number of significant risks, including customers’ budgetary constraints and internal acceptance reviews, over which we have little or no control. If sales expected from specific customers in a particular quarter are not realized in that quarter, we are unlikely to generate revenue from alternate sources in time to compensate for the shortfall. As a result, and due to the relatively large size of a typical order, a lost or delayed sale could result in revenues that are lower than expected. Moreover, to the extent that significant sales occur earlier than anticipated, revenues for subsequent quarters may be lower than expected. In addition, we may incur substantial sales and marketing expenses and expend significant management effort while potential customers are evaluating our products and before they place an order with us. If the current economic downturn continues, the sales cycle for our products may become longer and we may require more resources to complete sales. If orders for our products are not received as anticipated, our operating results could be harmed.

We expect to continue to make strategic acquisitions, which could put a strain on our resources, cause dilution to our stockholders and adversely affect our financial results.

     During 2000, we completed the acquisition of seven businesses (one of which was acquired by our former subsidiary Retek, which we spun off in September 2000), and to date in 2001 we have acquired two additional businesses and product lines. We believe that our future growth may depend, in part, upon our ability to successfully complete future acquisitions of businesses and technologies. Integrating newly acquired organizations and technologies into our business could put a strain on our resources and be expensive and time consuming. In addition, we may not succeed in integrating acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. Further, our acquisition strategy and future acquisitions could result in any of the following risks:

•	increased competition for acquisition opportunities could inhibit our growth and our ability to complete suitable acquisitions, and could also increase the price we would have to pay to complete acquisitions, which might result in dilution to the equity interests of our stockholders;

•	if we are unable to complete acquisitions successfully, we might not be able to successfully develop and market products for new industries or for markets with which we may not be familiar;

•	we might not be able to coordinate the diverse operating structures, policies and practices of companies we acquire or to successfully integrate the employees of the acquired companies into our organization and culture, which could impair employee morale and productivity;

•	despite due diligence reviews, acquired businesses may bring with them unanticipated liabilities, business or legal risks or operating costs that could harm our results of operations or business, reduce or eliminate any benefits of the acquisition or require unbudgeted expenses;

•	to the extent we acquire businesses or products from financially distressed companies, we are subject to additional legal risks associated with transactions in that context, including creditors’ claims, business uncertainties and liabilities not discharged by the seller;

•	if we fail to retain the services of key employees of acquired companies for significant time periods after the acquisition of their companies, we may experience difficulty in managing the acquired company’s business and not realize the anticipated benefits of the acquisition;

•	the accounting treatment of acquisitions can result in significant acquisition-related accounting charges and expenses that can reduce our reported results of operations both at the time of the acquisition and in future periods; and

•	additional acquisitions may require us to issue shares of our stock and stock options to owners of the acquired businesses, resulting in dilution to our stockholders.

     If we do not adequately address issues presented by growth through acquisitions, we may not fully realize the intended benefits, including any financial benefits, of these acquisitions and may incur increased costs and expenses.

Our expenses are generally fixed, and if we fail to meet our revenue forecasts, we will not be able to reduce these expenses quickly.

     Most of our expenses, such as employee compensation and rent, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if total revenues for a particular quarter are below expectations, we could not proportionately reduce operating expenses for that quarter. Therefore, this revenue shortfall would have a disproportionate effect on our expected operating results for that quarter.

Difficulties in implementing our products could harm our revenues and margins.

     Our revenues and margins depend in part upon the timing of implementation of our products and services. In most sales, we are involved in the installation of our products at the customer site. We recognize implementation revenue based on progress achieved toward completion and we recognize implementation costs as implementation services are performed. However, the timing of the commencement and completion of the installation process is subject to factors that may be beyond our control, as this process requires access to the customer’s facilities and coordination with the customer’s personnel after delivery of the software. In addition, customers could delay product implementations. Implementation typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project. In addition, we begin recognizing maintenance revenue after implementation is complete. If a product implementation is not completed or is delayed, we might not be able to begin to recognize maintenance revenue when expected or at all. If new or existing customers have difficulty deploying our products or require significant amounts of support, our costs could increase, causing increased variability in our operating results.

If we fail to effectively respond to changes in our business, our corporate organization will be disrupted and we will be diverted from our business plan.

     Our ability to offer our products and services successfully in a rapidly evolving market requires an effective planning and management process. In recent years, we have experienced changes in our operations that have placed significant demands on our administrative, operational and financial resources. These demands, which are expected to continue to challenge our management and operations, include the following:

•	growth and diversification of our customer base;

•	expansion of our product functionality and the number of products we market and support;

•	expansion of our product lines into new markets, industries and technology mediums;

•	increase in the number of our employees; and

•	geographic dispersion of our operations and personnel.

     These changes require us to manage an increasing number of relationships with customers and other third parties, as well as a larger workforce. In addition, we will need to adapt our operational and financial control systems, if necessary, to respond to changes in the size and diversification of our business, as well as any future acquisitions. If we fail to manage changes effectively, our employee-related costs and employee turnover could increase and we could face disruptions that negatively affect the quality of our products and our ability to respond to our customers.

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

     The rate at which businesses have adopted our products has varied significantly by market and by product within each market, and we expect to continue to experience variations to the degree to which our products are accepted in our target markets in the future. In particular, the acceptance of our products may be limited by factors such as:

•	the failure of prospective customers to perceive value in customer insight software solutions;

•	the reluctance of our prospective customers to replace their existing solutions with our products; and

•	the emergence of new technologies that could cause our products to be less competitive or obsolete.

     If we fail to grow our customer base or generate repeat and expanded business from our current and future customers, our business and operating results will be seriously harmed. In some cases, our customers initially make a limited purchase of our products and services for pilot programs. These customers may not purchase additional licenses to expand their use of our products. In addition, as we introduce new versions of our products or new products, our current customers might not require the functionality of our new products and might not ultimately license these products. Because the market for customer insight solutions is still in a relatively early stage of development, we cannot accurately assess the size of the market, and we have limited insight into trends that may emerge and affect our business. For example, we may have difficulty in predicting customer needs and new technologies, developing products that could address those needs and technologies, and establishing a distribution strategy for these products. We may also have difficulties in predicting the competitive environment that will develop.

We are implementing a reorganization, which could result in disruptions to our business.

     In April 2001, we realigned our internal organization from a vertical market orientation to a horizontal product platform. This reorganization involved assigning new responsibilities to many of our employees, including our management. In addition, our focus on our horizontal customer insight platform changes our approach to the market, our operations and our strategy. We may not be successful in implementing this reorganization. In addition, this reorganization may not provide all of the business benefits we anticipate. A failure to implement this reorganization could lead to confusion in the market, diversion of management resources and disruption to our business.

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

     In our markets, technology changes rapidly, and there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, database technology and the use of the Internet. If we fail to enhance our current products and develop new products in response to changes in technology or industry standards, our products could rapidly become less competitive or obsolete. For example, the rapid growth of the Internet environment creates new opportunities, risks and uncertainties for businesses, such as ours, which develop software solutions that must also be designed to operate in Internet, intranet and other online environments. Our future success will depend, in part, upon our ability to:

•	internally develop new and competitive technologies;

•	use leading third-party technologies effectively;

•	continue to develop our technical expertise;

•	anticipate and effectively respond to changing customer needs;

•	time new product introductions in a way that minimizes the impact of customers delaying purchases of existing products in anticipation of new product releases; and

•	influence and respond to emerging industry standards and other technological changes.

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

     During the six months ended June 30, 2001, revenues associated with CompAdvisor accounted for 24.2% of our total revenues and revenues associated with Falcon accounted for 24.2% of our total revenues. We expect these products will continue to account for a substantial portion of our total revenues for the foreseeable future. Our revenue will decline if the market does not continue to accept these products. Factors that might affect the market acceptance of CompAdvisor include the following:

•	simplification of state workers’ compensation fee schedules;

•	changes in the overall payment system or regulatory structure for workers’ compensation claims;

•	technological change;

•	our inability to obtain or use state fee schedule or claims data;

•	saturation of market demand;

•	loss of key customers; and

•	industry consolidation.

     Demand for, or use of, Falcon, could decline as a result of factors that reduce the effectiveness of Falcon’s fraud detection capabilities. For example, patterns of credit card fraud might change in a manner that the Falcon product line would not detect. In addition, other methods of credit card fraud prevention such as smart cards may reduce customers’ need for the Falcon product line. Because many Falcon customers are banks and related financial institutions, sales of our Falcon products are subject to changes in the financial services industry such as fluctuations in interest rates and the general economic health of financial services companies, which affect their capital expenditure budgets. In addition, the financial services industry tends to be cyclical, which may result in variations in demand for our Falcon products. There is a continuing trend toward consolidation in the financial services industry, which has reduced our customer base and may lead to lost or delayed sales and reduced demand for our Falcon products. Industry consolidation also could affect our base of recurring revenues derived from contracts in which we are paid on a per-transaction basis, when consolidated customers combine their operations under one contract with us which, in some cases, could result in lower payments to us than those previously paid by our customers separately.

Our revenue growth could decline if any major customer cancels, reduces or delays a purchase of our products.

     Most of our customers are relatively large enterprises, such as banks, insurance carriers and telecommunications carriers. Our future success will depend upon the timing and size of future licenses, if any, from these customers and new customers. Many of our customers and potential customers are significantly larger than we are and have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. The loss of any major customer, or the delay of significant revenue from these customers, could reduce or delay our recognition of revenue.

We depend on data to update our statistical models, and failure to timely obtain this data could harm the performance of our products.

     The development, installation and support of our credit card fraud control and profitability management, loan underwriting and insurance products require periodic updates of our statistical models. To develop these updates, we must develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update our models. In most cases, these data must be periodically updated and refreshed to enable our predictive products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, most of which are collected privately and maintained in proprietary databases. Generally, our customers agree to provide us the data we require to analyze transactions, report results and build new predictive models. If we fail to maintain good relationships with these customers, we could lose access to required data and our products might become less effective. In addition, our CompAdvisor product uses data from state workers’ compensation fee schedules adopted by state regulatory agencies. Third parties have previously asserted copyright interests in this data. These assertions, if successful, could prevent us from using the data. We may not be able to continue to obtain adequate amounts of statistically relevant data on time, in the required formats or on reasonable terms and conditions, whether from customers or commercial suppliers.

If we are unable to compete effectively with existing or new competitors, our resulting loss of competitive position could result in price reductions for our products, fewer customer orders and loss of market share.

     The market for predictive software solutions is intensely competitive and is constantly changing. Some of our competitors or potential competitors have substantially greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do. In addition, they may have the ability to sell products competitive to ours at lower prices as part of integrated suites of several related products that are vital to the customer’s computing infrastructure. This may cause customers to purchase products of our competitors that directly compete with our products in order to acquire other products of the competitor.

     Our competitors vary in size and in the scope of the products and services they offer. We encounter competition from a number of sources, including:

•	other application software companies, including enterprise software vendors;

•	management information systems departments of customers and potential customers, including financial institutions, insurance companies, telecommunications carriers and retailers;

•	third-party professional services organizations, including consulting divisions of public accounting firms;

•	Internet companies;

•	hardware suppliers that bundle or develop complementary software;

•	network and telecommunications switch manufacturers, and service providers that seek to enhance their value-added services;

•	neural-network tool suppliers; and

•	managed care organizations.

     We expect to experience additional competition from other established and emerging companies, as well as from other technologies. For example, our Falcon and eFalcon products compete against other methods of preventing credit card fraud, such as credit card activation programs, credit cards that contain the cardholder’s photograph, smart cards and other card authorization techniques.

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

     To the extent that our revenues from international operations represent an increasing portion of our total revenues, we will be subject to increased exposure to international risks. As a result, our future results could be affected by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	changes in the political or economic conditions of a country or region, particularly in emerging markets;

•	trade protection measures, such as tariffs, EEU software directives and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	potentially reduced protection for intellectual property rights;

•	difficulty in managing widespread sales operations; and

•	slower payment cycles from international customers.

If our products do not comply with government regulations that apply to us or to our customers, we could be exposed to liability or our products could become obsolete.

     Many of our customers must comply with a number of government regulations and other industry standards, and as a result, many of our key products must also be compliant. For example, our financial services products are affected by the Fair Credit Reporting Act, by Regulation B under the Equal Credit Opportunity Act, by regulations governing the extension of credit to consumers and by Regulation E under the Electronic Fund Transfers Act, as well as non-governmental VISA and MasterCard electronic payment standards. Fannie Mae and Freddie Mac regulations, among others, for conforming loans, affect our mortgage services products. Insurance-related regulations may in the future apply to our insurance products. If our products fail to comply with existing or future regulations and standards, our customers or we could be subject to legal action by regulatory authorities or by third parties, including actions seeking civil or criminal penalties, injunctions against our use of data or preventing use of our products or civil damages. In addition, we may also be liable to our customers for failure of our products to comply with regulatory requirements. If state-mandated workers’ compensation laws or regulations or state workers’ compensation fee schedules are simplified, these changes would diminish the need for, and the benefit provided by, CompAdvisor. In many states, including California, there have been periodic legislative efforts to reform workers’ compensation laws in order to reduce the cost of workers’ compensation insurance and to curb abuses of the workers’ compensation system. Changes in workers compensation laws or regulations could adversely affect our insurance products by making them obsolete, or by requiring extensive changes in these products to reflect new workers’ compensation rules. To the extent that we sell new products targeted to markets that include regulated industries and businesses, our products will need to comply with these additional regulations.

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

     In the past, we have received communications from third parties asserting that our trademarks infringe upon their trademarks, or that data we use is copyrighted by them, none of which has resulted in litigation or material losses. We have also been involved in patent litigation. Given our ongoing efforts to develop and market new technologies and products, we may from time to time be served with other claims from third parties asserting that our products or technologies infringe their intellectual property rights. Any litigation to determine the validity of these claims, including claims arising through our contractual indemnification of our customers and other business partners against infringement, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. We cannot be certain we would prevail in this litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If this litigation resulted in an adverse ruling, we could be required to:

•	pay substantial damages;

•	cease the use or sale of infringing products;

•	expend significant resources to develop non-infringing technology;

•	discontinue the use of certain technology; or

•	obtain a license under the intellectual property rights of the third party claiming infringement, which license may not be available on reasonable terms, or at all. A license, if obtained, might require that we pay substantial royalties or license fees that would reduce our margins.

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

     The market price of our common stock has been, and will likely continue to be, subject to wide fluctuations. Many factors could cause the price of our common stock to rise and fall, including:

•	variations in our quarterly results;

•	announcements of new products by us or our competitors

•	acquisitions of businesses or products by us or our competitors;

•	recruitment or departure of key personnel;

•	the gain or loss of significant orders;

•	the gain or loss of significant customers;

•	changes in the estimates of our operating performance or changes in recommendations by securities analysts; and

•	market conditions in our industry, the industries of our customers and the economy as a whole.

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

     In the past, securities class action litigation has often been brought against a company following a period of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources.

Our certificate of incorporation and Delaware law contain provisions that could discourage or prevent a takeover, even if an acquisition would benefit our stockholders.

     Under our certificate of incorporation, our board of directors is authorized to issue up to 4,000,000 shares of preferred stock without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no current plans to issue shares of preferred stock. In addition, Section 203 of the Delaware General Corporation Law restricts business combinations with any “interested stockholder” as defined by the statute. The statute could make it more difficult for a third party to acquire us, even if an acquisition would benefit our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices.

Interest Rate Risk

The fair value of our marketable security investments at June 30, 2001 was $118.1 million. The objectives of our investment policy are the safety and preservation of invested funds, and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents, and investments available for sale with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure. Except for certain strategic equity investments, it is also our policy to maintain concentration limits and to invest only in allowable securities as determined by our management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year and that we must maintain liquidity positions. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars.

Foreign Currency Exchange Rate Risk

We mitigate our foreign currency risks principally by contracting primarily in U.S. dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short term operations of our subsidiaries are kept in the local currencies in which they do business, with excess funds transferred to our offices in the United States for investment. For the quarter and six months ended June 30, 2001, less than 1.0% of our sales were denominated in currencies other than our functional currency, which is the U.S. dollar.

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

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 21, 2001. Of the 34,918,976 shares outstanding as of the record date for the meeting, 31,077,889 were present or represented by proxy at the meeting. At our annual meeting the following actions were voted upon:

a.     The election of five directors, each to serve until the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation, death or removal:

NOMINEE	FOR	WITHHELD

Edward K. Chandler	30,991,555	86,034

Thomas F. Farb	30,990,705	86,884

Alex W. Hart	30,989,005	88,584

David Y. Chen	30,986,581	91,008

John Mutch	30,619,300	458,289

b.     To approve the 2001 Option Plan covering 1,400,000 shares of common stock.

FOR	AGAINST	ABSTAIN

15,536,964	15,504,220	36,405

c.     To ratify the selection of PricewaterhouseCoopers LLP as our independent accounts for 2001.

FOR	AGAINST	ABSTAIN

28,979,250	2,092,915	5,424

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

THE FOLLOWING EXHIBITS ARE FILED HEREWITH:

10.01	Form of 2001 Equity Incentive Plan as adopted April 10, 2001.

10.02	Employment Agreement dated April 11, 2001 between the Registrant and Mary Burnside.

10.03	Fourth Amendment to Credit Agreement dated as of July 11, 2001 between Registrant and Wells Fargo Bank, National Association.

(b)	REPORTS FILED ON FORM 8-K

     Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNC SOFTWARE INC.

Date: August 13, 2001	By:	/s/ Kenneth J. Saunders
Kenneth J. Saunders Chief Financial Officer and Secretary

(for Registrant as duly authorized officer and as Principal Financial Officer)

/s/ Russell C. Clark Russell C. Clark Vice President, Corporate Finance and Assistant Secretary

(for Registrant as Principal Accounting Officer)