Form 10-Q
period 2001-09-30
HNC SOFTWARE INC/DE
filed 2001-11-13
CIK 945093

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                    .

COMMISSION FILE NUMBER 0-26146

HNC SOFTWARE INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0248788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

AS OF OCTOBER 31, 2001 THERE WERE 35,332,183 SHARES OF REGISTRANT’S COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HNC SOFTWARE INC.

CONSOLIDATED BALANCE SHEET
(In thousands)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$144,044	$69,271
Marketable securities available for sale — debt	88,171	44,779
Trade accounts receivable, net	45,031	43,856
Current portion of deferred income taxes	19,146	15,045
Other current assets	9,613	8,652

Total current assets	306,005	181,603
Marketable securities available for sale — debt	76,480	48,453
Equity investments	9,219	14,719
Property and equipment, net	23,637	20,826
Goodwill, net	85,372	96,810
Intangible assets, net	47,831	47,522
Deferred income taxes, less current portion	42,102	33,844
Other assets	6,211	3,964

	$596,857	$447,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$32,746	$38,675
Deferred revenue	10,630	9,876

Total current liabilities	43,376	48,551
Non-current liabilities	1,504	259
Convertible subordinated notes	150,000	16,357

Total liabilities	194,880	65,167

Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value — 4,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value — 120,000 shares authorized; 35,304 and 32,286 shares issued and outstanding, respectively	35	32
Common stock in treasury, at cost — 49 and 49 shares, respectively	(3,251)	(3,251)
Paid-in capital	537,975	499,705
Accumulated deficit	(132,644)	(104,209)
Notes receivable from stockholders	—	(9,049)
Unearned stock-based compensation	(390)	(577)
Accumulated other comprehensive income (loss)	252	(77)

Total stockholders’ equity	401,977	382,574

	$596,857	$447,741

See accompanying notes to consolidated financial statements.

HNC SOFTWARE INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:
License and maintenance	$44,746	$52,008	$128,454	$126,192
Services and other	14,381	25,804	43,665	73,615

Total revenues	59,127	77,812	172,119	199,807

Operating expenses:
License and maintenance (1)	10,904	23,741	34,064	50,323
Services and other (2)	10,499	26,864	31,316	61,122
Research and development (3)	11,446	40,329	33,765	78,068
Sales and marketing (4)	11,842	28,177	32,675	64,939
General and administrative (5)	8,044	28,798	23,776	45,093
Transaction-related amortization and costs	14,238	14,115	41,817	29,478
In-process research and development	487	1,151	487	7,601
Restructuring and impairment charges	1,682	—	4,642	—

Total operating expenses	69,142	163,175	202,542	336,624

Operating loss	(10,015)	(85,363)	(30,423)	(136,817)
Interest income	2,175	3,336	6,806	9,995
Interest expense	(845)	(1,238)	(1,013)	(3,963)
Other expense, net	(4,943)	(280)	(6,065)	(563)
Expense related to debt conversion	—	(12,676)	—	(12,676)
Minority interest in losses of consolidated subsidiaries	—	2,163	—	7,582

Loss before income taxes	(13,628)	(94,058)	(30,695)	(136,442)
Income tax benefit	(7,140)	(15,539)	(2,260)	(25,562)

Net loss	$(6,488)	$(78,519)	$(28,435)	$(110,880)

Net loss per share:
Basic and diluted net loss per share	$(0.18)	$(2.71)	$(0.83)	$(4.04)

Shares used in computing basic and diluted net loss per share	35,135	28,970	34,244	27,414

(1)	Includes non-cash stock-based compensation expense of $19 and $33 for the quarter and nine months ended September 30, 2001, respectively, and $2,364 and $2,658 for the quarter and nine months ended September 30, 2000, respectively. Also includes expenses related to the Retek spin-off of $5,861 for the quarter and nine months ended September 30, 2000.

(2)	Includes non-cash stock-based compensation expense of $1,753 and $2,548 for the quarter and nine months ended September 30, 2000, respectively. Also includes expenses related to the Retek spin-off of $6,358 for the quarter and nine months ended September 30, 2000.

(3)	Includes non-cash stock-based compensation expense of $13 and $67 for the quarter and nine months ended September 30, 2001, respectively, and $8,076 and $10,629 for the quarter and nine months ended September 30, 2000, respectively. Also includes expenses related to the Retek spin-off of $12,405 for the quarter and nine months ended September 30, 2000.

(4)	Includes non-cash stock-based compensation expense of $12 and $40 for the quarter and nine months ended September 30, 2001, respectively, and $2,565 and $4,167 for the quarter and nine months ended September 30, 2000, respectively. Also includes expenses related to the Retek spin-off of $5,552 for the quarter and nine months ended September 30, 2000.

(5)	Includes non-cash stock-based compensation expense of $8 and $278 for the quarter and nine months ended September 30, 2001, and $2,175 and $1,640 for the quarter and nine months ended September 30, 2000, respectively. Also includes expenses related to the Retek spin-off of $16,297 for the quarter and nine months ended September 30, 2000.

See accompanying notes to consolidated financial statements.

HNC SOFTWARE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(28,435)	$(110,880)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	5,678	4,107
Depreciation and amortization	49,204	38,402
Other-than-temporary loss on investments	5,988	—
Impairment of assets in connection with restructuring	2,097	—
Acquired in-process research and development	487	7,601
Non-cash stock-based compensation expense	418	21,642
Deferred income tax benefit	(5,199)	(25,562)
Tax benefit from stock option transactions	—	39,309
Minority interest in losses of consolidated subsidiary	—	(7,582)
Changes in assets and liabilities:
Trade accounts receivable	(3,009)	(38,895)
Other assets	473	(10,652)
Deferred income taxes	1,659	(41,126)
Accounts payable and accrued liabilities	(7,181)	55,419
Deferred revenue	(3,143)	40,537

Net cash provided by (used in) operating activities	19,037	(27,680)

Cash flows from investing activities:
Net purchases of marketable securities	(70,489)	(29,638)
Cash paid for equity investments	(250)	(5,750)
Acquisitions of property and equipment	(8,942)	(21,895)
Issuance of employee loans	—	(1,300)
Repayment of employee loans	1,500	—
Cash paid in business acquisitions, net of cash acquired	(25,542)	(22,975)
Restricted cash — retained portion of Blaze purchase price	(2,000)	—

Net cash used in investing activities	(105,723)	(81,558)

Cash flows from financing activities:
Net proceeds from issuances of HNC common stock	14,021	77,406
Net proceeds from issuance of Retek common stock	—	5,635
Net proceeds from issuance of convertible notes	144,688	—
Proceeds from sales of receivables	500	31,971
Proceeds from repayments of stockholder notes	9,281	—
Payment of Retek spin-off costs	(6,863)	—
Repurchase of HNC common stock for treasury	—	(18,616)
Spin-off of Retek subsidiary	—	(30,463)
Repayment of debt and capital lease obligations	—	(7,737)

Net cash provided by financing activities	161,627	58,196

Effect of exchange rate changes on cash	(168)	(1,093)

Net increase (decrease) in cash and cash equivalents	74,773	(52,135)
Cash and cash equivalents at beginning of the period	69,271	136,340

Cash and cash equivalents at end of the period	$144,044	$84,205

See accompanying notes to consolidated financial statements.

HNC SOFTWARE INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	COMMON STOCK		TREASURY STOCK
					PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT

BALANCE AT DECEMBER 31, 2000	32,286	$32	49	$(3,251)	$499,705	$(104,209)
Common stock options exercised	919	1			10,259
Common stock issued under Employee Stock Purchase Plan	460				3,761
Interest accrued on stockholder notes
Repayments of stockholder notes
Tax benefit from stock option transactions					7,859
Stock-based compensation expense					231
Common stock issued upon conversion of Subordinated Notes	1,639	2			16,160
Unrealized gain on marketable securities, net of tax
Foreign currency translation adjustment, net of tax
Net loss						(28,435)

BALANCE AT SEPTEMBER 30, 2001	35,304	$35	49	$(3,251)	$537,975	$(132,644)

			ACCUMULATED
	STOCKHOLDER	UNEARNED	OTHER	TOTAL
	NOTES	STOCK-BASED	COMPREHENSIVE	STOCKHOLDERS'	COMPREHENSIVE
	RECEIVABLE	COMPENSATION	INCOME (LOSS)	EQUITY	INCOME (LOSS)

BALANCE AT DECEMBER 31, 2000	$(9,049)	$(577)	$(77)	$382,574
Common stock options exercised				10,260
Common stock issued under Employee Stock Purchase Plan				3,761
Interest accrued on stockholder loans	(232)			(232)
Repayment of stockholder notes	9,281			9,281
Tax benefit from stock option transactions				7,859
Stock-based compensation expense		187		418
Common stock issued upon conversion of Subordinated Notes				16,162
Unrealized gain on marketable securities, net of tax			497	497	497
Foreign currency translation adjustment, net of tax			(168)	(168)	(168)
Net loss				(28,435)	(28,435)

BALANCE AT SEPTEMBER 30, 2001	$0	$(390)	$252	$401,977	$(28,106)

See accompanying notes to consolidated financial statements.

HNC SOFTWARE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1—GENERAL

HNC Software Inc.

HNC is a provider of high-end analytic and decision management software and related services that enables global companies to manage customer interactions by converting data and customer transactions into real time recommendations. In this report, HNC Software Inc. is referred to as “we,” “our,” and “HNC.” Our former subsidiary Retek Inc., which we spun-off to our stockholders in September 2000, is referred to as “Retek.”

Basis of Presentation

Our consolidated financial statements include our assets, liabilities, and results of operations, as well as those of our wholly owned subsidiaries and (for periods prior to September 29, 2000) those of Retek, which was a majority-owned subsidiary prior to its spin-off on September 29, 2000. The ownership of other interest holders in Retek was reflected as minority interest. All significant inter-company balances and transactions have been eliminated.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain prior period balances have been reclassified to conform to the current presentation.

Sales of Receivables

From time to time, we enter into agreements to sell an undivided interest in specifically identified trade accounts receivable. We sell these trade accounts receivable to a financial institution for a fee, based principally upon defined short-term market rates. Once sold, these receivables are not included in our trade accounts receivable balance on our consolidated balance sheet. Receivables sold during the nine months ended September 30, 2001 were as follows: $0 in the first quarter; $0.5 million in the second quarter; and $0 in the third quarter (with related expenses totaling $0, $10 and $0, respectively). Receivables sold during the nine months ended September 30, 2000 were as follows: $5.6 million in the first quarter; $15.1 million in the second quarter; and $11.2 million in the third quarter (with related expenses totaling $43, $73 and $31, respectively). Receivables sold during the nine months ended September 30, 2000 included Retek receivables of $0, $14.6 million and $10.0 million, respectively. Expenses related to receivables sold are included in interest expense in our statement of operations for these periods.

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

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt FAS 142 effective January 1, 2002. We are currently evaluating the effect that adoption of the provisions of FAS 142 will have on our consolidated financial position, results of operations and disclosures.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. We are required to adopt the provisions of FAS 144 effective January 1, 2002. We have not yet determined the impact of the adoption of this new accounting standard on our consolidated financial position, results of operations or disclosures.

NOTE 2 — COMPANY REORGANIZATION AND IMPAIRMENT

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

During the quarter ended September 30, 2001, we committed to the closure of an additional office facility and recorded estimated lease exit charges of $525 associated with this closure. Additionally, we recorded an impairment charge of $1,157 associated with a formerly vacated office facility, resulting from the default of a sublease tenant and resultant estimated future net lease costs expected to be borne by HNC.

Restructuring, impairment and related charges expensed during the quarters ended September 30, 2001 and June 30, 2001 were comprised of the following:

	Used	Remaining	Expense

Employee separation	$345	$—	$345
Facilities charges	144	1,866	2,010
Asset impairments	2,097	—	2,097
Other	190	—	190

	$2,776	$1,866	$4,642

As of September 30, 2001, the remaining accrual for restructuring and impairment is $1,866, which primarily represents future facility lease cash obligations, net of estimated sublease income, and other accrued expenses. Such facility lease commitments end in 2004.

NOTE 3 — CONVERTIBLE SUBORDINATED NOTES

In February 2001, we announced the call for redemption of our then outstanding 4.75% convertible subordinated notes on March 6, 2001. In March 2001, all remaining outstanding 4.75% convertible notes were converted into 1,639 shares of our common stock at a conversion ratio of 100.2004 shares per $1,000 principal amount of convertible notes held. These notes were originally issued in February 1998.

In August and September 2001, we issued $150,000 of 5.25% Convertible Subordinated Notes (the “Notes”) that mature on September 1, 2008. Interest on the Notes is payable on March 1 and September 1 of each year, beginning March 1, 2002. The Notes are convertible by the holders into shares of our common stock at any time prior to maturity at a conversion price of $28.80 per share (subject to certain adjustments), and are subordinated in right of payment to all existing and future senior indebtedness, as defined in the indenture governing the Notes. We may redeem the Notes on or after September 5, 2004, or earlier if the price of our common stock reaches certain levels. If we redeem the Notes prior to September 1, 2007, we will also be required to pay a redemption premium as prescribed by the indenture. Net cash proceeds from the issuance of the Notes totaled $145 after deduction of related issuance costs, which we have capitalized and are amortizing over the term of the Notes as interest expense.

NOTE 4 — EARNINGS PER SHARE DATA

For the quarters ended September 30, 2001 and 2000, weighted average options to purchase 1,640 and 1,343 shares of common stock, respectively, and Employee Stock Purchase Plan common stock equivalents of 35 and 19 shares of common stock, respectively, were not included in the computation of diluted net loss per common share as their effect in these periods would have been anti-dilutive. Additionally, the assumed conversion of our convertible subordinated notes outstanding during the quarters ended September 30, 2001 and 2000 into 2,016 and 1,648 shares of common stock, respectively, was excluded from the calculation of diluted net loss per common share during these periods, as the effect of such note conversion would have been anti-dilutive.

For the nine months ended September 30, 2001 and 2000, weighted average options to purchase 1,966 and 2,073 shares of common stock, respectively, and Employee Stock Purchase Plan common stock equivalents of 37 and 28 shares of common stock, respectively, were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive. Additionally, the assumed conversion of our convertible subordinated notes outstanding during the nine months ended September 30, 2001 and 2000 into 672 and 1,648 shares of common stock, respectively, was excluded from the calculation of diluted net loss per common share during these periods, as the effect of such note conversion would have been anti-dilutive.

NOTE 5 — SEGMENT DATA

In April 2001, we announced and began to implement a reorganization that involved realigning our internal organization from a vertical market orientation to a horizontal product platform. As a result, our reportable segments were changed to reflect the new method in which management primarily organizes and evaluates internal financial information to make operating decisions and assess performance, based upon the product suites of our Critical Action Technology Platform (formerly our Customer Insight platform).

Our Critical Action Technology Platform consists of our Efficiency, Risk and Opportunity Suites. Our Efficiency Suite enables companies to make instant, automated decisions regarding customer applications for loans, credit or services, including the ability to identify and determine customer creditworthiness. This allows companies to simultaneously reduce costs and increase the speed of the customer acquisition process. In addition, it allows companies to process large quantities of applications and claims in real time through multiple acquisition and delivery channels. Our Risk Suite enables companies to analyze the risks associated with acquiring, managing and retaining customers by analyzing patterns in customer transactions, and includes analysis of fraud, churn and bad debt. Our Opportunity Suite enables companies to analyze the opportunities associated with acquiring, managing and retaining customers by analyzing patterns in customer transactions. The Opportunity Suite can maximize customer profitability by providing cross-sell and up-sell activities and focusing marketing efforts on more profitable customers. Additionally, as presented herein, our “Other” segment category includes our Advanced Technology Solutions group, which primarily conducts research and development for the United States government and other internally funded projects, as well as other miscellaneous products. Retek, which we spun-off to stockholders effective September 29, 2000, is also presented separately below.

The accounting policies of our operating segments are the same as those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. We do not identify or allocate our assets by operating segment. Accordingly, segment asset information is not disclosed. Prior period segment disclosures have been restated to conform to our current segment presentation.

Segment revenues and segment contribution margins for the periods indicated are as follows (unaudited):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Efficiency Suite
Total revenues	27,808	25,741	82,258	74,000
Direct segment operating expenses (1)	(14,717)	(16,737)	(44,419)	(50,550)

Segment contribution margin	$13,091	$9,004	$37,839	$23,450

Risk Suite
Total revenues	26,476	19,628	68,427	49,389
Direct segment operating expenses (1)	(6,073)	(5,125)	(17,496)	(12,424)

Segment contribution margin	$20,403	$14,503	$50,931	$36,965

Opportunity Suite
Total revenues	3,957	3,760	18,383	9,932
Direct segment operating expenses (1)	(3,546)	(2,629)	(9,115)	(7,128)

Segment contribution margin	$411	$1,131	$9,268	$2,804

Other
Total revenues	886	2,320	3,051	6,572
Direct segment operating expenses (1)	(1,316)	(1,121)	(4,734)	(3,269)

Segment contribution margin	$(430)	$1,199	$(1,683)	$3,303

Total segment contribution margin	$33,475	$25,837	$96,355	$66,522

Reconciliation to operating loss:
Total segment margin	$33,475	$25,837	$96,355	$66,522
Indirect operating expenses (2)	(27,031)	(23,115)	(79,414)	(61,300)
Retek operating loss, excluding non-cash and non-recurring charges included below	—	(9,413)	—	(36,845)
Stock-based compensation expense	(52)	(16,933)	(418)	(21,642)
Expense related to spin-off of Retek subsidiary	—	(46,473)	—	(46,473)
Transaction-related amortization and costs	(14,238)	(14,115)	(41,817)	(29,478)
In-process research and development	(487)	(1,151)	(487)	(7,601)
Restructuring and impairment charges	(1,682)	—	(4,642)	—

Total operating loss	$(10,015)	$(85,363)	$(30,423)	$(136,817)

(1)	Direct segment operating expenses include direct costs associated with cost of sales, research and development, and sales and marketing activities. Direct costs reflect only direct controllable expenses associated with each segment’s line of business.

(2)	Indirect operating expenses include costs associated with costs of sales, research and development and sales and marketing activities that are not allocated directly to segments, and also include general corporate and administrative expenses, including facilities and information technology overhead costs.

NOTE 6 — ACQUISITIONS AND PRO FORMA RESULTS OF OPERATIONS

In April 2001, we acquired ClaimPort, Inc. (“ClaimPort”) in exchange for approximately $3,200 in cash. ClaimPort is a national electronic data interchange vendor providing Web-enabled workers’ compensation injury reporting and proof of coverage services for insurance carriers, third party administrators, self-insured employers and state agencies that support workers’ compensation insurance claims processing. We applied the purchase method of accounting to this acquisition, which resulted in a purchase price of $3,474. The excess of this amount over the net liabilities assumed was $4,068, which was allocated to identified intangible assets and goodwill.

In June 2001, we acquired two workers’ compensation compliance reporting products and related customer base from ecDataFlow.com Inc. (ecDataFlow”) in exchange for approximately $3,600 in cash. From ecDataFlow, we acquired OASIS, a client/server EDI connectivity program for transmitting injury reports, medical bills, and insurance claims, and NIIDS, an ASP-based connectivity product that integrates with OASIS. We applied the purchase method of accounting to this acquisition, which resulted in a purchase price of $3,682, all of which was allocated to identified intangible assets and goodwill.

In August 2001, we acquired certain assets of the Blaze Advisor business unit of Brokat Technologies in exchange for approximately $18,500 in cash and the assumption of certain liabilities. Blaze Advisor’s rules management technology is designed to help large organizations manage complex or frequently changing business rules. We applied the purchase method of accounting for this acquisition, which resulted in a purchase price of $21,751. The purchase price included $2,000 in restricted cash retained by HNC to provide recourse for potential future indemnification obligations of Brokat to HNC and $1,500 in assumed severance obligations, along with accrued acquisition costs. In our preliminary allocation of the purchase price, the excess of the purchase price over net liabilities assumed was $21,771, of which $21,284 was allocated to identified intangibles and goodwill and $487 was allocated to in-process research and development.

In September 2001, we acquired the UK-based Marketing Service Provider (“MSP”) business unit of Chordiant Software Inc., in exchange for approximately $2,000 in cash. The MSP business unit provides marketing campaign and other customer data management services to its customers. We applied the purchase method of accounting for this acquisition, which resulted in a purchase price of $2,413, of which $1,566 was allocated to identified intangibles and goodwill.

During the year ended December 31, 2000, we acquired the following entities in transactions that were accounted for in accordance with the purchase method of accounting: Onyx Technologies, Inc. (“Onyx”), the Center for Adaptive Systems Applications, Inc. (“CASA”), and Advance Information Management Solutions, Inc. (“AIM”) were acquired in the first quarter of 2000; Celerity Technologies, Inc. (“Celerity”) was acquired in the second quarter of 2000; and Systems/Link Corporation (“Systems/Link”) and CardAlert Services, Inc. (“CardAlert”) were acquired in the third quarter of 2000.

The following table summarizes the unaudited pro forma results of our operations for the nine months ending September 30, 2001 and 2000, as if each of the above-referenced acquisitions had occurred on January 1, 2000, instead of their respective later acquisition dates:

	NINE MONTHS ENDED

	SEPTEMBER 30, 2001		SEPTEMBER 30, 2000

		PRO FORMA		PRO FORMA
		COMBINED		COMBINED
	HISTORICAL	(Unaudited)	HISTORICAL	(Unaudited)

Total revenues	$172,119	$187,714	$199,807	$236,847
Net loss	(28,435)	(60,360)	(110,880)	(165,360)
Basic and diluted net loss per share	$(0.83)	$1.76	$(4.04)	$(6.03)

NOTE 7 — OTHER-THAN-TEMPORARY LOSS ON INVESTMENTS

During the quarter ended September 30, 2001, we assessed the impairment in value of our investments in three private companies and one venture capital partnership fund to be other than temporary and, accordingly, we wrote down our investments in KeyLime Software, Qpass Inc., Burning Glass Technologies and Azure Capital Partners L.P. by $2,000, $1,143, $1,000 and $750, respectively. Our assessment of the impairment in our investments in Qpass Inc., KeyLime Software and Burning Glass Technologies was based upon current market conditions, liquidity and financing issues, and other business factors specific to these entities. Our assessment of the impairment in our investment in Azure Capital

Partners, L.P. was based principally on investment data provided by the fund managers, including reserve estimates provided by the fund.

During the quarter ended June 30, 2001, we assessed the impairment in value of our investment in Qpass Inc. to be other than temporary and, accordingly, we wrote this investment down to $1,143, representing the aggregate fair value of our investment in this entity based upon the per-share valuation inherent in this entity’s most recent private financing round that occurred during our second quarter of 2001. As discussed in the preceding paragraph, we wrote down our remaining investment in Qpass Inc. in the third quarter of 2001. Additionally, during the quarter ended June 30, 2001, we assessed the impairment in value of our $250 investment in Network Commerce Inc. to be other than temporary and, accordingly, we wrote this investment down to $12, representing the aggregate fair value of our investment in this entity based upon the closing market price of this publicly traded security on June 30, 2001.

The losses associated with these investment write-downs are included in other expense, net in our statement of operations for the respective periods.

NOTE 8 — STOCK-BASED COMPENSATION

Stock-based compensation expense totaled $52 and $418 during the quarter and nine months ended September 30, 2001, respectively. This expense consisted of the amortization of unearned stock-based compensation totaling $52 and $164 during the quarter and nine months ended September 30, 2001, respectively, and one-time charges associated with option award modifications totaling $254 during the nine months ended September 30, 2001.

Stock-based compensation expense totaled $16,933 and $21,642 during the quarter and nine months ended September 30, 2000, respectively. Of these expenses, $2,919 and $8,513 represented Retek’s amortization of unearned stock-based compensation for the quarter and nine months ended September 30, 2000, respectively. The remaining charges during the quarter and nine months ended September 30, 2000 primarily included non-recurring stock-based compensation charges recorded in connection with our Retek spin-off and the related impact to our stock option plans, offset in part by net stock-based compensation credits recorded during the nine months ended September 30, 2000 relating to variable awards.

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

HNC SOFTWARE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section contains forward-looking statements about anticipated future events or results that are not historical facts but rather express our current expectations, estimates and projections about the future of our business and industry, and are based upon our beliefs and assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements also include, among other things, statements about our future costs and operating expenses and our future capital needs. These statements are not guarantees or assurances of future performance and are subject to numerous risks and uncertainties, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described under the heading “Risk Factors” and elsewhere in this report. Forward-looking statements may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

We are a provider of a Critical Action Technology Platform to assist companies in the financial services, insurance, telecommunications and e-commerce industries in acquiring, managing and retaining customers. Our technology helps businesses make the right decisions about their customers in real time. It can improve a business’ speed in: differentiating between customer value and risk; determining what customers want without invading their privacy; delivering personalized service and managing customers more profitably; and developing customer loyalty.

In April 2001, we announced and began to implement a reorganization that involved realigning our internal organization from a vertical market orientation to a horizontal product platform. As a result, our reportable segments were changed to reflect the new method in which management primarily organizes and evaluates internal financial information to make operating decisions and assess performance. In October 2001, we announced the launch of the Critical Action Technology Platform, which organized our products into complementary suites of previously standalone products, adding features such as improved integration, compatibility, and installation. Our Critical Action technology is designed to provide a highly interoperable and broadly compatible deployment architecture, making it easier to design, commingle and plug in numerous packaged HNC applications and analytics. Our Critical Action platform consists of the Efficiency, Risk and Opportunity product suites.

Efficiency Suite: The Efficiency Suite enables companies to make instant, automated decisions regarding customer applications for loans, credit and services, including the ability to identify and determine customer creditworthiness. This allows companies to simultaneously reduce costs and increase the speed of the customer acquisition process. In addition, it allows companies to process large quantities of applications and claims in real time through multiple acquisition and delivery channels.

Risk Suite: The Risk Suite enables companies to analyze the risks associated with acquiring, managing and retaining customers by analyzing patterns in customer transactions. Risks can include fraud, churn, and bad debt.

Opportunity Suite: The Opportunity Suite enables companies to analyze the opportunities associated with acquiring, managing and retaining customers by analyzing patterns in customer transactions. Opportunities can include maximizing customer profitability by providing cross-sell and up-sell activities and focusing marketing efforts on more profitable customers.

Our revenues and operating results have varied significantly in the past and in some quarters we have experienced net losses. We expect fluctuations in our operating results to continue for the foreseeable future. As a result, we believe that investors should not rely on period-to-period comparisons of our financial results as an indication of our future performance. Because our expense levels are based in part on our expectations regarding future revenues and in the short term are fixed to a large extent, we may be unable to adjust our spending in time to compensate for any unexpected revenue shortfall. Further, we expect a slight decline in our total revenues due to our recent discontinuance of eight of our products. We may not be able to maintain profitability on a quarterly or annual basis in the future. In addition, in the past we have acquired several companies and may continue to do so in the future. Further, in September 2000, we completed the spin-off of our former subsidiary, Retek. Such acquisition transactions and the spin-off of Retek typically affect the comparability of our historical financial results. Acquisitions also typically generate significant continuing charges that decrease our net income, often for many fiscal periods. It is possible that in some future quarter our operating results will be below the expectations of public market analysts and investors. In that event, the price of our common stock would likely be harmed.

RESULTS OF OPERATIONS

Revenues

Our revenues are comprised of license and maintenance revenues and services and other revenues. Our revenues for the third quarter of 2001, which excluded Retek, were $59.1 million. Revenues for the third quarter of 2000, which included Retek, were $77.8 million. Revenues for the nine months ended September 30, 2001, which excluded Retek, were $172.1 million. Revenues for the nine months ended September 30, 2000, which included Retek, were $199.8 million.

License and Maintenance Revenues

We recognize license and maintenance revenues in several different ways, depending on the terms on which the software and maintenance are provided. Revenue from perpetual and short-term periodic licenses of our software is generally recognized upon delivery. Transactional fees under software license arrangements are recognized as revenue based on system usage or, as applicable, when fees based on system usage exceed the monthly minimum license fees. Software maintenance fees are recognized as revenue ratably over the maintenance periods. Transactional fees under network service or internal hosted software arrangements are recognized as revenue based on system usage or, as applicable, when fees based on system usage exceed the monthly minimum license fees. Amounts received under contracts in advance of delivery or performance are recorded as deferred revenue and are generally recognized within one year from receipt.

We typically license our software under both recurring and one-time license pricing models. Recurring sources of license and maintenance revenues generally include transactionally-based software license fees, license fees that recur annually under long-term software license arrangements and transactional fees derived under network service or internal hosted software arrangements. Recurring revenues also include all software maintenance fees. One-time sources of license and maintenance revenues are typically perpetual or time-based licenses with upfront, nonrecurring payment terms. To the extent that our customers license our software products under recurring or one-time pricing models, our license and maintenance revenues and gross margins may differ materially from period to period.

QUARTER ENDED SEPTEMBER 30, 2001

License and maintenance revenues were $44.7 million for the third quarter of 2001, a decrease of 14.0% as compared to $52.0 million for the third quarter of 2000. Excluding Retek, whose license and maintenance revenues in the third quarter of 2000 totaled $17.3 million, HNC’s license and maintenance revenues for the third quarter of 2001 increased by $10.0 million, or 28.9%, over revenues for the third quarter of 2000. The $10.0 million increase in license and maintenance revenues was attributable primarily to a $4.0 million increase in Efficiency segment revenues and a $8.4 million increase in Risk segment revenues, partially offset by a $1.2 million decrease in Opportunity segment revenues and a $1.2 million decline in revenues associated with other products, principally our former intelligent response product line.

The increase in our Efficiency segment revenues was attributable primarily to a full quarter of revenues associated with our RoamEx product, which we acquired in connection with our acquisition of Systems/Link in the third quarter of 2000, incremental revenues resulting from our acquisition of the assets of the Blaze Advisor business unit in the third quarter of 2001, an increase in Capstone license revenues, and to our recognition of incremental license fees resulting from two CompAdvisor customer pricing changes which converted existing customer contracts from recurring transactionally-based fees to one-time fixed fees recognized in full in the quarter, partially offset by a decline in CompAdvisor transactionally-based revenues. The increase in our Risk segment was attributable primarily to an increase in Falcon and CompCompare/Provider Compare revenues along with a full quarter of revenues associated with Card Alert Network products, resulting from our acquisition of Card Alert in the third quarter of 2000, partially offset by a decline in MIRA revenues. Within our Risk segment, the increase in Falcon revenues included revenues related to a customer license pricing change that converted an existing customer contract from recurring transactionally-based fees to a one-time fixed fee recognized in full in the quarter. Further, the increase in ProviderCompare/CompCompare revenues within this segment was attributable primarily to a change in customer payment terms from long-term fixed fee payments to a one-time upfront payment recognized in full in the quarter. The decrease in our Opportunity segment was attributable primarily to a decline in revenues associated with our ProfitMax and ProfitVision products. To the extent that our customers change from paying license fees on a recurring transactional basis to paying us one-time license fees, our recurring revenues and gross margins for future quarters will decrease.

NINE MONTHS ENDED SEPTEMBER 30, 2001

License and maintenance revenues were $128.5 million for the nine months ended September 30, 2001, an increase of 1.8% over $126.2 million for the nine months ended September 30, 2000. Excluding Retek, whose license and maintenance revenues during the nine months ended September 30, 2000 totaled $35.2 million, HNC’s license and maintenance revenues for the nine months ended September 30, 2001 increased by $37.5 million, or 41.2%, over revenues for the nine months ended September 30, 2000. The $37.5 million increase in license and maintenance revenues was attributable primarily to a $16.2 million increase in Efficiency segment revenues, a $20.0 million increase in Risk segment revenues and a $3.8 million increase in Opportunity segment revenues, partially offset by a $2.5 million decline in revenues associated with our other products, principally our former intelligent response product line.

The increase in our Efficiency segment was attributable primarily to a full nine months of revenues associated with our RoamEx product, which we acquired in connection with our acquisition of Systems/Link in the third quarter of 2000, the recognition of 4Score product revenues for a full nine months in 2001 resulting from our acquisition of Onyx in the first quarter of 2000, incremental revenues associated with our acquisitions of the assets of the Blaze Advisor business unit in the third quarter of 2001 and ClaimPort and ecDataFlow in the second quarter of 2001, and recognition of incremental license fees resulting from four CompAdvisor customer pricing changes which converted existing customer contracts from recurring transactionally-based fees to one-time fixed fees recognized in full during the nine month period, partially offset by a decrease in CompAdvisor transactionally-based revenues. The recognition of a full nine months of Celerity product revenues in 2001 also contributed to this increase, as we acquired Celerity in the second quarter of 2000. The increase in our Risk segment was attributable primarily to an increase in Falcon, ProfitMax Fraud and CompCompare/Provider Compare product revenues, along with incremental revenues associated with Card Alert Network and FraudTec products, resulting from our acquisitions of Card Alert and Systems/Link in the third quarter of 2000, and an increase in Eagle product revenues, partially offset by a decline in MIRA revenues. Within our Risk segment, the increase in Falcon and ProfitMax Fraud revenues included revenues related to two customer license pricing changes which converted existing customer contracts from recurring transactionally-based fees to one-time fixed fees recognized in full during the nine month period. Further, the increase in ProviderCompare/CompCompare revenues within this segment was attributable to a change in customer payment terms from long-term fixed fee payments to a one-time upfront payment recognized in full during the nine month period. The increase in our HNC Opportunity segment was attributable primarily to an increase in ProfitMax and ProfitVision product revenues. The increase in ProfitMax revenues included our recognition of revenues related to termination fees from a customer that sold its credit card portfolio and therefore no longer had a use for our product. To the extent that our customers change from paying license fees on a recurring transactional basis to paying us one-time license fees, our recurring revenues and gross margins for future quarters will decrease.

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

QUARTER ENDED SEPTEMBER 30, 2001

Services and other revenues were $14.4 million for the third quarter of 2001, a decrease of 44.3% as compared to $25.8 million for the third quarter of 2000. Excluding Retek, whose services and other revenues in the third quarter of 2000 totaled $9.1 million, HNC’s services and other revenues for the second quarter of 2001 declined by $2.3 million, or 14.1%, as compared to the third quarter of 2000. This $2.3 million decrease in services and other revenues was attributable primarily to a $1.8 million decline in Efficiency segment revenues and a $1.8 million decline in Risk segment revenues, partially offset by a $1.5 million increase in Opportunity segment revenues.

The decline in our Efficiency segment was attributable primarily to a lower volume of Capstone implementations along with a decline in customer bill review volumes associated with our remote hosted service operations. The decline in our Risk segment was attributable primarily to a decline in Falcon implementation and other projects. The increase in our Opportunity segment was attributable primarily to an increase in marketing optimization service revenues.

NINE MONTHS ENDED SEPTEMBER 30, 2001

Services and other revenues were $43.7 million for the nine months ended September 30, 2001, a decrease of 40.7% as compared to $73.6 million for the nine months ended September 30, 2000. Excluding Retek, whose services and other revenues during the nine months ended September 30, 2000 totaled $24.7 million, HNC’s services and other revenues for the nine months ended September 30, 2001 decreased by $5.2 million, or 10.8%, as compared to the nine months ended September 30, 2000. This $5.2 million decrease in services and other revenues was attributable primarily to a $7.9 million decrease in Efficiency segment revenues and a $1.6 million decrease in Risk segment revenues, partially offset by a $4.3 million increase in Opportunity segment revenues.

The decrease in our Efficiency segment was attributable primarily to a lower volume of Capstone implementations along with a decline in customer bill review volumes associated with our remote hosted service operations. The decline in our Risk segment was attributable primarily to a decline in Falcon and various other Risk segment product implementation revenues. The increase in our Opportunity segment was attributable primarily to an increase in marketing optimization service revenues, relating primarily to a full nine months of service revenues in 2001 from CASA, which we acquired in March of 2000.

Gross Margin

License and Maintenance Gross Margin

License and maintenance costs primarily represent our expenses for personnel engaged in customer support, travel to customer sites and documentation materials. Our license and maintenance gross margins are summarized as follows, both in absolute amounts and as a percentage of license and maintenance revenues:

	Quarter Ended September 30,				Nine Months Ended September 30,

	2001		2000		2001		2000

	(in thousands)				(in thousands)
License and Maintenance Gross Margins
HNC operating segments	$33,861	75.7%	$25,477	73.4%	$94,423	73.5%	$64,218	70.6%
Retek segment	—		11,015	63.7%	—		20,170	57.3%

	33,861	75.7%	36,492	70.2%	94,423	73.5%	84,388	66.9%
Stock-based compensation expense and Retek spin-off expense not allocated to segments	(19)	(0.1%)	(8,225)	(15.8%)	(33)	(0.0%)	(8,519)	(6.8%)

HNC Consolidated	$33,842	75.6%	$28,267	54.4%	$94,390	73.5%	$75,869	60.1%

QUARTER ENDED SEPTEMBER 30, 2001

Excluding nonrecurring stock-based compensation expense and expenses related to our spin-off of Retek, which have not been allocated to the operating segment level, our license and maintenance gross margin percentage for the third quarter of 2001 increased 5.5% over the third quarter of 2000. This increase was attributable primarily to a 2.3% margin increase within HNC, coupled with the absence of Retek in the third quarter of 2001, whose license and maintenance gross margins were 63.7% in the third quarter of 2000. The improvement of HNC’s license and maintenance gross margin percentage was attributable primarily to the recognition of incremental license fees associated with customer pricing changes in the third quarter of 2001, including those relating to Falcon, CompAdvisor and ProviderCompare/CompCompare products, and an increase in higher margin RoamEx and recurring Falcon revenues, partially offset by a decline in margins associated with recurring CompAdvisor product revenues due to increased customer support costs.

NINE MONTHS ENDED SEPTEMBER 30, 2001

Excluding nonrecurring stock-based compensation expense and expenses related to our spin-off of Retek, which have not been allocated to the operating segment level, our license and maintenance gross margin percentage for the nine months ended September 30, 2001 increased 6.6% over the nine months ended September 30, 2000. This increase was attributable primarily to a 2.9% margin increase within HNC, coupled with the absence of Retek in the nine months ended September 30, 2001, whose license and maintenance gross margins were 57.3% in the nine months ended September 30, 2000. The improvement in HNC’s license and maintenance gross margin percentage was attributable primarily to the recognition of incremental license fees associated with customer pricing changes during the first nine months in 2001, including those related to Falcon, CompAdvisor, ProfitMax Fraud and ProviderCompare/CompCompare products, an increase in ProfitMax margins resulting from our recognition of termination fees associated with a customer that sold its credit card portfolio and therefore no longer had a use for our product, and an increase in higher-margin RoamEx, 4Score and recurring Falcon product revenues, partially offset by a decrease in margins associated with recurring CompAdvisor product revenues due to increased customer support costs.

Services and Other Gross Margin

Services and other expenses consist of personnel and other expenses associated with providing installation and implementation services and performing development, consulting, and research development contracts, and the costs associated with hosted service operations. Our services and other gross margins are summarized as follows, both in absolute amounts and as a percentage of services and other revenues:

	Quarter Ended September 30,				Nine Months Ended September 30,

	2001		2000		2001		2000

	(in thousands)				(in thousands)
Services and Other Gross Margins
HNC operating segments	$3,882	27.0%	$5,251	31.4%	$12,349	28.3%	$16,062	32.8%
Retek segment	—		1,800	19.8%	—		5,337	21.6%

	3,882	27.0%	7,051	27.3%	$12,349	28.3%	21,399	29.1%
Stock-based compensation expense not allocated to segments	—		(8,111)	(31.4%)	—		(8,906)	(12.1%)

HNC Consolidated	$3,882	27.0%	$(1,060)	(4.1%)	$12,349	28.3%	$12,493	17.0%

QUARTER ENDED SEPTEMBER 30, 2001

Excluding nonrecurring stock-based compensation expense and expenses related to our spin-off of Retek, which have not been allocated to the operating segment level, our services and other gross margin percentage for the third quarter of 2001 decreased by 0.3% over the third quarter of 2000. This decrease was attributable primarily to a 4.4% margin decline within HNC, partially offset by the absence of Retek in the third quarter of 2001, whose services and other margins were 19.8% in the third quarter of 2000. The decline in HNC’s services and other gross margin percentage was attributable primarily to the decline in higher margin Capstone implementation revenues, increased costs associated with certain Falcon implementation projects and a decline in margins associated with remote hosted bill review services, and was partially offset by an increase in higher-margin marketing optimization revenues.

NINE MONTHS ENDED SEPTEMBER 30, 2001

Excluding nonrecurring stock-based compensation expense and expenses related to our spin-off of Retek, which have not been allocated to the operating segment level, our services and other gross margin percentage for the nine months ended September 30, 2001 decreased by 0.8% over the nine months ended September 30, 2000. This decrease was attributable primarily to a 4.5% margin decline within HNC, partially offset by the absence of Retek in the nine months ended September 30, 2001, whose services and other gross margins were 21.6% in the nine months ended September 30, 2000. The decline in HNC’s services and other gross margin percentage was attributable primarily to the decline in higher margin Capstone implementation revenues, increased costs associated with certain Falcon implementation projects and a decline in margins associated with remote hosted bill review services, partially offset by an increase in higher-margin marketing optimization revenues.

Research and Development Expense

Research and development expenses consist primarily of salaries and other personnel-related expenses, subcontracted development services, depreciation of development equipment and supplies. Research and development expenses include non-cash stock-based compensation expense of $13,000 and $8.1 million for the quarters ended September 30, 2001 and 2000, respectively, and $67,000 and $10.6 million for the nine months ended September 30, 2001 and 2000, respectively. Research and development expenses also include nonrecurring expenses related to the Retek spin-off of $12.4 million for the quarter and nine months ended September 30, 2000.

QUARTER ENDED SEPTEMBER 30, 2001

Research and development expenses totaled $11.4 million during the third quarter of 2001 and $40.3 million during the third quarter of 2000. Retek research and development expense totaled $10.7 million during the third quarter of 2000 (including $1.3 million in stock-based compensation charges). Our research and development expenses in the third quarter of 2000 also included stock-based compensation charges of $6.8 million and Retek spin-off expenses of $12.4 million. Excluding these amounts, our research and development expenses for the third quarter of 2001 increased by $0.9 million, or 9.4% over the third quarter of 2000. This increase was attributable primarily to an increase in staffing and related costs to support new product development activities, including those resulting from acquisitions in 2000 and 2001, and was partially offset by a reduction in research and development personnel and third-party development costs associated with certain Efficiency segment research and development projects.

NINE MONTHS ENDED SEPTEMBER 30, 2001

Research and development expenses totaled $33.8 million during the nine months ended September 30, 2001 and $78.1 million during the nine months ended September 30, 2000. Retek research and development expense totaled $30.1 million during the nine months ended September 30, 2000 (including $3.9 million in stock-based compensation charges). Our research and development expenses for the nine months ended September 30, 2000 also included stock-based compensation charges of $6.7 million and Retek spin-off expenses of $12.4 million. Excluding these amounts, our research and development expenses for the nine months ended September 30, 2001 increased by $4.9 million, or 16.9% over the nine months ended September 30, 2000. This increase was attributable primarily to an increase in staffing and related costs to support new product development activities, including those resulting from acquisitions in 2000 and 2001, and was partially offset by a reduction in research and development personnel and third-party development costs associated with certain Efficiency segment research and development projects.

We anticipate that research and development expenses will increase in dollar amount and could increase as a percentage of total revenues for the foreseeable future.

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel, entertainment, trade shows and promotional expenses. Sales and marketing expenses include non-cash stock-based compensation expense of $12,000 and $2.6 million for the quarters ended September 30, 2001 and 2000, respectively, and $40,000 and $4.2 million for the nine months ended September 30, 2001 and 2000, respectively. Sales and marketing expenses also included nonrecurring expenses related to the Retek spin-off of $5.6 million for the quarter and nine months ended September 30, 2000.

QUARTER ENDED SEPTEMBER 30, 2001

Sales and marketing expenses totaled $11.8 million during the third quarter of 2001 and $28.2 million during the third quarter of 2000. Retek sales and marketing expense totaled $10.5 million during the third quarter of 2000 (including $0.6 million in stock-based compensation charges). Our research and development expenses in the third quarter of 2000 also included stock-based compensation charges of $2.0 million and Retek spin-off expenses of $5.6 million. Excluding these amounts, our sales and marketing expenses for the third quarter of 2001 increased by $1.7 million, or 16.7% over the third quarter of 2000. This increase was attributable primarily to increases in staffing related to the expansion of direct sales and marketing staff, including those resulting from our acquisitions in 2000 and 2001. Also contributing to the increase were incremental costs related to the creation and deployment of a new corporate branding campaign along with other expenses to support our acquired businesses, offset by reduced expenditures associated with public relations, advertising and trade shows quarter over quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2001

Sales and marketing expenses totaled $32.7 million during the nine months ended September 30, 2001 and $64.9 million during the nine months ended September 30, 2000. Retek sales and marketing expense totaled $30.1 million during the nine months ended September 30, 2000 (including $1.8 million in stock-based compensation charges. Our sales and marketing expenses for the nine months ended September 30, 2000 also included stock-based compensation charges of $2.3 million and Retek spin-off expenses of $5.6 million. Excluding these amounts, our sales and marketing expense for the nine months ended September 30, 2001 increased by $5.7 million, or 20.9% over the nine months ended September 30, 2000. This increase was attributable primarily to increases in staffing related to the expansion of direct sales and marketing staff, including those resulting from our acquisitions in 2000 and 2001. Also contributing to the increase were incremental costs related to the creation and deployment of a new corporate branding campaign along with other expenses to support our acquired businesses, offset by reduced expenditures associated with public relations, advertising and trade shows period over period.

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

General and administrative expenses include non-cash stock-based compensation expense of $8,000 and $2.2 million for the quarters ended September 30, 2001 and 2000, respectively, and $0.3 million and $1.6 million for the nine months ended September 30, 2001 and 2000, respectively. General and administrative expenses also include nonrecurring expenses related to the Retek spin-off of $16.3 million for the quarter and nine months ended September 30, 2000.

QUARTER ENDED SEPTEMBER 30, 2001

General and administrative expenses totaled $8.0 million during the third quarter of 2001 and $28.8 million during the third quarter of 2000. Retek general and administrative expense totaled $3.3 million during the third quarter of 2000 (including $0.4 million in stock-based compensation charges. Our general and administrative expenses in the third quarter of 2000 also included stock-based compensation charges of $1.8 million and Retek spin-off expenses of $16.3 million. Excluding these amounts, our general and administrative expenses for the third quarter of 2001 increased by $0.6 million, or 8.3% over the third quarter of 2000. This increase was attributable primarily to an increase in charges associated with our provision for doubtful accounts quarter over quarter and to increased legal costs, partially offset by a reduction in employee costs associated with salaries and incentive pay.

NINE MONTHS ENDED SEPTEMBER 30, 2001

General and administrative expenses totaled $23.8 million during the nine months ended September 30, 2001 and $45.1 million during the nine months ended September 30, 2000. Retek general and administrative expenses totaled $9.0 million during the nine months ended September 30, 2000 (including $1.1 million in stock-based compensation charges), our general and administrative expenses for the nine months ended September 30, 2000 also included stock-based compensation charges of $0.6 million and Retek spin-off expenses of $16.3 million. Excluding these amounts, our general and administrative expenses for the nine months ended September 30, 2001 increased by $4.6 million, or 23.6% over the nine months ended September 30, 2000. This increase was attributable primarily to additional staffing and related expenses to support a higher volume of business, including that relating to our acquisitions in 2000 and 2001, and also to an increase in charges associated with our provision for doubtful accounts period over period.

With respect to the projected financial information provided to the appraiser, Blaze/HNC management prepared a detailed set of projections forecasting revenue for the Blaze business as well as gross profit and operating profit margins. These projections were made based on an assessment of customer needs and the expected pricing and cost structure. In addition, Blaze/HNC management provided guidance for allocations of revenue and expenses between complete and in-process technology. With respect to the discount rates used in the valuation approach, the incomplete technology represents a mix of near and mid-term prospects for the business and imparts a level of uncertainty to its prospects. A reasonable expectation of return on the incomplete technology would be higher than that of completed technology due to these inherent risks. As a result, the earnings associated with incomplete technology were discounted at a rate of 24% based upon the following methodology: The Capital Asset Pricing Model was used to determine the cost of equity. It combines a risk free rate of return with an equity risk premium multiplied by a factor, referred to as Beta, which is based on the performance of common stock prices of similar publicly traded companies. Employing these data, the discount rate attributable to the business was 19%, which was used for valuing completed technology. Since incomplete technology would require a higher return than completed technology, the valuation report prepared by the appraiser used a rate of 24% to determine the present value of the cash flows (in excess of a return on other assets of the business) attributable to in-process research and development projects.

Restructuring and Impairment Charges

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001

During the second quarter of 2001, we recorded $3.0 million restructuring charges in connection with a reorganization plan that resulted in the elimination of various redundant corporate resources that existed in our previous organization structure. This charge consisted of severance benefits for 41 terminated employees, the write-off of certain capitalized costs associated with software no longer being used, and charges for the closure of certain office locations. Additionally, in the third quarter of 2001, we committed to the closure of an additional office facility, and recorded estimated lease exit charges of $0.5 million associated with this closure. In the third quarter of 2001, we also recorded an impairment charge of $1.2 million associated with a formerly vacated office facility, resulting from the default of a sublease tenant and resultant estimated future net lease costs expected to be borne by HNC. No such charges were recorded in either the quarter ended March 31, 2001, or the nine months ended September 30, 2000.

Interest Income

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001

Interest income decreased to $2.2 million during the third quarter of 2001 from $3.3 million during the third quarter of 2000, and to $6.8 million during the nine months ended September 30, 2001 from $10.0 million during the nine months ended September 30, 2000. The period over period decreases in interest income are attributable primarily to lower average cash and investment balances during the first three quarters of 2001 as compared to the same periods in 2000, and to a lesser degree lower interest and investment income yields due to market conditions.

Interest Expense

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001

Interest expense decreased to $0.8 million during the third quarter of 2001 from $1.2 million during the third quarter of 2000, and to $1.0 million during the nine months ended September 30, 2001 from $4.0 million during the nine months ended September 30, 2000. The decrease in interest expense is attributable primarily to the conversion of $83.5 million of our former 4.75% convertible subordinated notes (issued in February 1998) into common stock during September 2000 and to the conversion of the remaining $16.4 million of such notes during the first quarter of 2001, whereas the outstanding note balance was $100.0 million through September 2000. The decrease was partially offset by increased interest expense in the third quarter of 2001 associated with our newly issued 5.25% convertible subordinated notes aggregating $150.0 million (of which $125.0 million and $25.0 million in principal amounts were issued on August 24, 2001 and September 6, 2001, respectively).

Other Expense, Net

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001

Other expense, net increased to $4.9 million during the third quarter of 2001 from $0.3 million during the third quarter of 2000, and to $6.0 million during the nine months ended September 30, 2001 from $0.6 million during the nine months ended September 30, 2000. These period over period increases are attributable primarily to our recognition of a $4.9 million charge in connection with the write-down of our investments in Azure Capital Partners L.P., Keylime Software, Qpass and Burning Glass Technologies during the third quarter of 2001, and our recognition of a $1.1 million charge in connection with the write-down of our investments in Qpass and Network Commerce during the second quarter of 2001.

Expense Related to Debt Conversion

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001

In connection with the conversion of $83.5 million of our 4.75% Convertible Subordinated Notes into common stock during the quarter ended September 30, 2000, we incurred and paid $12.7 million in conversion premiums to the note holders, which we recorded as a debt conversion expense.

Income Taxes

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001

The benefit for income taxes was $7.1 million during the third quarter of 2001 and $15.5 million during the third quarter of 2000. The decrease in the income tax benefit is primarily attributable to the decrease in our pre-tax loss in these corresponding periods, adjusted to reflect the decrease of certain non-deductible expenses in the third quarter of 2001 as compared to the same period in 2000, including in-process research and development and stock-based compensation charges, offset by an increase in non-deductible goodwill amortization in the third quarter of 2001 as well as the decrease in deductible expenses associated with the minority interest portion of Retek’s loss in the third quarter of 2000.

The benefit for income taxes was $2.3 million during the nine months ended September 30, 2001 and $25.6 million during the nine months ended September 30, 2000. The decline in the benefit is attributable primarily to the same factors identified in the quarter analysis above. The provision (benefit) for income taxes during interim periods is based on our estimates of the effective tax rates for the respective full fiscal years.

Stock-Based Compensation Expense

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001

Within our statement of operations, stock-based compensation charges have been classified as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

	(in thousands)		(in thousands)
License and maintenance	$19	$2,364	$33	$2,658
Services and other	—	1,753	—	2,548
Research and development	13	8,076	67	10,629
Sales and marketing	12	2,565	40	4,167
General and administrative	8	2,175	278	1,640

	$52	$16,933	$418	$21,642

Stock-based compensation expense totaled $52 and $418 during the quarter and nine months ended September 30, 2001, respectively. This expense included the amortization of unearned stock-based compensation totaling $52 and $164 during the quarter and nine months ended September 30, 2001, respectively, along with one-time charges associated with option award modifications totaling $254 during the nine months ended September 30, 2001.

Stock-based compensation expense totaled $16,933 and $21,642 during the quarter and nine months ended September 30, 2000, respectively. Of these expenses, $2,919 and $8,513 represented Retek’s amortization of unearned stock-based compensation for the quarter and nine months ended September 30, 2000, respectively. The remaining charges during the quarter and nine months ended September 30, 2000 primarily included non-recurring stock-based compensation charges recorded in connection with our Retek spin-off and the related impact to our stock option plans, offset in part by net stock-based compensation credits recorded during the nine months ended September 30, 2000 relating to variable awards.

Expense Related to Spin-off of Retek

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001

We incurred $46.5 million in costs during the third quarter of 2000 associated with the spin-off of Retek. The costs primarily consisted of investment banking, legal, accounting and other administrative costs, and the accrual of cash bonuses to be paid to unvested stock option holders.

Within our statement of operations, expenses related to the spin-off of Retek have been classified as follows:

Quarter and
Nine Months Ended
September 30, 2000

(in thousands)
License and maintenance	$5,861
Services and other	6,358
Research and development	12,405
Sales and marketing	5,552
General and administrative	16,297

$46,473

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $19.0 million for the nine months ended September 30, 2001, compared to net cash used in operating activities of $27.7 million for the nine months ended September 30, 2000. Cash provided by operations during the first nine months of 2001 reflects our net loss of $28.4 million, reduced by non-cash aspects of our net loss totaling $47.5 million.

Net cash used in investing activities totaled $105.7 million for the nine months ended September 30, 2001, compared to net cash used in investing activities of $81.6 million for the nine months ended September 30, 2000. Cash used in investing activities for the nine months ended September 30, 2001 consisted of $70.5 million in net purchases of marketable securities, $25.5 million in net cash paid in business acquisitions, $2.0 million in restricted cash transfers related to business acquisitions, $8.9 million in property and equipment purchases and $0.3 million in connection with equity investments, partially offset by $1.5 million in cash provided by the repayment of employee loans.

Net cash provided by financing activities totaled $161.6 million for the nine months ended September 30, 2001, compared to net cash provided by financing activities of $58.2 million for the nine months ended September 30, 2000. Cash provided by financing activities for the nine months ended September 30, 2001 included $144.7 million in net proceeds from the issuance of $150.0 million in 5.25% Convertible Subordinated Notes, $23.3 million in proceeds resulting from stock option exercises and employee stock purchases under HNC plans, inclusive of the repayment of stockholder notes, and $0.5 million in proceeds from the sale of trade accounts receivable, partially offset by the payment of $6.9 million in investment banking fees during the first quarter of 2001 related to the Retek spin-off.

As of September 30, 2001, we had $308.7 million in cash, cash equivalents, and marketable securities. We believe that these balances, including interest to be earned thereon, and borrowings available under our credit facility will be sufficient to fund our working and other capital requirements, including potential investments in other companies and other assets to support the strategic growth of our business, over the next twelve months. In the ordinary course of business, we evaluate opportunities to acquire businesses, products and technologies. We expect to use our cash to fund these types of activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all, particularly in light of the recent decline in the capital markets. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

In August and September 2001, we issued $150.0 million of 5.25% Convertible Subordinated Notes (“the Notes”) that mature on September 1, 2008. Interest on the Notes is payable on March 1 and September 1 of each year, beginning March 1, 2002. The Notes are convertible by the holders into shares of our common stock at any time prior to maturity at a conversion price of $28.80 per share (subject to certain adjustments), and are subordinated in right of payment to all existing and future senior indebtedness, as defined in the indenture. We may redeem the Notes on or after September 5, 2004, or earlier if the price of our common stock reaches certain levels. If we redeem the notes prior to September 1, 2007, we will also be required to pay a redemption premium as prescribed by the indenture. Net cash proceeds from the issuance of the Notes totaled $144.7 million after deduction of related issuance costs.

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

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt FAS 142 effective January 1, 2002. We are currently evaluating the effect that adoption of the provisions of FAS 142 will have on our consolidated financial position, results of operations and disclosures.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. We are required to adopt the provisions of FAS 144 effective January 1, 2002. We do not expect the adoption of FAS 144 to have a significant impact on our consolidated financial position, results of operations or disclosures.

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

Our revenues and operating results have varied significantly in the past and in some quarters we have experienced net losses. We expect fluctuations in our operating results to continue for the foreseeable future. As a result, we believe that you should not rely on period-to-period comparisons of our financial results as an indication of our future performance. If our revenues or operating results fall below the expectations of market analysts and investors, the market price of our common stock and convertible notes could decline substantially. Factors that are likely to cause our revenues and operating results to fluctuate include the following:

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

     During 2000, we completed the acquisition of seven businesses (one of which was acquired by our former subsidiary Retek, which we spun off in September 2000), and to date in 2001 we have acquired four additional businesses and product lines. We believe that our future growth will depend, in part, upon our ability to successfully complete future acquisitions of businesses and technologies. Integrating newly acquired organizations and technologies into our business could put a strain on our resources and be expensive and time consuming. In addition, we may not succeed in integrating acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. Further, our acquisition strategy and future acquisitions could result in any of the following risks:

•	increased competition for acquisition opportunities could inhibit our growth and our ability to complete suitable acquisitions, and could also increase the price we would have to pay to complete acquisitions, which might result in dilution to the equity interests of our stockholders;

•	if we are unable to complete acquisitions successfully, we might not be able to successfully develop and market products for new industries or for markets with which we may not be familiar;

•	we might not be able to coordinate the diverse operating structures, policies and practices of companies we acquire or to successfully integrate the employees of the acquired companies into our organization and culture, which could impair employee morale and productivity;

•	despite due diligence reviews, acquired businesses may bring with them unanticipated liabilities, business or legal risks or operating costs that could harm our results of operations or business, reduce or eliminate any benefits of the acquisition or require unbudgeted expenses;

•	to the extent we acquire businesses or products from financially distressed companies, we are subject to additional legal risks associated with transactions in that context, including potential creditors’ claims, business uncertainties and liabilities not discharged by the seller;

•	to the extent we acquire distressed businesses, we may need to implement stringent budget and cost-cutting measures with these businesses to reduce or avoid losses from these acquired businesses;

•	if we fail to retain the services of key employees of acquired companies for significant time periods after the acquisition of their companies, we may experience difficulty in managing the acquired company’s business and not realize the anticipated benefits of the acquisition;

•	the accounting treatment of acquisitions can result in significant acquisition-related accounting charges and expenses that can reduce our reported results of operations both at the time of the acquisition and in future periods;

•	additional acquisitions may require us to issue shares of our stock and stock options to owners of the acquired businesses, resulting in dilution to our stockholders; and

•	in the current economic environment, we may be required to use more cash as consideration for acquisitions, which will reduce our working capital.

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

     Our revenues and margins depend in part upon the timing of implementation of our products and services. In most sales, we are involved in the installation of our products at the customer site. We recognize implementation revenue based on progress achieved toward completion and we recognize implementation costs as implementation services are performed. However, the timing of the commencement and completion of the installation process is subject to factors that may be beyond our control, as this process requires access to the customer’s facilities and coordination with the customer’s personnel after delivery of the software. In addition, customers could delay product implementations. Implementation typically involves working with sophisticated software, computing and communications systems. If we experience difficulties with implementation or do not meet project milestones in a timely manner, we could be obligated to devote more customer support, engineering and other resources to a particular project. In addition, we do not begin to recognize maintenance revenue until implementation is complete. If a product implementation is not completed or is delayed, we might not be able to begin to recognize maintenance revenue when expected or at all. If new or existing customers have difficulty deploying our products or require significant amounts of support, our costs could increase, causing increased variability in our operating results.

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

     The rate at which businesses have adopted our products has varied significantly by market and by product within each market, and we expect to continue to experience variations to the degree to which our products are accepted in our target markets in the future. In particular, the acceptance of our products may be limited by factors such as:

•	the failure of prospective customers to perceive value in critical action software solutions;

•	the reluctance of our prospective customers to replace their existing solutions with our products; and

•	the emergence of new technologies that could cause our products to be less competitive or obsolete.

     We must grow our customer base and generate repeat and expanded business from our current and future customers. In some cases, our customers initially make a limited purchase of our products and services for pilot programs. These customers may not purchase additional licenses to expand their use of our products. In addition, as we introduce new versions of our products or new products, our current customers might not require the functionality of our new products and might not ultimately license these products. Because the market for critical action software is still in a relatively early stage of development, we cannot accurately assess the size of the market, and we have limited insight into trends that may emerge and affect our business. For example, we may have difficulty in predicting customer needs and new technologies, developing products that could address those needs and technologies, and establishing a distribution strategy for these products. We may also have difficulties in predicting the competitive environment that will develop.

We are implementing a reorganization, which could result in disruptions to our business.

     In April 2001, we realigned our internal organization from a vertical market orientation to a horizontal product platform. This reorganization involved assigning new responsibilities to many of our employees, including our management. In addition, our focus on our horizontal critical action platform changes our approach to the market, our operations and our strategy. We may not be successful in implementing this reorganization. In addition, this reorganization may not provide all of the business benefits we anticipate. A failure to implement this reorganization could lead to confusion in the market and with our customers, diversion of management resources and disruption to our business.

If we fail to keep up with rapidly changing technologies, our products could become less competitive or obsolete.

     In our markets, technology changes rapidly, and there are continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, database technology and the use of the Internet. If we fail to enhance our current products and develop new products in response to changes in technology or industry standards, our products could rapidly become less competitive or obsolete. For example, the rapid growth of the Internet environment creates new opportunities, risks and uncertainties for businesses, such as ours, which develop software that must also be designed to operate in Internet, intranet and other online environments. Our future success will depend, in part, upon our ability to:

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

     The development of new, technologically advanced products is a complex and uncertain process that requires innovation, highly skilled personnel and accurate anticipation of technological and market trends. We have previously experienced significant delays in the development and introduction of new products and product enhancements, primarily due to difficulties with model development, which has in the past required multiple iterations, as well as difficulties with acquiring data and adapting to particular operating environments. The length of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. If we are unable to meet the introduction schedules for our new products or product enhancements, customers may switch their allegiance to competitive products or refuse to purchase our software suites, which would harm our competitive position and our operating results.

We derive a substantial portion of our revenues from our CompAdvisor and Falcon products, and our revenue will decline if the market does not continue to accept these products.

     During the nine months ended September 30, 2001, revenues associated with CompAdvisor accounted for 22.5% of our total revenues and revenues associated with Falcon accounted for 25.9% of our total revenues. We expect these products will continue to account for a substantial portion of our total revenues for the foreseeable future. Our revenue will decline if the market does not continue to accept these products. Factors that might affect the market acceptance of CompAdvisor include the following:

•	simplification of state workers’ compensation fee schedules;

•	changes in the overall payment system or regulatory structure for workers’ compensation claims;

•	technological change;

•	our inability to obtain or use state fee schedule or claims data;

•	saturation of market demand;

•	loss of key customers; and

•	industry consolidation.

     Demand for, or use of, Falcon, could decline as a result of factors that reduce the effectiveness of Falcon’s fraud detection capabilities. For example, patterns of credit card fraud might change in a manner that the Falcon product line would not detect. In addition, other methods of credit card fraud prevention such as smart cards may reduce customers’ need for the Falcon product line. To the extent that credit and other payment cards cease to be prevailing payment methods, demand for Falcon could decrease. Because many Falcon customers are banks and related financial institutions, sales of our Falcon products are subject to changes in the financial services industry such as fluctuations in interest rates and the general economic health of financial services companies, which affect their capital expenditure budgets. In addition, the financial services industry tends to be cyclical, which may result in variations in demand for our Falcon products. There is a continuing trend toward consolidation in the financial services industry, which has reduced our customer base and may lead to lost or delayed sales and reduced demand for our Falcon products. Industry consolidation also could affect our base of recurring revenues derived from contracts in which we are paid on a per-

transaction basis, when consolidated customers combine their operations under one contract with us which, in some cases, could result in lower payments to us than those previously paid by our customers separately.

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

     The development, installation and support of our credit card fraud control and profitability management, loan underwriting and insurance products require periodic updates of our statistical models. To develop these updates, we must develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update our models. In most cases, these data must be periodically updated and refreshed to enable our predictive products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, most of which are collected privately and maintained in proprietary databases. Generally, our customers agree to provide us the data we require to analyze transactions, report results and build new predictive models. If we fail to maintain good relationships with these customers, we could lose access to required data and our products might become less effective. In addition, our CompAdvisor product uses data from state workers’ compensation fee schedules adopted by state regulatory agencies. Third parties have previously asserted copyright interests in this data. These assertions, if successful, could prevent us from using the data. We might not be able to continue to obtain adequate amounts of statistically relevant data on time, in the required formats or on reasonable terms and conditions, whether from customers or commercial suppliers.

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

     Our competitors vary in size and in the scope of the products and services they offer. We encounter competition from a number of sources, including:

•	other application software companies, including enterprise software vendors;

•	management information systems departments of customers and potential customers, including financial institutions, insurance companies and telecommunications carriers;

•	third-party professional services organizations, including consulting divisions of public accounting firms;

•	Internet companies;

•	hardware suppliers that bundle or develop complementary software;

•	network and telecommunications switch manufacturers, and service providers that seek to enhance their value-added services;

•	neural-network tool suppliers; and

•	managed care organizations.

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

     The market price of our common stock has been, and will likely continue to be, subject to wide fluctuations. Before they convert notes, note holders should compare the price at which our common stock is trading in the market to the conversion price of the notes. Many factors could cause the price of our common stock and our notes to rise and fall, including:

•	variations in our quarterly results;

•	announcements of new products by us or our competitors;

•	acquisitions of businesses or products by us or our competitors;

•	recruitment or departure of key personnel;

•	the gain or loss of significant orders;

•	the gain or loss of significant customers;

•	changes in the estimates of our operating performance or changes in recommendations by securities analysts; and

•	market conditions in our industry, the industries of our customers and the economy as a whole.

     In addition, stocks of technology companies have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. Public announcements by companies in our industry about, among other things, their performance, accounting practices or legal problems could cause the market price of our common stock and our notes to decline regardless of our actual operating performance.

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

We have $150 million in debt represented by convertible subordinated notes.

     Our convertible notes are general unsecured obligations of HNC and are subordinated in right of payment to all of our existing and future senior indebtedness. In the event of our bankruptcy, liquidation or reorganization or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available to pay obligations on the notes only after all senior indebtedness has been paid. As a result, there may not be sufficient assets remaining to pay amounts due on any or all of the outstanding notes. In addition, we will not make any payments on the notes in the event of payment defaults on our senior indebtedness or other specified defaults on our designated senior indebtedness.

     The notes also are effectively subordinated to the liabilities, including trade payables, of our subsidiaries. We conduct a significant portion of our operations through subsidiaries. As of September 30, 2001, we had no outstanding senior indebtedness for purposes of the indenture, while our subsidiaries had approximately $11.3 million outstanding indebtedness or other liabilities (excluding intercompany liabilities and liabilities of the type not required to be reflected on a balance sheet in accordance with generally accepted accounting principles) to which the notes would have been effectively subordinated.

     Neither we nor our subsidiaries are restricted from incurring additional debt, including senior indebtedness, under the indenture. If we or our subsidiaries were to incur additional debt or liabilities, our ability to pay or obligations on the notes could be adversely affected. In addition, we are not restricted from paying dividends or issuing or repurchasing our securities under the indenture.

We might be unable to meet the requirements to purchase notes upon a change in control.

     Upon a change in control, as defined in the indenture under which we issued the notes, note holders may require us to purchase all or a portion of their notes. If a change in control were to occur, we might not have enough funds to pay the purchase price for all tendered notes. Our credit facility provides that a change in control constitutes an event of default. Future credit agreements or other agreements relating to our indebtedness may also provide that a change in control constitutes an event of default and additionally may prohibit the repurchase or redemption of the notes. If a change in control occurs at a time when we are prohibited from purchasing the notes, we could seek the consent of our lenders to purchase the notes or could attempt to refinance this debt. If we do not obtain a consent, we could not purchase the notes. Our failure to purchase tendered notes would constitute an event of default under the indenture, which might constitute a default under the terms of our other debt. In such circumstances, or if a change in control would constitute an event of default under our senior indebtedness, the subordination provisions of the indenture would limit or prohibit payments to note holders. The term “change in control” is limited to certain specified transactions and may not include other events that might harm our financial condition. Our obligation to offer to purchase the notes upon a change in control would not necessarily protect note holders in the event of a highly leveraged transaction, reorganization, merger or similar transaction involving us.

A market may not develop for the notes.

     Since the issuance of the notes, the initial purchasers have made a market in the notes. However, the initial purchasers are not obligated to make a market and may discontinue this market-making activity at any time without notice. In addition, market-making activity by the initial purchasers is subject to the limits imposed by the Securities Act and the Exchange Act. As a result, a market for the notes may not develop or, if one does develop, it may not be maintained. If an active market for the notes fails to develop or be sustained, the trading price of the notes could decline significantly.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices.

Interest Rate Risk

The fair value of our marketable security investments at September 30, 2001 was $164.7 million. The objectives of our investment policy are the safety and preservation of invested funds, and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents, and investments available for sale with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure. Except for certain strategic equity investments, it is also our policy to maintain concentration limits and to invest only in allowable securities as determined by our management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year and that we must maintain liquidity positions. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars.

Foreign Currency Exchange Rate Risk

We mitigate our foreign currency risks principally by contracting primarily in U.S. dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short term operations of our subsidiaries are kept in the local currencies in which they do business, with excess funds transferred to our offices in the United States for investment. For the quarter and nine months ended September 30, 2001, less than 1.0% of our sales were denominated in currencies other than our functional currency, which is the U.S. dollar.

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

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Under the terms of a Purchase Agreement dated August 20, 2001, we sold $125.0 million principal amount of 5.25% Convertible Subordinated Notes to Credit Suisse First Boston Corporation, Goldman, Sachs & Co. and U.S. Bancorp Piper Jaffray Inc. and granted these purchasers an option to purchase an additional $25.0 million principal amount of notes. The purchasers exercised this option on September 6, 2001. The issuance and sale of the notes and the subsequent offering of the notes by the initial purchasers were exempt from the registration provisions of the Securities Act by Section 4(2) of the Securities Act. The notes were sold for cash. The aggregate offering price was $150.0 million and the aggregate discount to the initial purchasers was $5.2 million. The notes are convertible at any time before maturity into our common stock at a conversion price of $28.80 per share, subject to adjustments. This is equivalent to a conversion rate of approximately 34.7222 shares per $1,000 principal amount of notes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

     The following exhibits are incorporated by reference in this report.

Number	Description

4.01	Indenture, dated as of August 24, 2001, between HNC and State Street Bank and Trust Company of California, N.A., as Trustee. (Incorporated by reference to Exhibit 4.04 to the Registrant's Form S-3 Registration Statement, File No. 333-72804.)
4.02	Registration Rights Agreement, dated as of August 24, 2001, between HNC and Credit Suisse First Boston Corporation, Goldman, Sachs & Co. and U.S. Bancorp Piper Jaffray Inc. (Incorporated by reference to Exhibit 4.05 to the Registrant's Form S-3 Registration Statement, File No. 333-72804.)
4.03	Form of Note for HNC’s 5.25% Convertible Subordinated Notes due September 1, 2008. (Included in Exhibit 4.01.)

(b)	REPORTS FILED ON FORM 8-K

•	Report on Form 8-K, dated August 14, 2001 and filed August 15, 2001, reporting under Item 5 the issuance of a press release announcing HNC’s intention to raise $125 million (not including an option of the initial purchasers to purchase an additional $25 million) through an offering of convertible subordinated notes.

•	Report on Form 8-K, dated and filed August 21, 2001, reporting under Item 5 the issuance of a press release that HNC agreed to privately place $125 million of 5.25% Convertible Subordinated Notes, with an option to the initial purchasers to purchase an additional $25 million in principal amount.

•	Report on Form 8-K, dated August 15, 2001 and filed August 30, 2001, reporting under Item 2 HNC’s acquisition of the assets of the Blaze Advisor division from Brokat Technologies, Inc. We also reported that the financial statement and proforma financial information required pursuant to paragraphs (a) and (b) of Item 7 would be filed within 60 days of August 30, 2001.

•	Amendment Number 1 on Form 8-K/A, dated August 15, 2001 and filed October 29, 2001, reporting under Item 7 financial statement and proforma financial information required pursuant to paragraphs (a) and (b), related to HNC’s acquisition of the Blaze Advisor division from Brokat Technologies, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNC SOFTWARE INC.

Date: November 12, 2001	By:	/s/ Kenneth J. Saunders Kenneth J. Saunders Chief Financial Officer and Secretary

(for Registrant as duly authorized officer and as Principal Financial Officer)

/s/ Russell C. Clark Russell C. Clark Vice President, Corporate Finance and Assistant Secretary

(for Registrant as Principal Accounting Officer)