Form 10-K/A
period 2000-12-31
HNC SOFTWARE INC/DE
filed 2002-02-14
CIK 945093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number 0-26146

HNC SOFTWARE INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0248788 (I.R.S. Employer Identification No.)

5935 Cornerstone Court West, San Diego, CA 92121
(Address of principal executive offices)

Registrant’s telephone number, including area code: (858) 546-8877 securities registered pursuant to section 12(b) of the act: none

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

Yes [X]     No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price as reported on the Nasdaq Stock Market at March 9, 2001 was approximately $747.9 million. The number of shares of the Registrant’s Common Stock outstanding at March 9, 2001 was 34,583,630 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement to be used in connection with the Registrant’s 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART II

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

     Our information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is included in this Report on pages F-1 through F-15.

Item 8. Financial Statements and Supplementary Data

     Our consolidated financial statements and footnotes and the report of independent auditors thereon are included in this report on pages F-16 through F-42. Supplementary Financial Data are presented in Note 16 of the Notes to Consolidated Financial Statements included in this report on page F-42.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1)-(2) Financial Statements and Schedules:

See Item 8.

(3) Exhibits:

The exhibits listed on the accompanying Exhibit Index included in this Report are filed or incorporated by reference as part of this Report and the Exhibit Index is incorporated by reference.

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

Report on Form 8-K filed October 6, 2000, dated September 29, 2000, reporting under Item 5 the completion of the separation of Retek, Inc.

Report on Form 8-K filed October 13, 2000, dated September 29, 2000, reporting under Items 2 and 7 the completion of the separation of Retek, Inc.

Amendment filed November 21, 2000 to Report on Form 8-K filed September 22, 2000, reporting financial statements under Item 7.

2

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2002	HNC SOFTWARE INC.

	By:	/s/ Kenneth J. Saunders

Kenneth J. Saunders Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Mutch John Mutch	President and Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)	February 14, 2002

/s/ Kenneth J. Saunders Kenneth J. Saunders	Chief Financial Officer and Secretary (Principal Financial Officer)	February 14, 2002

/s/ Russell C. Clark Russell C. Clark	Vice President, Corporate Finance and Assistant Secretary (Principal Accounting Officer)	February 14, 2002

/s/ Edward K. Chandler Edward K. Chandler	Director	February 14, 2002

/s/ Thomas F. Farb Thomas F. Farb	Director	February 14, 2002

/s/ Louis A. Simpson Louis A. Simpson	Director	February 14, 2002

/s/ Alex W. Hart Alex W. Hart	Director	February 14, 2002

/s/ David Y. Chen David Y. Chen	Director	February 14, 2002

3

HNC SOFTWARE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Statements in the following section contain forward-looking information about our anticipated future operating expenses, our expectations for our international operations, our future capital needs and about the assumptions and projections underlying our in-process research and development expense. Forward-looking statements are subject to risks and uncertainties. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including, but not limited to, the following:

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

You should carefully consider these risks. Investors are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

OVERVIEW

     In November 1999, our former subsidiary Retek, Inc. (“Retek”) completed the initial public offering of approximately 6.3 million shares of its common stock. Prior to the offering, we transferred to Retek all of the shares of our wholly owned subsidiary, Retek Information Systems, Inc. On August 7, 2000, HNC’s board of directors declared a dividend of all of the shares of Retek common stock held by HNC, or approximately 40.0 million shares, to complete the spin-off of our Retek subsidiary. We received a private letter ruling from the Internal Revenue Service that HNC’s dividend of its shares of Retek common stock would be tax-free to HNC and our stockholders for U.S. federal income tax purposes. This dividend was paid on September 29, 2000 to all HNC stockholders of record as of September 15, 2000 using a distribution ratio of approximately 1.243 shares of Retek common stock for

HNC SOFTWARE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

each share of HNC common stock held. Cash was paid in lieu of fractional shares. The shares of Retek common stock that were distributed by HNC in the Retek spin-off constituted all the Retek shares owned by HNC and represented approximately 83.9% of Retek’s outstanding shares as of the September 29, 2000 distribution date. As a result of our distribution of our Retek common shares, Retek is no longer affiliated with HNC. In this section, we refer to HNC Software, Inc., excluding Retek, as “Core HNC.”

     Excluding Retek, our primary business segments during 2000 were HNC Financial Solutions (“FS”), HNC Insurance Solutions (“IS”) and HNC Telecommunications Solutions (“TS”). Each of our segments sells products incorporating our Intelligent Response, Decision Management, Risk Analytics and Opportunity Analytics software solutions.

     Financial Solutions. FS provides a suite of products that addresses the customer-lifecycle management needs of banks and other financial institutions. FS provides transaction-based, real-time fraud detection, authorization and action decisions for applications such as credit card charge authorization and the loan approval decision process.

     Insurance Solutions. IS develops software solutions for the insurance industry that are designed to add value to its customers’ businesses through cost reduction and improved management of risks. Customers in this segment include insurance carriers, third-party administrators, managed care organizations, preferred provider organizations, insurance industry trade groups, brokers, and other service organizations. Our current product offerings are targeted to the workers’ compensation and automobile segments of the property and casualty insurance market, as well as the group health segment of the insurance market.

     Telecommunications Solutions. TS provides solutions designed to help telecommunications carriers acquire more customers, enhance relationships with existing customers and retain customers for longer periods. Our current products include solutions to reduce fraud losses and determine customer profitability.

     Our revenues and operating results have varied significantly in the past and in some quarters we have experienced net losses. We expect fluctuations in our operating results to continue for the foreseeable future. As a result, we believe that investors should not rely on period-to-period comparisons of our financial results as an indication of our future performance. Further, we derive a substantial portion of our revenues from our CompAdvisor and Falcon products. Our CompAdvisor and Falcon products in the aggregate accounted for 40.3% of our total revenues in 2000. CompAdvisor accounted for 23.5% of total revenues in 2000 and Falcon accounted for 16.8% of total revenues in 2000. We expect these products will continue to account for a substantial portion of our total revenues for the foreseeable future. Our revenue will decline if the market does not continue to accept these products.

     Because our expense levels are based in part on our expectations regarding future revenues and in the short term are fixed to a large extent, we may be unable to adjust our spending in time to compensate for any unexpected revenue shortfall. We may not be able to maintain profitability on a quarterly or annual basis in the future. In addition, in the past we have acquired several companies and may continue to do so in the future. During 2000, we completed the spin-off of our former Retek subsidiary. Such transactions typically affect the comparability of our historical financial results. Acquisitions also typically generate significant continuing charges that decrease our net income, often for many fiscal periods. It is possible that in some future quarter our operating results will be below the expectations of public market analysts and investors. In that event, the price of our common stock would likely be harmed.

RESULTS OF OPERATIONS

Revenues

     Our revenues are comprised of license and maintenance revenues and services and other revenues. Total revenues for 2000 increased by $38.0 million, or 17.5%, over 1999. Total revenues for 1999 increased by $38.3

HNC SOFTWARE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

million, or 21.4%, over 1998. Our revenues during 2000, 1999 and 1998 are summarized as follows, and include Retek’s revenues through the September 29, 2000 spin-off date:

	Year Ended December 31,

	2000	1999	1998

	(in thousands)
Core HNC:
License and maintenance revenues	$130,834	$109,983	$94,905
Services and other revenues	64,135	37,747	27,034

	194,969	147,730	121,939

Retek:
License and maintenance revenues	35,229	45,965	44,389
Services and other revenues	24,686	23,194	12,280

	59,915	69,159	56,669

Total Consolidated Revenues	$254,884	$216,889	$178,608

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

     The following table presents our license and maintenance revenues by segment for 2000, 1999 and 1998:

	Year Ended December 31,

	2000	1999	1998

	(in thousands)
License and Maintenance Revenues:
FS	$66,207	$52,489	$48,144
IS	49,804	52,418	43,765
TS and other	14,822	5,076	2,996

Core HNC	130,834	109,983	94,905
Retek	35,229	45,965	44,389

	$166,063	$155,948	$139,294

     License and maintenance revenues in 2000 increased by $10.1 million, or 6.5%, compared with 1999. This increase consisted of a $20.9 million, or 19.0% increase within Core HNC, offset by a $10.7 million, or 23.4% decline at Retek. The increase at Core HNC was primarily attributable to a $13.7 million, or 26.1% increase at our FS segment and a $9.7 million, or 192.0% increase at our combined TS and other segments, offset by a $2.6 million, or 5.0% decline at our IS segment. The increase at our FS segment was attributable primarily to increases in sales of our Falcon and ProfitMax products, along with increased revenues resulting from acquisitions. The increase at our combined TS and other segments is attributable primarily to growth in the TS license and maintenance business through acquisitions, resulting in increased revenues derived primarily through the sale of our 4SCORE and RoamEX products. The decrease at our IS segment resulted primarily from the sale of fewer risk analytic product perpetual licenses as compared to 1999.

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

HNC SOFTWARE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

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

     The following table presents our services and other revenues by segment for 2000, 1999 and 1998:

	Year Ended December 31,

	2000	1999	1998

	(in thousands)
Service and Other Revenues:
FS	$29,480	$21,152	$15,100
IS	31,578	14,372	8,375
TS and other	3,077	2,223	3,559

Core HNC	64,135	37,747	27,034
Retek	24,686	23,194	12,280

	$88,821	$60,941	$39,314

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

     Services and other revenues in 1999 increased $21.6 million, or 55.0%, compared to 1998. This increase consisted of a $10.7 million, or 39.6% increase at Core HNC and a $10.9 million, or 88.9% increase at Retek. The increase at Core HNC was primarily driven by a $6.1 million, or 40.1% increase at our FS segment and a $6.0 million, or 71.6% increase at our IS segment. The increase at our FS segment was principally the result of an increase in Capstone product implementations and, to a lesser extent, installations of Falcon products. These increases were partially offset by a decrease in installations related to our ProfitMax suite of products as a result of the completion of a large project during 1999. The increase at our IS segment was attributable to a combination of increased installation, consulting and remote hosted service bureau revenues relating to our CompAdvisor product, resulting from the aggregate growth of our customer base within this segment, including the addition of two sizable customers, offset by the loss of a significant service bureau customer as a result of industry consolidation.

     Revenues From Non-U.S. Regions. International operations and export sales represented 19.3%, 23.2% and 23.1% of our total revenues in 2000, 1999 and 1998, respectively. During 2000, 1999 and 1998, approximately

HNC SOFTWARE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

4.8%, 5.2% and 6.8% of our sales were denominated in currencies other than our functional currency, which is the U.S. dollar. These foreign currencies are primarily those of Western Europe and Canada. During 2000, approximately 33.4% of our international sales were derived from Retek. In 1999 and 1998, the majority of our international sales were derived from Retek. We believe that international sales represent a significant opportunity for revenue growth and anticipate that our international sales may increase as a percentage of our total revenue in the future. However, there can be no assurance that our efforts to develop products, databases, and models for targeted international markets or in developing additional international sales and support channels will be successful.

Cost of Revenues

     License and Maintenance Cost of Revenues. License and maintenance cost of revenues primarily represents our expenses for personnel engaged in customer support, travel to customer sites and documentation materials. Our license and maintenance cost of revenues was $60.5 million in 2000, $41.6 million in 1999 and $33.5 million in 1998. The following table summarizes our license and maintenance cost of revenues in both absolute dollars and as a percentage of license and maintenance revenues by operating segment:

	Year Ended December 31,

	2000		1999		1998

	(in thousands)
License and Maintenance Cost of Revenues
Segment cost of revenues:
FS	$8,989	13.6%	$9,304	17.7%	$8,503	17.7%
IS	24,425	49.0%	24,420	46.6%	19,519	44.6%
TS and other	3,252	21.9%	1,190	23.4%	701	23.4%

Core HNC	36,666	28.0%	34,914	31.7%	28,723	30.3%
Retek	15,059	42.7%	6,358	13.8%	4,750	10.7%

	51,725	31.1%	41,272	26.5%	33,473	24.0%
Amounts not allocated to segments:
Stock-based compensation expense	2,658	1.6%	280	0.1%	—	—
Expenses related to Retek spin-off	6,086	3.7%	—	—	—	—

HNC Consolidated	$60,469	36.4%	$41,552	26.6%	$33,473	24.0%

     Our license and maintenance cost of revenues percentage in 2000 increased by 9.8% compared to 1999. Of this increase, 4.6% was attributable to increases within our combined Core HNC and Retek operating segments and 5.2% of this increase was attributable to our recognition in 2000 of increased stock-based compensation charges and non-recurring expenditures relating to our Retek spin-off. For a further discussion regarding stock-based compensation charges and expenditures relating to our Retek spin-off, refer to the sections entitled “Stock-Based Compensation Expense” and “Expenses Related to Spin-Off of Retek” appearing later in this Report.

     In 2000, the 4.6% license and maintenance cost of revenues percentage increase within our operating segments was attributable to a 3.7% decline at Core HNC, offset by a 28.9% increase at Retek. The decrease in Core HNC’s license and maintenance cost of revenues percentage was attributable to a 4.1% decrease at our FS segment and a 1.5% decrease at our combined TS and other segments, offset by a 2.4% increase at our IS segment. The cost of revenues percentage decline at our FS segment was attributable primarily to our recognition of one-time, non-recurring license fees related to Falcon product sales, which have minimal associated costs, as well as increased revenues associated with e-commerce products having lower associated costs. The cost of revenues percentage decline within our combined TS and other segments was attributable primarily to the increase of TS product sales during 2000, primarily resulting from growth in the TS license and maintenance business through acquisitions, with a lower percentage cost increase. The cost of revenues percentage increase at our IS segment was attributable primarily to the sale of fewer perpetual licenses, which have minimal associated costs, related to risk analytic products in 2000 versus 1999.

     Our license and maintenance cost of revenues percentage in 1999 increased by 2.6% compared to 1998. This increase was attributable primarily to a 1.4% increase at Core HNC and a 3.1% increase at Retek. Core HNC’s license and maintenance cost of revenues percentage increase was attributable primarily to a 2.0% increase at our IS segment, while the cost of revenues percentage at our FS segment and our combined TS and other segments

HNC SOFTWARE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

remained relatively flat year over year. The increase at our IS segment was attributable primarily to increased costs related to Preferred Provider Organization bill repricing expenses, including network access fees, as a result of increasingly competitive market conditions.

     Services and Other Cost of Revenues. Services and other cost of revenues consist of personnel and other expenses associated with providing installation and implementation services and performing development, consulting, and research development contracts, and the costs associated with hosted service operations. Our services and other cost of revenues was $72.9 million in 2000, $41.3 million in 1999 and $28.7 million in 1998. The following table summarizes our services and other cost of revenues in both absolute dollars and as a percentage of services and other revenues by operating segment:

	Year Ended December 31,

	2000		1999		1998

	(in thousands)
Services and Other Cost of Revenues
Segment cost of revenues:
FS	$22,741	77.1%	$14,013	66.2%	$10.445	69.2%
IS	19,517	61.8%	8,692	60.5%	6,013	71.8%
TS and other	2,155	70.0%	1,586	71.3%	2.693	75.7%

Core HNC	44,413	69.2%	24,291	64.4%	19.151	70.8%
Retek	19,349	78.4%	16,626	71.7%	9,505	77.4%

	63,762	71.8%	40,917	67.1%	28,656	72.9%
Amounts not allocated to segments:
Stock-based compensation expense	2,548	2.9%	354	0.6%	—	—
Expenses related to Retek spin-off	6,603	7.4%	—	—	—	—

HNC Consolidated	$72,913	82.1%	$41,271	67.7%	$28.656	72.9%

     Our services and other cost of revenues percentage in 2000 increased by 14.4% compared to 1999. Of this increase, 4.7% was attributable to increases within our combined Core HNC and Retek operating segments and 9.7% of this increase was attributable to our recognition in 2000 of increased stock-based compensation charges and non-recurring expenditures relating to our Retek spin-off. For a further discussion regarding stock-based compensation charges and expenditures relating to our Retek spin-off, refer to the sections entitled “Stock-Based Compensation Expense” and “Expenses Related to Spin-Off of Retek” appearing later in this Report.

     In 2000, the 4.7% services and other cost of revenues percentage increase within our operating segments was attributable to a 4.8% increase at Core HNC and a 6.7% increase at Retek. The increase within Core HNC was primarily attributable to a 10.9% increase at our FS segment and a 1.3% increase at our IS segment. The cost of revenues percentage increase at our FS segment was attributable primarily to the increased use of third party consultants, who have a higher average cost than internal resources, in connection with Capstone product implementations during the year. The cost of revenues percentage increase at our IS segment was attributable primarily to increased costs associated with contract development work performed during the year, offset by improved cost efficiencies associated with the growth in our hosted service customer base.

     Our services and other cost of revenues percentage in 1999 decreased by 5.2% compared to 1998. This decrease was comprised primarily of a 6.4% decline at Core HNC and a 5.7% decline at Retek. The decrease within HNC was primarily attributable to a 3.0% decrease at our FS segment and an 11.3% decrease at our IS Segment. The cost of revenues percentage decrease at our FS segment was attributable primarily to an increase in the number of Capstone and Falcon product implementations, which had lower associated costs than other services. The cost of revenues percentage decrease at our IS segment was attributable primarily to the result of improved cost efficiencies associated with the growth in our hosted service customer base.

HNC SOFTWARE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Research and Development Expense

     Research and development expenses consist primarily of salaries and other personnel-related expenses, subcontracted development services, depreciation for development equipment and supplies. Research and development expense totaled $75.5 million in 2000, $50.2 million in 1999 and $32.7 million in 1998.

     Research and development expense in 2000 increased by $25.3 million, or 50.5%, compared to 1999. Of this increase, $16.5 million, or 32.9%, was attributable to increased expenditures within our combined Core HNC and Retek operating segments, and $8.8 million, or 17.6%, was attributable to our recognition in 2000 of increased stock-based compensation charges as well as non-recurring expenditures relating to our Retek spin-off. Research and development expenses in 1999 increased by $17.5 million, or 53.6%, compared to 1998. Of this increase, $16.4 million, or 50.2%, was attributable to increased expenditures within our combined Core HNC and Retek operating segments and $1.1 million, or 3.4%, was attributable to the recording of stock-based compensation charges in 1999. For a further discussion regarding stock-based compensation charges and expenditures relating to our Retek spin-off, which we do not allocate to our operating segments, refer to the sections entitled “Stock-Based Compensation Expense” and “Expenses Related to Spin-Off of Retek” appearing later in this Report.

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

     Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of software development costs from the time technological feasibility is established until the product is available for general release to customers. Based on our product development process, technological feasibility is not established until completion of a working model. Costs we incur between completion of the working model and the point at which a product is ready for general release have been insignificant. As a result, no significant software development costs were capitalized through December 31, 2000. We anticipate that research and development expenses will increase in dollar amount and could increase as a percentage of total revenues for the foreseeable future.

Sales and Marketing Expense

     Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel, entertainment and promotional expenses. Sales and marketing expenses totaled $89.9 million in 2000, $46.3 million in 1999 and $34.5 million in 1998.

     Sales and marketing expense in 2000 increased by $43.6 million, or 94.4%, compared to 1999. Of this increase, $20.5 million, or 44.5%, was attributable to increased expenditures within our combined Core HNC and Retek operating segments, and $23.1 million, or 49.9%, was attributable to our recognition in 2000 of increased stock-based compensation charges as well as non-recurring expenditures relating to our Retek spin-off. Sales and marketing expenses in 1999 increased by $11.8 million, or 34.0%, compared to 1998. Of this increase, $11.3 million, or 32.7%, was attributable to increased expenditures within our combined Core HNC and Retek operating segments and $0.4 million, or 1.3%, was attributable to the recording of stock-based compensation charges in 1999. For a further discussion regarding stock•based compensation charges and expenditures relating to our Retek spin-

HNC SOFTWARE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

off, which we do not allocate to our operating segments, refer to the sections entitled “Stock-Based Compensation Expense” and “Expenses Related to Spin-Off of Retek” appearing later in this Report.

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

     General and administrative expense in 2000 increased by $19.5 million, or 57.9%, compared to 1999. Of this increase, $10.8 million, or 32.0%, was attributable to increased expenditures within our combined Core HNC and Retek operating segments, and $8.7 million, or 25.9%, was attributable to the net effect of our recognition of non-recurring expenditures relating to our Retek spin-off, offset by a decline in stock-based compensation charges in 2000 as compared to 1999. General and administrative expenses in 1999 increased by $14.8 million, or 78.0%, compared to 1998. Of this increase, $5.0 million, or 26.4%, was attributable to increased expenditures within our combined Core HNC and Retek operating segments and $9.8 million, or 51.6%, was attributable to the recording of stock-based compensation charges in 1999. For a further discussion regarding stock-based compensation charges and expenditures relating to our Retek spin-off, which we do not allocate to our operating segments, refer to the sections entitled “Stock-Based Compensation Expense” and “Expenses Related to Spin-Off of Retek” appearing later in this Report.

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

HNC SOFTWARE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Transaction-related Amortization and Costs

     Transaction-related amortization and costs primarily include acquisition-related amortization during 2000, 1999 and 1998. Additional costs include $0.8 million related to the write-off of deferred offering costs during 2000 and $0.6 million related to the write-off of deferred merger costs during 1999. Transaction•related amortization and costs increased from $3.2 million in 1998 to 9.2 million in 1999 and to $43.7 million in 2000. These year-over-year increases are primarily attributable to incremental intangible asset amortization charges as a result of our business acquisitions during 1998, 1999 and 2000. The average amortization period and useful life for these intangible assets is approximately 3.5 years. For further information regarding our acquisitions, refer to Note 3 of the Notes to the Consolidated Financial Statements.

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

     Celerity Technologies, acquired in the second quarter of 2000, is involved in developing and marketing electronic data interchange (“EDI”) solutions for the workers’ compensation industry. The company is a developer and provider of translation software, desktop software, and value-added network services in support of the claims handling process. Prior to our acquisition, Celerity Technologies primarily sold its software and network services to insurance carriers, third party administrators, managed care organizations, employers, and medical providers to facilitate the workers compensation claims handling process. At the time of acquisition, Celerity Technologies had a number of new technologies under development related to Web-enabling and EDI network technologies, which in-process research and development projects were estimated at the time of acquisition to achieve technological feasibility in 2000.

     HighTouch, acquired in the second quarter of 2000 by Retek, is a provider of customized software and services relating to customer relationship management (“CRM”). Prior to our acquisition, HighTouch primarily sold customized software and services to a variety of customers in the retail industry. At the time of acquisition, HighTouch had technology under development relating to the creation of a fully integrated standardized off-the-shelf CRM product, which in-process research and development project was estimated at the time of acquisition to achieve technological feasibility in 2000.

     Systems/Link, acquired in the third quarter of 2000, is a software developer that creates data management solutions for large telecommunications companies. The company provides applications for real-time data collection, call detail record exchange, fraud control and prepaid services for carriers. At the time of acquisition, Systems/Link had a new technology under development related to a real-time roamer record exchange system for enhanced fraud control capabilities, which in-process research and development project was estimated at the time of acquisition to achieve technological feasibility in 2001.

HNC SOFTWARE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

     CardAlert, acquired in the third quarter of 2000, provides ATM and debit card risk management services to domestic financial institutions and debit card networks. The company’s Accelerated Detection technology analyzes daily ATM transactions for fraudulent activity. Prior to its acquisition, CardAlert primarily provided fraud detection services to large domestic debit card networks. At the time of acquisition, CardAlert had a new technology under development related to fraud detection for signature-based credit card activity, which in-process research and development project was estimated at the time of acquisition to achieve technological feasibility in the third quarter of 2001.

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

     The in-process research and development for the CASA, Celerity, HighTouch, Systems/Link and CardAlert projects have reached completion or continue to progress, in all material respects, consistently with our original assumptions that were provided to the independent appraiser and used to value the in-process research and development.

HNC SOFTWARE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

1999 Acquisition

     In-process research and development expenses was $1.5 million in 1999, related to a one-time write-off in connection with Retek’s acquisition of WebTrak in the fourth quarter of 1999. At the time of acquisition, certain WebTrak products were under development. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4.

     Retek used an independent appraisal firm to assist in the valuation of the fair market values of the purchased assets of WebTrak. Fair market value is defined as the estimated amount at which an asset might be expected to be exchanged between a willing buyer and willing seller assuming the buyer continues to use the assets in its current operations. Retek provided assumptions by product line of revenue, cost of goods sold and operating expense to the appraiser to assist in the valuation. The in-process research and development projects were valued through the use of a discounted cash flow analysis, taking into account projected future cash flows associated with these projects once they achieve technological feasibility, their stage of completion as of the acquisition date, and the expected return requirements (i.e. discount rates) for determining present values of the projected cash flows. Stages of completion were estimated by considering time, cost, and complexity of tasks completed prior to the acquisition as a percentage of total time, cost and effort required for the total project up to achieving technological feasibility. Earnings associated with WebTrak’s incomplete technology were discounted at a rate of 26.4%

1998 Acquisitions

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

HNC SOFTWARE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

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

Interest Expense

     Interest expense totaled $4.2 million in 2000, $5.7 million in 1999 and $4.5 million in 1998. The majority of our interest expense during each of these years relates to our Convertible Subordinated Notes (the “Notes”). The decline in interest expense in 2000 compared to 1999 is attributable primarily to the conversion of $83.6 million of the Notes into our common stock during the third quarter of 2000, whereas the outstanding convertible note balance during all of 1999 was $100.0 million. The increase in interest expense in 1999 compared to 1998 is attributable primarily to a full year of interest recorded on the Notes during 1999 and a partial year in 1998, as the Notes were issued in March 1998.

Expense Related to Debt Conversion

     In connection with the conversion of $83.6 million in Notes during 2000, we incurred and paid $12.7 million in conversion premiums to the note holders, which we recorded as a debt conversion expense.

HNC SOFTWARE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Other Expense, Net

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

Minority Interest in Losses (Income) of Consolidated Subsidiaries

     Minority interest in losses (income) of consolidated subsidiaries totaled $7.6 million in 2000, $0.7 million in 1999 and $(0.1) million in 1998, and represents other stockholders’ share of the losses (income) of our consolidated subsidiaries, including that relating to Retek in 2000 and 1999.

Income Taxes

     The provision (benefit) for income taxes was $(33.1) million in 2000, $0.5 million in 1999 and $12.8 million in 1998. The differences between the provision (benefit) for income taxes recorded and that computed by applying taxes at statutory rates during 2000, 1999 and 1998 are attributable primarily to the effect of non-deductible expenses, offset by the effect of Retek’s loss attributable to minority interest stockholders and the generation of tax credit carryforwards during each of these three years. Significant non-deductible expenses in 2000 include the effect of one-time write-offs of in-process research and development related to acquisitions, stock-based compensation expense, acquisition related amortization, Retek spin-off costs, and debt conversion expense. Significant non-deductible expenses in 1999 include the effect of a one-time write-off of in-process research and development related to an acquisition, stock-based compensation expense, acquisition related amortization and stock redemption charges. Significant non-deductible expenses in 1998 include the effect of one-time write-offs of in-process research and development related to acquisitions, acquisition related amortization and stock redemption charges. See Note 12 of the Notes to the Consolidated Financial Statements.

Stock-based Compensation Expense

     Within our statement of operations, stock-based compensation charges have been classified as follows in 2000 and 1999:

	Year Ended December 31,

	2000	1999

	(in thousands)
License and maintenance	$2,658	$280
Services and other	2,548	354
Research and development	4,167	1,121
Sales and marketing	10,629	441
General and administrative	1,668	9,789

	$21,670	$11,985

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

     During 1999, Retek granted stock options to employees and directors to purchase Retek common stock at an exercise price of $10.00 per share when the deemed fair market value of Retek’s common stock was $13.00 per

HNC SOFTWARE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

share. As a result, Retek recorded unearned stock-based compensation totaling $21.9 million representing the aggregate intrinsic value of the options on the date of grant. Additionally, during 2000, Retek recorded additional unearned stock-based compensation totaling $1.8 million related to an employee option grant having an exercise price below the fair value of Retek’s common stock on the date of grant. Amortization of Retek’s unearned stock-based compensation totaled $1.9 million during 1999 and $8.3 million during the period from January 1, 2000 through the Retek spin-off date of September 29, 2000. Retek’s unearned stock-based compensation balance of $13.3 million at September 29, 2000, net of forfeiture reductions, was removed from our consolidated equity accounts in connection with the Retek spin-off.

     During 1999, in addition to Retek’s amortization of unearned stock-based compensation as described above, we recorded stock-based compensation expense totaling $10.1 million. This compensation expense relates primarily to stock awards granted to former employees and non-employee consultants, of which $8.0 million was calculated at intrinsic value while the remainder related to variable awards measured at fair value. The intrinsic value charge consisted primarily of a one-time charge of $6.1 million related to a key employee severance agreement executed in the fourth quarter of 1999.

     The fair values of HNC’s variable awards during 2000 and 1999 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0.0% for both years; risk-free interest rate of 5.02% and 5.23% in 2000 and 1999, respectively; volatility of 100% for both years; and expected lives from four months to one year according to the vesting date and subsequent exercise period of each option grant, and our stock prices on the various grant dates as well as on December 31, 2000 and 1999.

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

Expenses Related to Spin-off of Retek

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

$48,185

     These expenses consisted primarily of a $40.4 million charge related to the accrual of cash bonuses payable to employees and directors who held unvested stock options as of the record date for the Retek dividend, along with investment banking, legal, accounting and other non-recurring costs related to the Retek spin-off.

HNC SOFTWARE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Continued)

Liquidity and Capital Resources

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

     Net cash provided by financing activities totaled $74.6 million in 2000, compared to net cash provided by financing activities of $108.3 million in 1999. Cash provided by financing activities during 2000 includes $98.5 million in proceeds resulting from stock option exercises and employee stock purchase plan contributions under both HNC and Retek plans, including the repayment of stockholder notes. It also includes $32.6 million in proceeds from the sale of trade receivables, offset by $18.6 million in cash expended to repurchase HNC common stock for treasury and $7.4 million used to repay debt and capital lease obligations, and a $30.5 million reduction of Retek’s cash and cash equivalent balance as of the September 29, 2000 spin-off date.

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

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137 “Accounting for Derivative Instruments and Hedging Activities •Deferral of the Effective Date of FASB Statement No. 133” which deferred the adoption requirement until the first quarter of 2001. We adopted this new accounting standard effective January 1, 2001. The adoption of FAS 133 in the first quarter of 2001 is not expected to have a significant impact on our consolidated financial position, results of operations or disclosures.

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

     In our opinion, the accompanying consolidated balance sheet of HNC Software Inc. and the related consolidated statements of operations, of cash flows and of changes in stockholders’ equity and comprehensive income present fairly, in all material respects, the financial position of HNC Software Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Diego, California
January 24, 2001, except as
to Note 15, to which the date is March 6, 2001

HNC SOFTWARE INC.

CONSOLIDATED BALANCE SHEET
(in thousands, except per share amounts)

ASSETS

	December 31,

	2000	1999

Current assets:
Cash and cash equivalents	$69,271	$136,340
Marketable securities available for sale-debt	44,779	22,368
Marketable securities available for sale-equity	250	6,810
Trade accounts receivable, net	43,856	64,189
Deferred income taxes	15,045	20,384
Other current assets	8,402	11,144

Total current assets	181,603	261,235
Marketable securities available for sale-debt	48,453	68,563
Equity investments	14,719	14,219
Property and equipment, net	20,826	22,219
Goodwill, net	96,810	17,280
Intangible assets, net	47,522	11,788
Deferred income taxes	33,844	18,085
Other assets	3,964	3,032

	$447,741	$416,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$38,675	$30,049
Deferred revenue	9,876	15,274

Total current liabilities	48,551	45,323
Non-current liabilities	259	4,111
Convertible Subordinated Notes	16,357	100,000

Total liabilities	65,167	149,434

Commitments and contingencies (Notes 8 and 14)
Minority interest in consolidated subsidiaries	—	17,414

Stockholders’ equity:
Preferred stock, $0.001 par value — 4,000 shares authorized: no shares issued or outstanding	—	—
Common stock, $0.001 par value — 120,000 shares authorized: 32,286 and 25,704 shares issued and outstanding, respectively	32	26
Common stock in treasury, at cost — 49 and 882 shares, respectively	(3,251)	(19,613)
Paid-in capital	499,705	275,955
Retained earnings (accumulated deficit)	(104,209)	12,209
Notes receivable from stockholders	(9,049)	—
Unearned stock-based compensation	(577)	(20,511)
Accumulated other comprehensive income (loss)	(77)	1,507

Total stockholders’ equity	382,574	249,573

	$447,741	$416,421

See accompanying notes to consolidated financial statements.

HNC SOFTWARE INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,

	2000	1999	1998

Revenues:
License and maintenance	$166,063	$155,948	$139,294
Services and other	88,821	60,941	39,314

Total revenues	254,884	216,889	178,608

Operating expenses:
License and maintenance (including stock-based compensation and Retek spin-off expense totaling $8,744 and $280 in 2000 and 1999, respectively)	60,469	41,552	33,473
Services and other (including stock-based compensation and Retek spin-off expense totaling $9,151 and $354 in 2000 and 1999, respectively)	72,913	41,271	28,656
Research and development (including stock-based compensation and Retek spin-off expense totaling $9,937 and $1,121 in 2000 and 1999, respectively)	75,490	50,176	32,669
Sales and marketing (including stock-based compensation and Retek spin-off expense totaling $23,509 and $441 in 2000 and 1999, respectively)	89,925	46,259	34,515
General and administrative (including stock-based compensation and Retek spin-off expense totaling $18,514 and $9,789 in 2000 and 1999, respectively)	53,321	33,777	18,977
Transaction-related amortization and costs	43,734	9,158	3,202
In-process research and development	7,601	1,480	6,090
Other (Note 1)	1,172	—	—

Total operating expenses	404,625	223,673	157,582
Operating income (loss)	(149,741)	(6,784)	21,026
Interest income	12,924	6,299	6,799
Interest expense	(4,231)	(5,747)	(4,460)
Expense related to debt conversion	(12,676)	—	—
Other expense, net	(3,378)	(226)	(29)
Minority interest in losses (income) of consolidated subsidiaries	7,582	722	(126)

Income (loss) before income tax provision (benefit)	(149,520)	(5,736)	23,210
Income tax provision (benefit)	(33,102)	536	12,758

Net income (loss)	$(116,418)	$(6,272)	$10,452

Earnings per share:
Basic net income (loss) per share	$(4.08)	$(0.25)	$0.41

Diluted net income (loss) per share	$(4.08)	$(0.25)	$0.39

Shares used in computing basic net income (loss) per share	28,529	24,969	25,362

Shares used in computing diluted net income (loss) per share	28,529	24,969	26,650

See accompanying notes to consolidated financial statements.

HNC SOFTWARE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2000	1999	1998

Cash Flows from Operating Activities:
Net income (loss)	$(116,418)	$(6,272)	$10,452
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	6,505	5,112	3,172
Depreciation and amortization	53,045	17,583	10,827
Acquired in-process research and development	7,601	1,480	6,090
Loss (gain) on asset impairments and dispositions	1,172	222	(56)
Write-down of marketable security	2,750	—	—
Non-cash stock-based compensation expense	15,896	11,985	2,387
Deferred income tax (benefit) expense	(35,384)	(4,625)	4,039
Minority interest in (losses) income of consolidated subsidiaries	(7,582)	(722)	126
Changes in assets and liabilities:
Trade accounts receivable	(40,458)	(35,606)	(26,111)
Deferred income taxes	(291)	4,645	6,864
Other assets	(8,753)	(4,635)	(2,312)
Accounts payable and accrued liabilities	15,954	9,750	4,361
Deferred revenue	39,562	5,670	1,024

Net cash provided by (used in) operating activities	(66,401)	4,587	20,863

Cash Flows from Investing Activities:
Net sales (purchases) of marketable securities	(18,332)	7,856	(74,120)
Cash paid for equity investments	(4,750)	(17,225)	—
Issuance of employee loans	(1,500)	(200)	—
Acquisitions of property and equipment	(25,366)	(16,093)	(8,086)
Cash paid in business acquisitions, net of cash acquired	(22,773)	(5,098)	(8,883)

Net cash used in investing activities	(72,721)	(30,760)	(91,089)

Cash Flows from Financing Activities:
Net proceeds from issuances of HNC common stock	88,298	50,107	10,536
Net proceeds from issuances of Retek common stock	5,635	84,897	—
Repurchase of HNC common stock for treasury	(18,616)	(50,383)	—
Spin-off of Retek subsidiary	(30,463)	—	—
Proceeds from sales of receivables	32,585	23,711	—
Proceeds from repayments of stockholder notes	3,047	—
Net proceeds from issuance of Convertible Subordinated Notes	—	—	96,913
Repayments of notes payable to stockholders	—	—	(770)
Repayment of debt and capital lease obligations	(7,367)	(78)	(160)

Net cash provided by financing activities	73,119	108,254	106,519

Effect of exchange rate changes on cash	(1,066)	(8)	(94)

Net increase (decrease) in cash and cash equivalents	(67,069)	82,073	36,199
Cash and cash equivalents at beginning of the period	136,340	54,267	18,068

Cash and cash equivalents at end of the period	$69,271	$136,340	$54,267

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Common Stock		Treasury Stock			Earnings
					Paid-in	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)

Balance at December 31, 1997	24,538	$25	—	$—	$95,919	$8,029

Common stock options exercised	748	1			8,602
Common stock issued under Employee Stock Purchase Plan	68				1,933
Tax benefit from stock option transactions					7,569
Compensation related to vested options in Aptex buy-back					3,346
Unearned stock-based compensation expense
Common stock issued for acquisition of PCS	143				5,088
Common stock issued for acquisition of FTI	397				14,725
Unrealized gain on marketable securities, net of tax
Foreign currency translation adjustment, net of tax
Net income						10,452

Balance at December 31, 1998	25,894	$26	—	$—	$137,182	18,481

Purchase of HNC stock for treasury	(2,266)	(2)	2,266	(50,381)
Common stock options exercised	1,916	2	(1,384)	30,768	16,418
Common stock issued under Employee Stock Purchase Plan	115				2,808
Tax benefit from stock option transactions					16,993
Unearned stock-based compensation expense					21,462
Non-cash stock-based compensation expense					10,077
Effect of Retek’s initial public offering					69,539
Common stock issued for PCS earn-out	45				1,476
Unrealized gain on marketable securities, net of tax
Foreign currency translation adjustment, net of tax
Net loss						(6,272)

Balance at December 31, 1999	25,704	$26	882	$(19,613)	$275,955	$12,209

Common stock options exercised	3,324	3	(1,026)	32,637	64,340
Purchase of HNC common stock for treasury	(250)	—	250	(18,616)
Release of FTI escrow shares into treasury	(49)		49	(1,808)
Common stock issued under Employee Stock Purchase Plan	106		(106)	4,149	(974)
Effect of common stock issued under Retek Employee Stock Purchase Plan					3,635
Tax benefit from stock option transactions					36,392
Stock-based compensation expense					9,217
Retek initial public offering costs					(243)
Spin-off of Retek subsidiary					(121,571)
Common stock issued in business Acquisitions	1,529	1			133,200
Effect of Retek common stock issued in business acquisition					5,432
Effect of Retek common stock issued in business alliance					8,010
Common stock issued upon conversion of Subordinated Notes	1,872	2			82,319
Common stock issued for PCS earn-out	50				3,993
Interest accrued on stockholder notes
Repayment of stockholder notes
Unrealized loss on marketable securities, net of tax
Foreign currency translation adjustment, net of tax
Net loss						(116,418)

Balance at December 31, 2000	32,286	$32	49	$(3,251)	$499,705	$(104,209)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholder	Unearned	Other	Total
	Notes	Stock-based	Comprehensive	Stockholders'	Comprehensive
	Receivable	Compensation	Income (Loss)	Equity	Income (Loss)

Balance at December 31, 1997	$—	$—	$(113)	$103,860	$17,457

Common stock options exercised				8,603
Common stock issued under Employee Stock Purchase Plan				1,933
Tax benefit from stock option transactions				7,569
Compensation related to vested options in Aptex buy-back				3,346
Unearned stock-based compensation expense		(2,508)		(2,508)
Common stock issued for acquisition of PCS				5,088
Common stock issued for acquisition of FTI				14,725
Unrealized gain on marketable securities, net of tax			47	47	47
Foreign currency translation adjustment, net of tax			(94)	(94)	(94)
Net income				10,452	10,452

Balance at December 31, 1998	$—	$(2,508)	$(160)	$153,021	$10,405

Purchase of HNC stock for treasury				(50,383)
Common stock options exercised				47,188
Common stock issued under Employee Stock Purchase Plan				2,808
Tax benefit from stock option transactions				16,993
Unearned stock-based compensation expense		(19,911)		1,551
Non-cash stock-based compensation expense		1,908		11,985
Effect of Retek’s initial public offering				69,539
Common stock issued for PCS earn-out				1,476
Unrealized gain on marketable securities, net of tax			2,084	2,084	2,084
Foreign currency translation adjustment, net of tax			(417)	(417)	(417)
Net loss				(6,272)	(6,272)

Balance at December 31, 1999	$—	$(20,511)	$1,507	$249,573	$(4,605)

Common stock options exercised	(11,857)			85,123
Purchase of HNC common stock for treasury				(18,616)
Release of FTI escrow shares into treasury				(1,808)
Common stock issued under Employee Stock Purchase Plan				3,175
Effect of common stock issued under Retek Employee Stock Purchase Plan				3,635
Tax benefit from stock option transactions				36,392
Stock-based compensation expense		6,679		15,896
Retek initial public offering costs				(243)
Spin-off of Retek subsidiary		13,255	1,594	(106,722)
Common stock issued in business Acquisitions				133,201
Effect of Retek common stock issued in business acquisition				5,432
Effect of Retek common stock issued in business alliance				8,010
Common stock issued upon conversion of Subordinated Notes				82,321
Common stock issued for PCS earn-out				3,993
Interest accrued on stockholder notes	(239)			(239)
Repayment of stockholder notes	3,047			3,047
Unrealized loss on marketable securities, net of tax			(2,112)	(2,112)	(2,112)
Foreign currency translation adjustment, net of tax			(1,066)	(1,066)	(1,066)
Net loss				(116,418)	(116,418)

Balance at December 31, 2000	$(9,049)	$(577)	$(77)	$382,574	$(119,596)

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

Note 1 — HNC Software Inc. and our Significant Accounting Policies

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

Principles of Consolidation and Basis of Presentation

     Our consolidated financial statements include our assets, liabilities, and results of operations, as well as those of our wholly-owned subsidiaries and Retek Inc. (“Retek”), which was a majority-owned subsidiary prior to its spin-off in September 2000. The ownership of other interest holders in Retek was reflected as minority interest. All significant inter-company balances and transactions have been eliminated.

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

Revenue Recognition

     Software revenue is recognized upon meeting all of the following criteria: execution of a written license agreement, contract or purchase order; delivery of software and/or authorization keys; the license fee is fixed and determinable; and collectibility of the proceeds is assessed as being probable. For multiple-element agreements, total fees are allocated to each element based on vendor-specific objective evidence of fair value or using the residual method when applicable. Allocated fees are recognized separately for each element when it is delivered, providing other criteria referenced above are met. Vendor-specific objective evidence is generally based on the price charged when an element is sold separately, or if not yet sold separately, is established by authorized management. For perpetual license and maintenance arrangements, vendor-specific objective evidence for maintenance services is determined based on contractual renewal rates for those services. For term license and maintenance arrangements, vendor-specific objective evidence for maintenance services is also determined based on contractual renewal rates for those services, and license and maintenance fees are unbundled only if the maintenance term and renewal rates are considered to be substantive.

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

Statement of Operations Data

     Within our statement of operations, components of operating expenditures in 2000 and 1999 include stock-based compensation expense and non-recurring expenses related to our spin-off of Retek that have been classified as follows:

	Year Ended December 31,

	2000	1999

Stock-Based Compensation Expense:
License and maintenance	$2,658	$280
Services and other	2,548	354
Research and development	4,167	1,121
Sales and marketing	10,629	441
General and administrative	1,668	9,789

	$21,670	$11,985

Expense Related to Spin-Off of Retek:
License and maintenance	$6,086
Services and other	6,603
Research and development	5,770
Sales and marketing	12,880
General and administrative	16,846

	$48,185

Cash and Cash Equivalents

     Cash and cash equivalents include amounts on deposit with financial institutions and investments in money market accounts and commercial paper purchased with maturities of three months or less from the date of purchase. The carrying amounts of cash and cash equivalents approximate fair value because of the short-term maturities of these financial instruments.

Marketable Securities

     Management determines the appropriate classification of our investments in marketable debt and equity securities at the time of purchase, and re-evaluates this designation at each balance sheet date. We have classified all of our marketable securities as “available for sale” and carry them at fair value with unrealized gains or losses related to these securities included in other comprehensive income (loss). Realized gains and losses on the sale of investments available for sale are determined using the specific identification method. Losses resulting from other than temporary declines in fair value are charged to operations.

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

We continually review the events and circumstances related to the financial performance and economic environment of the Company for factors that would provide evidence of the impairment of enterprise-level goodwill. If such factors exist, suggesting impairment, we use the market value method to determine the extent of the impairment.

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

Long-lived Assets

     We assess potential impairments to our long-lived and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operations.

During 2000, we recorded an impairment charge of $1,172 related to the abandonment of a lease and associated property and equipment. The impairment charge consisted of the write-off of the remaining net book value of abandoned property and equipment that was deemed to have insignificant remaining value at the time of disposal, as well as charges associated with future facility lease cash obligations, net of estimated sublease income as determined through consultation with an independent lease broker. Estimated lease brokerage fees were also included in this charge. No impairment charges were recorded in 1999 or 1998.

Income Taxes

     Current income tax expense is the amount of income taxes expected to be payable for the current year, prior to the recognition of benefits from stock option deductions. A deferred income tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities as well as the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount “more likely than not” to be realized in future tax returns. Tax rate changes and tax credit reinstatements are reflected in income during the period the changes are enacted.

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

	Year Ended December 31,

	2000	1999	1998

Net income (loss) used:
Net income (loss) used in computing basic and diluted net income (loss) per common share	$(116,418)	$(6,272)	$10,452

Shares used:
Weighted average common shares outstanding used in computing basic net income per common share	28,529	24,969	25,362
Weighted average options to purchase common stock as determined by application of the treasury stock method	—	—	1,227
Additional common shares issued for PCS acquisition earn-out	—	—	23
Employee Stock Purchase Plan common stock equivalents	—	—	38

Shares used in computing diluted net income per common share	28,529	24,969	26,650

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

Foreign Currency Translation

     The financial statements of our international operations have been translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of other comprehensive income (loss). Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than our entity’s local currency) are recorded in operations.

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

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. In July 1999, the FASB issued Statement of Accounting Standards No. 137 “Accounting for Derivative Instruments and Hedging Activities•Deferral of the Effective Date of FASB Statement No. 133” which deferred the adoption requirement until the first quarter of 2001. We adopted this new accounting standard effective January 1, 2001. The adoption of FAS 133 in the first quarter of 2001 is not expected to have a significant impact on our consolidated financial position, results of operations or disclosures.

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

Note 2 — Initial Public Offering and Spin-Off of Retek Inc.

     On September 10, 1999, Retek filed a registration statement with the Securities and Exchange Commission relating to an initial public offering of Retek’s common stock. The offering was consummated in November 1999. In the offering, Retek sold 6,325 shares of its common stock. Prior to the offering, we transferred to Retek all of the shares of our wholly owned subsidiary, Retek Information Systems, Inc.

     On August 7, 2000, HNC’s board of directors declared a dividend of all of the shares of Retek common stock held by HNC, or 40,000 shares, to complete the spin-off of our Retek subsidiary. We received a private letter ruling from the Internal Revenue Service that HNC’s dividend of its shares of Retek common stock would be tax-free to HNC and our stockholders for U.S. federal income tax purposes. This dividend was paid on September 29, 2000 to all HNC stockholders of record as of September 15, 2000 using a distribution ratio of approximately 1.243 shares of Retek common stock for each share of HNC common stock held. Cash was paid in lieu of fractional shares. The shares of Retek common stock that we distributed in the Retek spin-off constituted all the Retek shares owned by HNC and represented approximately 83.9% of Retek’s outstanding shares as of the September 29, 2000 distribution date. As a result of our distribution of our Retek common shares, Retek is no longer affiliated with HNC. In connection with this spin-off, we eliminated net assets totaling $121,213 from our consolidated balance sheet, including cash and cash equivalents of $30,463. Additionally, we eliminated the minority interest associated with Retek of $14,491 and net equity totaling $106,722.

     In connection with the spin-off of our Retek subsidiary, we accelerated the vesting of 25 percent of the outstanding HNC stock options that would have been unvested as of the September 15, 2000 record date in order to afford our option holders the opportunity to participate in receipt of the dividend. Additionally, we offered option holders the opportunity to exercise a portion of their vested options prior to the record date through the issuance of secured, full recourse promissory notes payable to HNC (the “Stockholder Notes”). The Stockholder Notes bear interest at the rate of 10.0% per annum, and are collateralized by the underlying shares of stock. Loans totaling $11,857 were originally extended to option holders. At December 31, 2000, stockholder notes receivable totaled $9,049, net of repayments, and have been recorded as a reduction to stockholders’ equity. In connection with the Retek dividend, we also adjusted the exercise price of all HNC stock options that were outstanding immediately following payment of the dividend. The adjusted stock option exercise prices were calculated by multiplying the pre-dividend option exercise price by the price of HNC common stock immediately after payment of the dividend, and dividing that product by the price of HNC common stock immediately before payment of the dividend. The vesting acceleration of HNC stock options and the adjustment to HNC stock option exercise prices that were greater than the closing price of HNC common stock on September 29, 2000 resulted in stock-based compensation charges (see Note 13).

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

Note 3 — Acquisitions

     In September 2000, we acquired all of the outstanding stock and other securities of Systems/Link Corporation (“Systems/Link”) in exchange for the issuance of 634 shares of our common stock, including 40 underlying shares associated with stock options we exchanged, and $5,512 in cash. We placed 142 of the shares issued and $1,275 of the cash portion of the purchase price into escrow, to secure indemnification obligations of the former Systems/Link stockholders. Systems/Link is a software developer that creates data management solutions for large telecommunications companies, providing applications for real-time data collection, call detail record exchange, fraud control and prepaid services to carriers. We applied the purchase method of accounting for the acquisition of Systems/Link, which resulted in a purchase price of $42,549. The excess of this amount over the net liabilities assumed was $56,416, of which $55,686 was allocated to intangible assets, including goodwill, and $730 was allocated to in-process research and development.

     In September 2000, we acquired all of the outstanding stock and other securities of CardAlert Services, Inc. (“CardAlert”) in exchange for the issuance of 208 shares of our common stock. We placed 42 of the shares issued into escrow to secure indemnification obligations of the former CardAlert stockholders. CardAlert provides ATM and debit card risk management services to domestic financial institutions and debit card networks. We applied the purchase method of accounting for the acquisition of CardAlert, which resulted in a purchase price of $12,608. The excess of this amount over the net liabilities assumed was $12,976, of which $12,555 was allocated to intangible assets, including goodwill, and $421 was allocated to in-process research and development.

     In May 2000, Retek acquired all of the outstanding stock and other securities of HighTouch Technologies, Inc. (“HighTouch”) in exchange for the issuance of 389 shares of Retek’s common stock and $18,000 in cash. HighTouch is a provider of customized software and services relating to customer relationship management. Retek applied the purchase method of accounting for the acquisition of HighTouch, which resulted in a purchase price of $26,308. The excess of this amount over the net liabilities assumed was $30,558, of which $26,558 was allocated to intangible assets, including goodwill, and $4,000 was allocated to in-process research and development.

     In April 2000, we acquired all of the outstanding stock and other securities of Celerity Technologies, Inc. (“Celerity”) in exchange for the issuance of 220 shares of our common stock and $2,400 in cash. We placed 33 of the shares issued into escrow to secure indemnification obligations of the former Celerity shareholders. Celerity develops and markets electronic data interchange solutions for the workers’ compensation industry. We applied the purchase method of accounting for the acquisition of Celerity, which resulted in a purchase price of $18,591. The excess of this amount over the net liabilities assumed was $20,769, of which $19,719 was allocated to intangible assets, including goodwill and $1,050 was allocated to in-process research and development.

     In March 2000, we acquired all of the outstanding stock and other securities of Onyx Technologies, Inc. (“Onyx”) in exchange for the issuance of 382 shares of our common stock, including 30 underlying shares associated with stock options we exchanged, and $1,500 in cash. We placed 105 of the shares issued and $450 of the cash portion of the purchase price into escrow to secure indemnification obligations of the former Onyx shareholders. During September 2000 and March 2001, we released from escrow without claim a total of 70 shares of our common stock and $300 in cash. The remaining 35 shares and $150 in cash are scheduled to be released from escrow in September 2001 and March 2002. Onyx is a provider of online data access and customer acquisition analysis for telecommunications, financial and retail service companies. We applied the purchase method of accounting for the acquisition of Onyx, which resulted in a purchase price of $49,555, of which $3,500 represented our initial 1999 investment in Onyx. The excess of this amount over the net liabilities assumed of $51,163 was allocated to intangible assets, including goodwill.

     In March 2000, we acquired all of the outstanding stock and other securities of the Center for Adaptive Systems Applications, Inc. (“CASA”) in exchange for the issuance of 226 shares of our common stock, including 80 underlying shares associated with stock options we exchanged. CASA is an advanced analytics solutions company that develops and markets account optimization and precision marketing solutions. We placed 38 of the shares issued into escrow to secure indemnification obligations of the former CASA stockholders. We applied the purchase method of accounting for the acquisition of CASA, which resulted in a purchase price of $23,756. The excess of this amount over the net liabilities assumed was $27,260, of which $25,860 was allocated to intangible assets, including goodwill, and $1,400 was allocated to in-process research and development.

     In March 2000, we acquired all of the outstanding stock and other securities of Adaptive Systems Applications, Inc. (“AIM”) in exchange for 9 shares of our common stock, including 0.4 underlying shares associated with stock options we exchanged. AIM provides marketing process automation, campaign execution software, and client-to-vendor data management to direct marketers of enhancement services. We applied the purchase method of accounting for the acquisition of AIM, which resulted in a purchase price of $1,656, of which $750 represents our initial 1999 investment in AIM. The excess of this amount over the net liabilities assumed of $1,785 was allocated to intangible assets, including goodwill.

     In October 1999, Retek acquired WebTrak Limited (“WebTrak”) for a cash payment of $5,333 and the issuance of a $2,667 convertible note, which was subsequently converted into shares of Retek common stock. WebTrak is a United Kingdom company that develops, markets and sells business-to-business products that enable users to publish and share a critical path on the Internet, and allow Web-based collaboration to improve the new product design and development process. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net liabilities assumed of $8,131, of which $6,651 was allocated to intangible assets, including goodwill, and $1,480 was allocated to in-process research and development.

     In March 1998, we acquired Practical Control Systems Technologies, Inc. (“PCS”; renamed Retek Logistics, Inc.) in exchange for 143 shares of our common stock, 14 shares of which were placed into escrow to secure indemnification obligations of the former PCS stockholders, plus the contingent right, subject to the achievement of certain financial objectives during 1998 and 1999, to receive additional shares of our common stock. During 1999, the escrow shares were released without claim. Additionally, we issued 45 shares in 1999 and 50 shares in 2000, related to the PCS’ achievement of financial objectives during 1998 and 1999, respectively. PCS is a supplier of fully integrated distribution center management software products that address the distribution needs of the retail, wholesale and manufacturing industries. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net liabilities assumed of $9,530, of which $7,780 was allocated to intangible assets, including initial goodwill and additional goodwill recorded as a result of the contingent shares issued, and $1,750 was allocated to in-process research and development.

     In April 1998, we acquired Financial Technology Inc. (“FTI”; renamed HNC Financial Solutions, Inc.) in exchange for the issuance of 397 shares of our common stock, 97 of which were placed in escrow to secure indemnification obligations of the former FTI stockholders, and a cash payment of $1,500. FTI develops and markets profitability measurement and decision-support software products and related support services to banks and other similar financial institutions. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net liabilities assumed of $19,186, of which $16,186 was allocated to intangible assets, including goodwill, and $3,000 was allocated to in-process research and development. In May 2000, we entered into a settlement agreement with the former FTI stockholders pertaining to the release and distribution of the 97 shares of our common stock that were placed into escrow to secure potential indemnification obligations. In accordance with this settlement agreement, one-half of the escrow shares were released to us and placed into treasury while the remaining escrow shares were released to the former FTI shareholders, representing a full and complete release of the former FTI shareholders’ contractual indemnification obligations to us.

     In June 1998, we acquired the Advanced Telecommunications Abuse Control System (“ATACS”) product line in exchange for $4,750 in cash. ATACS is a fraud-management software solution for wire-line, wireless and Internet telecommunication service providers. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net liabilities assumed of $4,932, of which $3,592 was allocated to intangible assets, including goodwill, and $1,340 was allocated to in-process research and development.

     During the fourth quarter of 1998, we acquired the outstanding minority shares of Aptex Software Inc. (“Aptex”). Pursuant to the merger and related transactions, we acquired the outstanding stock held by Aptex employees for $5,321 in cash, and exchanged all outstanding Aptex stock options into options to purchase 380 shares of our common stock. As a result of this merger, we incurred a one-time charge to operations of $2,459 and recorded unearned stock-based compensation of $2,508. The application of the purchase method of accounting to this transaction resulted in an excess of cost over net assets acquired, of which $3,788 was allocated to intangible assets, including goodwill.

     In-process research and development recorded in connection with the above-mentioned purchase transactions represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies which, as of the acquisition dates, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions, product sales cycles and the estimated life of each product’s underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include costs of revenues, marketing and selling expenses, general and administrative expenses, and research and development, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue. We made our assessment of whether acquired technologies in these acquisitions were complete or under development in accordance with the guidelines prescribed by Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2, and Financial Accounting Standards Board Interpretation No. 4.

     The following table summarizes in the aggregate, for all purchase acquisitions during 2000, 1999 and 1998, the goodwill and identified intangible assets recorded:

	Year Ended December 31,

	2000	1999	1998

Goodwill	$131,499	$61	$21,770

Intangible Assets:
Acquired software development costs	40,834	4,940	6,604
Customer base	9,938	180	1,197
Assembled Workforce	6,633	240	866
Other	4,422	1,230	909

	61,827	6,590	9,576

Total	$193,326	$6,651	$31,346

     The unaudited pro forma results of operations below present the impact on our results of operations as if the Systems/Link, CardAlert, HighTouch, Celerity, Onyx, CASA and AIM acquisitions had occurred on January 1, 1999, and as if the WebTrak, PCS, FTI and Aptex acquisitions had occurred on January 1, 1998, instead of on their respective acquisition dates:

	Year Ended December 31,

	2000		1999		1998

		Proforma		Pro Forma		Pro Forma
	Historical	Combined	Historical	Combined	Historical	Combined

		(Unaudited)		(Unaudited)		(Unaudited)
Total revenues	$254,884	$270,192	$216,889	$239,690	$178,608	$181,048
Total net income (loss)	(116,418)	(121,344)	(6,272)	(6,868)	10,452	8,577
Basic net income (loss) per share	$(4.08)	$(4.03)	$(0.25)	$(0.26)	$0.41	$0.34
Diluted net income (loss) per share	$(4.08)	$(4.03)	$(0.25)	$(0.26)	$0.39	$0.32

Note 4 — Composition of Certain Financial Statement Captions

	December 31,

	2000	1999

Trade accounts receivable, net:
Billed	$41,860	$56,738
Unbilled	5,593	13,890

	47,453	70,628
Less allowance for doubtful accounts and sales returns	(3,597)	(6,439)

	$43,856	$64,189

     Unbilled accounts receivable represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be realized within one year. During 2000, 1999, and 1998, we reserved $6,505, $5,112, and $3,172, wrote off $3,661, $1,049, and $3,917 and recovered $104, $0, and $79 of our allowance for doubtful accounts and sales returns. Additionally, in connection with the spin-off of Retek on September 29, 2000, we removed Retek’s allowance for doubtful accounts and sales returns of $5,787 from our consolidated balance sheet.

	December 31,

	2000	1999

Property and equipment, net:
Computer equipment and software	$34,389	$28,320
Furniture and fixtures	8,312	11,397
Leasehold improvements	4,897	3,585

	47,598	43,302
Less accumulated depreciation and amortization	(26,772)	(21,083)

	$20,826	$22,219

Goodwill, net:
Goodwill	126,053	22,740
Less accumulated amortization	(29,243)	(5,460)

	$96,810	$17,280

Intangible assets, net:
Acquired software development costs	41,538	14,532
Customer base	9,935	1,377
Assembled work force	6,779	1,106
Other	4,266	2,234

	62,518	19,249
Less accumulated amortization	(14,996)	(7,461)

	$47,522	$11,788

Accounts payable and accrued liabilities:
Accounts payable	$5,712	$9,867
Accrued payroll and related benefits	16,539	12,572
Accrued interest payable	260	1,583
Accrued external costs related to spin-off	6,913	—
Income taxes payable	2,662	45
Other	6,589	5,982

	$38,675	$30,049

     The carrying amounts of accrued liabilities approximate fair value because of the short-term maturities of these financial instruments.

Note 5 — Marketable Securities

     At December 31, 2000 and 1999, the amortized cost and estimated fair value of marketable securities available for sale were as follows:

	December 31, 2000

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government and federal agencies	$59,841	$13	$—	$59,854
U.S. corporate debt	30,765	111	—	30,876
U.S. corporate equity	250	—	—	250
Foreign corporate debt	2,500	2	—	2,502

	$93,356	$126	—	$93,482

	December 31, 1999

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government and federal agencies	$62,233	$—	$(54)	$62,179
U.S. corporate debt	22,415	—	(109)	22,306
U.S. corporate equity	3,000	3,810	—	6,810
Foreign corporate debt	6,484	—	(38)	6,446

	$94,132	$3,810	$(201)	$97,741

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

Note 6 — Equity Investments

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

     In March 2000, we invested $1,500 to maintain our approximate 6% ownership interest in Open Solutions Inc. (“OSI”). In April 1999, we had previously invested $6,000 to purchase an approximate 6% interest in OSI. OSI is a developer of client/server core data processing solutions for community banks and credit unions. This investment is being accounted for using the cost method.

     In October 1999, we invested $3,500 to purchase an approximate 13% interest in Onyx Technologies, Inc. (“Onyx”), a provider of online data access and customer acquisition analysis for telecommunications, financial and retail service companies. In March 2000, we acquired Onyx (see Note 3).

     In June 1999, we invested $3,000 to purchase an approximate 1% interest in Network Commerce Inc. (“Network Commerce”; formerly ShopNow.com Inc.), an e-commerce company that helps customers and merchants buy and sell merchandise online. In September 1999, Network Commerce became a public company. As a result, we reclassified our investment in Network Commerce in our consolidated balance sheet to a short-term available for sale investment classification (see Note 5).

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

     In March 1999, we invested $750 to purchase an approximate 16% interest in AIM Solutions, Inc. (“AIM”), a company that provides marketing process automation, campaign execution software, and client-to-vendor data management to direct marketers of enhancement services. In March 2000, we acquired AIM (see Note 3).

Note 7 — Credit Agreement

     We have a Credit Agreement with a bank that provides for a $15,000 revolving line of credit through July 11, 2001. During 2000 and 1999, we had no amounts outstanding under this revolving line of credit. The agreement contains covenants that restrict our ability to pay cash dividends and make loans, advances or investments without the bank’s consent. As of December 31, 2000, we were in compliance with all covenants under this agreement. Borrowings under this agreement bear interest at LIBOR plus 0.5%, which is payable monthly. The applicable interest rate was 7.06% at December 31, 2000.

Note 8 — Operating Leases

     At December 31, 2000, we are obligated through 2007 under non-cancelable operating leases for our facilities and equipment as follows:

		Net	Future
	Future Minimum	Less Sublease	Minimum Lease
	Lease Payments	Income	Payments

2001	$7,546	$(283)	$7,263
2002	7,052	—	7,052
2003	5,007	—	5,007
2004	2,377	—	2,377
2005	1,832	—	1,832
After 2005	622	—	622

	$24,436	$(283)	$24,153

     Our corporate headquarters lease provides for scheduled rent increases and an option to extend the lease for five years with changes to the terms of the lease agreement and a refurbishment allowance. Rent expense under operating leases totaled $9,075, $6,172 and $3,689 during 2000, 1999, and 1998, respectively, net of sublease income of $555, $1,286, and $1,029, respectively.

Note 9 — Convertible Subordinated Notes

     In March 1998, we completed an offering of $100,000 of 4.75% Convertible Subordinated Notes (the “Notes”), due on March 1, 2003, which we fully and unconditionally guaranteed. The Notes were originally convertible into our common stock at any time prior to the close of business on the maturity date at a conversion rate of 22.30 shares per $1,000 principal amount of the Notes (equivalent to a conversion price of $44.85 per share). We also had the right to redeem the Notes, in whole or in part, on or after March 6, 2001, at redemption prices (plus accrued interest), as follows: a premium of 101.9 after one year, 100.95 after two years, and at par as of the third year. This offering resulted in net proceeds to us of $97,000 after the payment of underwriters’ commissions but before the deduction of offering expenses. Debt issuance costs were recorded at cost and are being amortized using the straight-line method, which approximates the effective interest-method, over the life of the Notes.

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

Note 10 — Treasury, Common and Preferred Stock

     During 2000, we repurchased 250 shares of our outstanding common stock for treasury at a cost of $18,616. During 1999, we repurchased 2,266 shares of our outstanding common stock for treasury at a cost of $50,383.

     During March 1998, we completed a secondary public offering of 2,100 shares of common stock (of which 2,080 shares were sold by selling stockholders and 20 shares were sold by us) at a price to the public of $34.50 per share, which resulted in net proceeds of $655 after the payment of underwriters’ commissions but before the deduction of offering expenses.

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

Note 11 — Income Taxes

     The income tax provision (benefit) is summarized as follows:

	Year Ended December 31,

	2000	1999	1998

Current:
Federal	$—	$3,869	$6,659
State	—	1,042	1,549
Foreign	2,282	250	511
Deferred:
Federal	(33,899)	(3,958)	3,218
State	(1,485)	(694)	715
Foreign		27	106

	$(33,102)	$536	$12,758

     Income before income tax provision (benefit) was taxed under the following jurisdictions:

	Year Ended December 31,

	2000	1999	1998

Domestic	$(154,945)	$(6,521)	$21,388
Foreign	5,425	785	1,822

	$(149,520)	$(5,736)	$23,210

     A reconciliation of the income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate to income before income tax provision (benefit) is summarized as follows:

	Year Ended December 31,

	2000	1999	1998

Amounts computed at statutory federal rate	$(52,332)	$(2,008)	$8,123
State income taxes, net of federal benefit	(965)	226	1,472
Non-deductible debt conversion expense	4,437	—	—
Non-deductible spin-off expense	4,820	—	—
Tax credit carry-forwards generated	(1,005)	(642)	(949)
Non-deductible stock redemption compensation expense	—	543	835
Non-deductible acquired technology and amortization	12,110	1,947	2,895
Minority interest in Retek	(2,654)	(253)	—
Stock based compensation	1,910	407	—
Other, net	577	316	382

Income tax provision (benefit)	$(33,102)	$536	$12,758

     During 2000, 1999 and 1998, we realized certain tax benefits related to stock option transactions in the amounts of $36,392, $16,993 and $7,569, respectively. The tax benefits from these stock option tax deductions were credited directly to paid-in capital.

     Deferred tax assets (liabilities) are summarized as follows:

	December 31,

	2000	1999

Taxable pooling basis difference	$—	$14,955
Net operating loss carry-forwards	54,953	11,257
Tax credit carry-forwards	5,713	6,251
Allowance for doubtful accounts	1,431	2,506
Deferred tax liabilities related to purchase accounting	(18,159)	—
Stock based compensation	741	4,106
Other	4,210	(606)

	48,889	38,469
Deferred tax asset valuation allowance	—	—

Net deferred tax assets	$48,889	$38,469

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

Note 12 — Segment Information

     During 2000, 1999 and 1998, our reportable segments were based upon our method of internal reporting to management, who viewed our business for these periods by functional market. During 2000, 1999 and 1998, our operating segments reflected the way management organized and evaluated internal financial information to make operating decisions and assess performance. Excluding Retek, our primary operating segments include HNC Financial Solutions (“HNC FS”), HNC Insurance Solutions (“HNC IS”) and HNC Telecommunications Solutions (“HNC TS”).

     HNC FS provides transaction-based, real-time fraud detection, authorization and action decisions for applications such as credit card charge authorization and the loan approval decision process. Our HNC FS segment also includes the activities associated with our former eHNC division, the activities of which we reintegrated into FS in July 2000. HNC IS provides users with the ability to reduce fraud losses and streamline operations in the containment of the medical costs of workers’ compensation and automobile accident insurance claims, workers’ compensation loss reserving, workers’ compensation fraud, managed care effectiveness and provider effectiveness. HNC TS provides our telecommunications carrier customers with the ability to reduce fraud losses and determine customer profitability. HNC TS is presented below along with activities associated with our Advanced Technology Solutions group, which primarily conducts research and development for the United States government, as well as corporate activity. Retek, which we spun-off to stockholders effective September 29, 2000, is also presented separately below.

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

     Segment revenues are summarized as follows:

	Year Ended December 31,

	2000	1999	1998

Segment revenue:
HNC FS	$95,668	$73,641	$63,244
HNC IS	81,382	66,790	52,140
HNC TS and other	17,899	7,299	6,555

HNC, excluding Retek	194,969	147,730	121,939
Retek	59,915	69,159	56,669

Total consolidated revenue	$254,884	$216,889	$178,608

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

     Segment operating income (loss), excluding all non-cash and non-recurring charges that we do not allocate between segments, is summarized as follows:

	Year Ended December 31,

	2000	1999	1998

Segment operating income (loss):
HNC FS	$603	$9,935	$10,936
HNC IS	10,572	13,390	7,651
HNC TS and other	(1,709)	(5,168)	700

HNC, excluding Retek	9,466	18,157	19,287
Retek	(36,845)	(2,318)	11,031

Total operating income (loss)	$(27,379)	$15,839	$30,318

     A reconciliation of the operating income (loss) reported by each of our segments to our consolidated operating income (loss) is set forth below:

	Year Ended December 31,

	2000	1999	1998

Segment operating income (loss)	$(27,379)	$15,839	$30,318
Stock-based compensation	(21,670)	(11,985)	—
Transaction-related costs and amortization	(43,734)	(9,158)	(3,202)
Expense related to spin-off of Retek	(48,185)	—	—
Acquired in-process research and development	(7,601)	(1,480)	(6,090)
Other (Note 1)	(1,172)	—	—

Consolidated operating income (loss)	(149,741)	(6,784)	21,026
Interest income	12,924	6,299	6,799
Interest expense	(4,231)	(5,747)	(4,460)
Expense related to debt conversion	(12,676)	—	—
Other expense, net	(3,378)	(226)	(29)
Minority interest in losses (income) of consolidated Subsidiaries	7,582	722	(126)

Income (loss) before income tax provision	$(149,520)	$(5,736)	$23,210

     Segment depreciation expense, included in operating income, is summarized as follows:

	Year Ended December 31,

	2000	1999	1998

Segment depreciation expense:
HNC FS	$4,533	$2,971	$2,921
HNC IS	2,510	2,134	1,564
HNC TS and other	1,122	801	355

HNC, excluding Retek	8,165	5,906	4,840
Retek	3,588	2,309	1,262

Total segment depreciation expense	$11,753	$8,215	$6,102

     Segment assets are summarized as follows:

	December 31,

	2000	1999

Total segment assets:
HNC FS	$96,553	$49,492
HNC IS	60,106	40,491
HNC TS and other	67,003	5,872

HNC, excluding Retek	223,662	95,855
Retek	—	129,099

Total segment assets	223,662	224,954
Corporate	295,762	291,098
Eliminations	(71,683)	(99,631)

Total consolidated assets	$447,741	$416,421

     Corporate assets are primarily comprised of cash and cash equivalents, marketable securities, deferred tax assets and inter-company receivables. Eliminations primarily relate to inter-company balances and investments in subsidiaries.

     Segment capital expenditures are summarized as follows:

	Year Ended December 31,

	2000	1999	1998

Segment capital expenditures:
HNC FS	$7,053	$4,455	$2,909
HNC IS	2,252	4,336	1,831
HNC TS and other	3,991	1,565	407

HNC, excluding Retek	13,296	10,356	5,147
Retek	12,070	5,737	2,939

Total capital expenditures	$25,366	$16,093	$8,086

     Revenue and long-lived assets by geographical area are summarized as follows:

	Year Ended December 31,

	2000	1999	1998

Revenue by geographical area:
United States	$205,361	$166,505	$137,332
Foreign	49,523	50,384	41,276

Total revenue	$254,884	$216,889	$178,608

	December 31,

	2000	1999

Long-lived assets by geographical area:
United States	$169,963	$54,174
Foreign	159	145

Total long-lived assets	$169,122	$54,319

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

Note 13 — Stock Compensation Plans

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

	Year Ended December 31,

	2000	1999	1998

Net income (loss):
As reported	$(116,418)	$(6,272)	$10,452
Pro forma	$(230,171)	$(43,583)	$(21,678)
Basic net income (loss) per common share:
As reported	$(4.08)	$(0.25)	$0.41
Pro forma	$(8.07)	$(1.75)	$(0.84)
Diluted net income (loss) per common share:
As reported	$(4.08)	$(0.25)	$0.39
Pro forma	$(8.07)	$(1.75)	$(0.85)

HNC Software Inc. Sponsored Plans

     We administer several employee benefit plans, both active and inactive. Our active plans include our 1995 Equity Incentive Plan, our 1995 Directors Stock Option Plan, our 1995 Employee Stock Purchase Plan, and our 1998 Stock Option Plan. Our inactive plans include our original 1987 Stock Option Plan and various plans that we acquired in conjunction with our acquisitions. Our inactive plans also include the eHNC 1999 Equity Incentive and Executive Equity Incentive Plans. As a result of a short-form merger of eHNC into HNC in July 2000, all outstanding options under eHNC plans were assumed. These assumed plans were amended to convert their respective options into HNC options as of the respective acquisition or merger dates. While subsequent to the assumption of these plans the acquired employees participated in our own stock option plans and are subject to our plans’ terms and conditions, options issued prior to the acquisition or merger dates are subject to their respective plan terms and conditions. Our inactive plans are not discussed herein. For purposes of the discussion regarding our active plans below, “fair market value” means the closing price of our common stock on the Nasdaq National Market on the grant date.

     Our 1995 Directors Stock Option Plan (“Directors Plan”), as amended, provides for the issuance of up to 600 nonqualified stock options to our outside directors. Under the provisions of the Directors Plan, nonqualified options to purchase 25 shares of our common stock are granted to outside directors upon their respective dates of becoming members of the Board of Directors, and nonqualified options to purchase ten shares of our stock will be granted on each anniversary date. Options under the Directors Plan are to be granted at the fair market value of the stock at the grant date and vest at specific times over a four-year period. As of December 31, 2000, 255 shares remained available for future grant under this plan.

     Our 1995 Equity Incentive Plan (“Incentive Plan”) as amended, provides for the issuance of up to 9,100 shares of our common stock in the form of nonqualified or incentive stock options, restricted stock or stock bonuses. Nonqualified stock options and restricted stock may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award. Options granted under the Incentive Plan may have a term of up to ten years. We have the discretion to provide for restrictions, and the lapse of restrictions, in respect of restricted stock awards. Options typically vest at the rate of 25% of the total grant per year over a four-year period; however, we may, at our discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 2000, 1,172 shares remained available for future grant under this plan.

     Our 1998 Stock Option Plan (“1998 Plan”), as amended, provides for the issuance of up to 2,980 shares of our common stock in the form of nonqualified stock options to our employees, officers, consultants and independent advisors. Options granted under the 1998 Plan may have a term of up to ten years and typically vest at the rate of 25% of the total grant per year over a four-year period; however, we may, at our discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 2000, 1,148 shares remained available for future grant under this plan.

     Our 1995 Employee Stock Purchase Plan (“Stock Purchase Plan”), as amended, provides for the issuance of a maximum of 850 shares of common stock. Each purchase period, eligible employees may designate between 2% and 10% of their cash compensation, up to legally permitted amounts, to be deducted from their compensation for the purchase of common stock under the Stock Purchase Plan. The purchase price of the shares under the Stock Purchase Plan is equal to 85% of the lesser of the fair market value per share on the first day of the twelve-month offering period or the last day of each six-month purchase period. During 2000, 1999 and 1998, 106, 115 and 68 shares of our common stock were issued under the Stock Purchase Plan at an average price of $29.55, $24.46 and $28.34 per share, respectively. As of December 31, 2000, 416 shares were reserved for future issuance under the Stock Purchase Plan.

     Option transactions under HNC’s plans during the three years ending December 31, 2000 are summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 1997	4,591	$23.92
Options granted/exchanged	3,333	34.59
Options exercised	(732)	12.12
Options canceled	(718)	32.04

Outstanding at December 31, 1998	6,474	29.84
Options granted	3,845	33.67
Options exercised	(1,916)	24.68
Options canceled	(2,368)	32.11

Outstanding at December 31, 1999	6,035	33.03
Options granted/exchanged	3,747	69.84
Options exercised	(3,227)	29.76
Options canceled	(1,249)	47.57

Outstanding at September 29, 2000 (a)	5,306	57.60
Options granted	1,559	17.46
Options exercised	(98)	12.44
Options canceled	(848)	10.92

Outstanding at December 31, 2000	5,919	12.88

(a)	On September 29, 2000, in connection with the spin-off of Retek, we adjusted the exercise price of all outstanding stock options in accordance with the distribution ratio discussed in Note 2. The weighted average exercise price of options outstanding at September 29, 2000 after consummation of the spin-off was $11.21.

     The fair value of each option grant under our HNC plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants during 2000, 1999 and 1998, respectively: dividend yield of 0.0% for all three years; risk-free interest rates of 6.21%, 5.47% and 5.14%; expected volatilities of 100%, 100% and 65%; and expected lives of 4.1, 4.1 and 5.0 years. The weighted average fair value of options granted under HNC plans during 2000, 1999 and 1998 was $37.61, $23.15 and $22.17, respectively. The fair value of the employees’ purchase rights issued pursuant to the Stock Purchase Plan were estimated using the Black-Scholes option pricing model with the following weighted average assumptions during 2000, 1999 and 1998, respectively: dividend yield of 0.0% for all three years; risk-free interest rates of 6.18%, 4.98% and 5.02%; expected volatilities of 100%, 100% and 65%; and an expected life of 6 months for all three years. The weighted average fair value of those purchase rights granted in 2000, 1999 and 1998 was $7.29, $16.66 and $16.25, respectively.

     The following table summarizes information about employee stock options outstanding at December 31, 2000 under HNC’s plans:

			Options Outstanding
						Options Exercisable
				Weighted
			Number	Average	Weighted	Number	Weighted
			Outstanding At	Remaining	Average	Exercisable At	Average
Range of			December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices			2000	Life (In Years)	Price	2000	Price

$0.03	to	$6.23	814	7.73	$5.23	126	$5.21
6.24		7.46	733	7.23	6.92	100	6.97
7.47		10.42	758	6.58	8.58	96	8.32
10.43		13.22	618	6.73	11.24	130	10.99
13.23		16.25	1,036	6.85	15.13	109	14.40
16.33		18.10	858	6.22	17.41	195	17.39
18.11		20.25	599	6.43	19.05	94	19.38
20.36		29.69	503	6.60	22.71	50	22.00

0.03		29.69	5,919	6.81	12.88	900	12.73

Retek Inc. Sponsored Plans

     During 1999, Retek adopted the 1999 Equity Incentive Plan, the 1999 Director Stock Option Plan and the Employee Stock Option Exchange Program, under which options to purchase common stock in our former subsidiary Retek had been granted. During 1999, Retek also adopted the 1999 Employee Stock Purchase Plan, which provides for the issuance of Retek’s common stock to eligible employee participants at a purchase price equal to 85% of the lesser of the fair market value per share on the first day of the two-year offering period and the date of purchase. As a result of our September 2000 spin-off of Retek, HNC is no longer affiliated with any Retek stock compensation plans.

     During the period from January 1, 2000 through the Retek spin-off date of September 29, 2000, 464 shares of Retek common stock were issued under Retek’s employee stock purchase plan at an average price of $12.75 per share. No shares were issued under this plan during 1999. Option activity under Retek’s option plans during 1999 and during the period from January 1, 2000 through the spin-off date, is summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 1998	—	—
Options granted	7,416	10.38
Options canceled	(5)	10.00

Outstanding at December 31, 1999	7,411	10.38
Options granted	1,496	27.82
Options canceled	(247)	19.93

Outstanding at September 29, 2000 (a)	8,660	13.06

(a)	As a result of the Retek spin-off, HNC has no further affiliation with Retek’s plans or underlying options, including those outstanding as of the September 29, 2000 spin-off date.

     The fair value of each option granted under Retek’s plans was estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions used for grants during the period from January 1, 2000 through the September 29, 2000 spin-off date and during 1999, respectively: dividend yield of 0.0% for both years; risk-free interest rates of 5.12% and 5.47%; expected volatility of 130% and 100%; and expected lives of 4.4 and 4.1 years. The weighted average fair value of options granted under Retek plans during the period from January 1, 2000 through September 29, 2000, and during 1999, was $24.49 and $7.62, respectively. The fair value of the employees’ purchase rights issued pursuant to Retek’s stock purchase plan in 2000 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0.0%; risk-free interest rate of 5.50%; expected volatility of 130%; and an expected life of 6 months. The weighted average fair value of those purchase rights granted was $8.33.

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

     During 1999, Retek granted stock options to employees and directors to purchase Retek common stock at an exercise price of $10.00 per share when the deemed fair market value of Retek’s common stock was $13.00 per share. As a result, Retek recorded unearned stock-based compensation totaling $21,886 representing the aggregate intrinsic value of the options on the date of grant. Additionally, during 2000, Retek recorded additional unearned stock-based compensation totaling $1,750 related to an employee option grant having an exercise price below the fair value of Retek’s common stock on the date of grant. Amortization of Retek’s unearned stock-based compensation totaled $1,908 during 1999 and $8,266 during the period from January 1, 2000 through the Retek spin-off date of September 29, 2000. Retek’s unearned stock-based compensation balance of $13,255 at September 29, 2000, net of forfeiture reductions, was removed from our consolidated equity accounts in connection with the Retek spin-off.

     During 1999, in addition to Retek’s amortization of unearned stock-based compensation as described above, we recorded stock-based compensation expense totaling $10,077. This compensation expense relates primarily to stock awards granted to former employees and non-employee consultants, of which $7,972 was calculated at intrinsic value while the remainder related to variable awards measured at fair value. The intrinsic value charge consisted primarily of a one-time charge of $6,064 related to a key employee severance agreement executed in the fourth quarter of 1999.

     The fair values of HNC’s variable awards during 2000 and 1999 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0.0% for both years; risk-free interest rate of 5.02% and 5.23% in 2000 and 1999, respectively; volatility of 100% for both years; and expected lives from four months to one year according to the vesting date and subsequent exercise period of each option grant, and our stock prices on the various grant dates as well as on December 31, 2000 and 1999.

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

Note 14 — Contingencies

     Various claims arising in the course of business, seeking monetary damages and other relief, are pending. We believe that these claims will not result in a material negative impact on our results of operations, liquidity or financial condition. However, the amount of the liability associated with these claims, if any, cannot be determined with certainty.

     We recently settled, without liability, a suit that Nestor Inc. filed against us in November 1998 in the United States District Court for the District of Rhode Island. In this suit, Nestor had alleged antitrust violations and unfair competition claims with respect to our marketing of our Falcon credit card fraud detection product. Nestor’s complaint also alleged that we infringed United States patents held by Nestor and sought a declaratory judgment that a United States patent we hold relating to technology used in our Falcon products is invalid and unenforceable. In January 2000 Nestor dropped its claim of patent infringement against us and in January 2001 the case settled and Nestor’s remaining claims for antitrust and unfair competition were dismissed.

Note 15 — Subsequent Event

     In February 2001, we announced the call for redemption of our outstanding Convertible Subordinated Notes on March 6, 2001. In March 2001, all remaining outstanding Notes were converted into 1,639 shares of our common stock at a conversion ratio of 100.2004 shares per $1,000 principal amount of Notes held.

Note 16 — Quarterly Financial Information (Unaudited)

     Summarized quarterly financial information for 2000 and 1999 is as follows:

	Year Ended December 31, 2000(1)(2)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(In Thousands)
Revenues	$54,564	$67,432	$77,812	$55,076	$254,884
Gross Profit	26,896	35,349	43,543	33,609	139,397
Operating loss	(20,992)	(30,462)	(85,363)	(12,924)	(149,741)
Net loss	(12,215)	(20,145)	(78,519)	(5,539)	(116,418)
Basic net income (loss) per share (a)	$(0.47)	$(0.75)	$(2.71)	$(0.17)	$(4.08)
Diluted net income (loss) per share (a)	$(0.47)	$(0.75)	$(2.71)	$(0.17)	$(4.08)

	Year Ended December 31, 1999(3)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(In Thousands)
Revenues	$49,189	$55,933	$58,773	$52,994	$216,889
Gross Profit	29,815	35,484	38,697	30,704	134,700
Operating Income (loss)	3,685	5,994	7,599	(24,062)	(6,784)
Net Income (loss)	2,124	3,345	3,331	(15,072)	(6,272)
Basic net income (loss) per share (4)	$0.08	$0.14	$0.14	$(0.60)	$(0.25)
Diluted net income (loss) per share (4)	$0.08	$0.13	$0.13	$(0.60)	$(0.25)

(1)	Results of operations in 2000 include: i) charges of $1.4 million, $5.0 million and $1.2 million related to the write-off of in-process research and development in the first, second and third quarters, respectively; ii) $12.7 million in non-recurring debt conversion expense and $48.2 million in non-recurring Retek spin-off charges in the third quarter, and iii) a $2.8 million charge relating to the write-down of our investment in Network Commerce and a $1.2 million impairment charge related to the abandonment of a lease and associated property and equipment in the fourth quarter.

(2)	Results of operations in 2000 exclude Retek’s results of operations in the fourth quarter, as a result of our spin-off of Retek on September 29, 2000.

(3)	Results of operations in 1999 include a charge of $1.5 million related to the write-off of in-process research and development in the fourth quarter.

(4)	Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) amounts per share do not equal the total for the year.

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

2.01	Agreement and Plan of Reorganization dated as of April 6, 1998 by and among the Registrant, FW2 Merger Corp. and the shareholders of Financial Technology, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request. (Incorporated by reference to Exhibit 2.01 to Registrant’s Form 8-K filed April 22, 1998.)

2.02	Plan of Merger dated December 21, 1998 adopted by Registrant and Aptex Software Inc. (Incorporated by reference to Exhibit 2.01 to Registrant’s Form 8-K filed February 5, 1999)

2.03	Agreement and Plan of Reorganization dated as of March 9, 2000 among the Registrant, ONYX Technologies, Inc. and FW2 Acquisition Corp. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request. (Incorporated by reference to Exhibit 2.01 to Registrant’s Form 8-K filed March 27, 2000.)

2.04	Agreement and Plan of Merger among Retek Inc., HT Acquisition, Inc., HighTouch Technologies, Inc. and Kipling Investments Labvan Limited dated as of April 17, 2000. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request. (Incorporated by reference to Exhibit 2.01 to Registrant’s Form 8-K filed May 25, 2000.)

2.05**	Agreement and Plan of Reorganization dated as of September 7, 2000 among Registrant, Systems/Link Corporation and SLC Merger Corp. Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted but will be furnished supplementally to the Commission upon request. (Incorporated by reference to Exhibit 2.01 to Registrant’s Form 8-K, as amended, filed September 22, 2000.)

3.01	Registrant’s Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 13, 1996. (Incorporated by reference to Exhibit 3(i).04 to Registrant’s Form 10-Q for the quarter ended June 30, 1996.)

3.02	Certificate of Amendment to Registrant’s Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 12, 2000. (Incorporated by reference to Exhibit 4.08 to Registrant’s Form S-8 Registration Statement, File No. 333-40344, filed June 28, 2000.)

3.03*	Registrant’s Bylaws, as amended.

4.01	Form of Specimen Certificate for Registrant’s Common Stock. (Incorporated by reference to Exhibit 4.01 to Registrant’s Form S-1 Registration Statement, as amended (File No. 33-91932) (the “IPO S-1”).)

10.01	Registrant’s 1987 Stock Option Plan and related documents. (Incorporated by reference to Exhibit 10.01 to the IPO S-1.)(1)

10.02	Registrant’s 1995 Equity Incentive Plan, as amended through March 30, 2000. (Incorporated by reference to Exhibit 4.01 to Registrant’s Form S-8 Registration Statement, File No. 333-40344, filed June 28, 2000.)(1)

10.03	Form of 1995 Equity Incentive Plan Stock Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 10.02 to Registrant’s Form S-4 Registration Statement, File No. 333-64527, as amended December 21, 1998.)(1)

10.04	Registrant’s 1995 Directors Stock Option Plan, as amended through April 30, 2000. (Incorporated by reference to Exhibit 4.05 to Registrant’s Form S-8 Registration Statement, File No. 333-40344, filed June 28, 2000.)(1)

10.05	Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-Q for the quarter ended June 30, 1999)(1)

10.06	Registrant’s 1995 Employee Stock Purchase Plan, as amended through January 1, 2001. (Incorporated by reference to Exhibit 4.01 to Registrant’s Form S-8 Registration Statement, File No. 333-55398, filed February 12, 2001.)(1)

10.07	Registrant’s 1998 Stock Option Plan, as amended through September 1, 2000 and related form of option agreement. (Incorporated by reference to Exhibit 4.05 to Registrant’s Form S-8 Registration Statement, File No. 333-45442, filed September 8, 2000.)(1)

10.08	Aptex Software Inc. 1996 Equity Incentive Plan assumed by Registrant. (Incorporated by reference to Exhibit 4.03 to Registrant’s Form S-8 Registration Statement, File No. 333-71923, filed February

EXHIBIT
NUMBER	DESCRIPTION

5, 1999.)(1)

10.09	Form of Aptex Software Inc. 1996 Equity Incentive Plan Stock Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 4.04 to Registrant’s Form S-8 Registration Statement, File No. 333-71923, filed February 5, 1999.)(1)

10.10	Practical Control Systems Technologies, Inc. 1998 Stock Option Plan assumed by Registrant. (Incorporated by reference to Exhibit 4.03 to Registrant’s Form S-8 Registration Statement, File No. 333-50623, filed April 21, 1998.)(1)

10.11	Form of Practical Control Systems Technologies, Inc. 1998 Stock Option Plan Stock Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 4.04 to Registrant’s Form S-8 Registration Statement, File No. 333-50623, filed April 21, 1998.)(1)

10.12	Advanced Information Management Solutions, Inc. Stock Option Plan assumed by Registrant. (Incorporated by reference to Exhibit 4.01 to Registrant’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)

10.13	Form of Advanced Information Management Solutions, Inc. Stock Option Agreement. (Incorporated by reference to Exhibit 4.02 to Registrant’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)

10.14	ONYX Technologies, Inc. 1999 Stock Plan assumed by Registrant. (Incorporated by reference to Exhibit 4.03 to Registrant’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)

10.15	Form of ONYX Technologies, Inc. Stock Option Agreement. (Incorporated by reference to Exhibit 4.04 to Registrant’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)

10.16	The Center for Adaptive Systems Applications, Inc. 1995 Stock Option Plan assumed by Registrant. (Incorporated by reference to Exhibit 4.05 to Registrant’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)

10.17	Forms of The Center for Adaptive Systems Applications, Inc. Stock Option Agreements. (Incorporated by reference to Exhibit 4.06 to Registrant’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)

10.18	eHNC Inc. 1999 Equity Incentive Plan, as amended, assumed by Registrant. (Incorporated by reference to Exhibit 4.01 to Registrant’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)

10.19	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.02 to Registrant’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)

10.20	eHNC Inc. 1999 Executive Equity Incentive Plan assumed by Registrant. (Incorporated by reference to Exhibit 4.03 to Registrant’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)

10.21	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Executive Equity Incentive Plan. (Incorporated by reference to Exhibit 4.04 to Registrant’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)

10.22	Systems/Link Corporation 1999 Stock Option Plan assumed by Registrant and related forms of agreements. (Incorporated by reference to Exhibit 4.04 to Registrant’s Form S-8 Registration Statement, File No. 333-45442, filed September 8, 2000.)(1)

10.23	Separation Agreement dated December 14, 1999 between the Registrant and Robert L. North. (Incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K, as amended, for the year ended December 31, 1999.)(1)

10.24	Separation Agreement dated December 13, 1999 between the Registrant and Raymond V. Thomas. (Incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-K, as amended, for the year ended December 31, 1999.)(1)

10.25	Employment Agreement dated October 13, 1999 between the Registrant and John Mutch. (Incorporated by reference to Exhibit 10.25 to Registrant’s Form 10-K, as amended, for the year ended December 31, 1999.)(1)

10.26	Employment Agreement dated December 13, 1999 between the Registrant and John Mutch. (Incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-K, as amended, for the year ended December 31, 1999.)(1)

EXHIBIT
NUMBER	DESCRIPTION

10.27	Employment Agreement dated December 13, 1999 between Registrant and Kenneth J. Saunders. (Incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K, as amended, for the year ended December 31, 1999.)(1)

10.28	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. (Incorporated by reference to Exhibit 10.08 to the IPO S-1.)(1)

10.29	Loan and Security Agreement by and among Registrant and John Mutch and Teresa Mutch, dated as of May 31, 2000. (Incorporated by reference to Exhibit 20.02 to Registrant’s Form 10-Q, as amended, for the quarter ended June 30, 2000.)(1)

10.30	Loan and Security Agreement by and among Registrant and Bruce Hansen and Jody Hansen, dated as of June 2, 2000. (Incorporated by reference to Exhibit 20.03 to Registrant’s Form 10-Q, as amended, for the quarter ended June 30, 2000.)(1)

10.31*	First Amendment to Loan and Security Agreement by and among Registrant and Bruce Hansen and Jody Hansen, effective as of December 1, 2000.(1)

10.32	Employee Option Exercise Assistance documents used under Registrant’s option plans, consisting of forms of Secured Full Recourse Promissory Note, Stock Pledge Agreement and related documents. (Incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-Q for the quarter ended September 30, 2000.)(1)

10.33*	Amended Employee Option Exercise Assistance documents, consisting of forms of Secured Full Recourse Promissory Note, Stock Pledge Agreement and related documents.(1)

10.34	[Intentionally Omitted]

10.35*	Strategic Partnership Agreement dated as of October 23, 2000, between Registrant and GeoTrust, Inc., as amended by Amendment No. 1 dated March 6, 2001.

10.36	Office Building Lease dated as of December 1, 1993, as amended effective February 1, 1994 and June 1, 1994, between Registrant and PacCor Partners. (Incorporated by reference to Exhibit 10.09 to the IPO S-1.)

10.37	Credit Agreement dated as of July 11, 1997, between Registrant and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.02 to Registrant’s Form 10-Q, as amended, for the quarter ended June 30, 1997.)

10.38	Office Building Lease dated as of May 30, 1997, between Retek Information Systems, Inc. and Midwest Real Estate Holdings, Inc. (Incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-Q, as amended, for the quarter ended June 30, 1997.)

10.39	Lease Agreement dated as of June 17, 1996, between Registrant and Williams Properties I, LLC & Williams Properties II, LLC. (Incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-K, as amended, for the year ended December 31, 1996.)

10.40	Office Building Lease dated June 17, 1993, between Linsco/Private Ledger Corp. and PacCor Partners and Assignment of the lease to the Registrant. (Incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K, as amended, for the year ended December 31, 1997.)

10.41	First Amendment to Lease Agreement between Williams Properties I, LLC and Williams Properties II, LLC and the Registrant dated June 17, 1996, amended October 28, 1997. (Incorporated by reference to Exhibit 10.16 to Registrant’s Form S- 4 Registration Statement, as amended, File No. 333-64527.)

10.42	Second Amendment to Lease between the Registrant and W9/PC Real Estate Limited Partnership dated as of April 13, 1998. (Incorporated by reference to Exhibit 10.17 to Registrant’s Form S-4 Registration Statement, as amended, File No. 333-64527.)

10.43	Industrial Lease dated as of October 2, 1998, between the Registrant and The Irvine Company. (Incorporated by reference to Exhibit 99.01 to Registrant’s Registration Statement on Form S-8, File No. 333-71923, filed February 5, 1999.)

10.44	Supplement and Amendment No. 1 dated as of November 30, 1998, between Retek Information Systems, Inc. and Midwest Real Estate Holdings LLC. (Incorporated by reference to Exhibit 99.02 to Registrant’s Form S-8 Registration Statement, File No. 333-71923, filed February 5, 1999.)

10.45	Supplement and Amendment No. 2 dated as of December 18, 1998, between Retek Information Systems, Inc. and Midwest Real Estate Holdings LLC. (Incorporated by reference to Exhibit 99.03 to Registrant’s Form S-8 Registration Statement, File No. 333-71923, filed February 5, 1999.)

10.46	Multi-Tenant Industrial Lease between LBA VF-1, LLC and eHNC. (Incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-Q for the quarter ended March 31, 2000.)

21.01*	List of Registrant’s subsidiaries.

EXHIBIT
NUMBER	DESCRIPTION

23.01***	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

*	Filed with the Form 10-K on March 30, 2001.

**	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from this exhibit and have been filed separately with the Commission.

***	Filed herewith.

(1)	Management contract or compensatory plan or arrangement.