Form 10-Q/A
period 2001-09-30
HNC SOFTWARE INC/DE
filed 2002-02-14
CIK 945093

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

AS OF OCTOBER 31, 2001 THERE WERE 35,332,183 SHARES OF REGISTRANT’S COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING.

PART  I.  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

HNC SOFTWARE INC.
CONSOLIDATED BALANCE SHEET
(In thousands)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$144,044	$69,271
Marketable securities available for sale — debt	88,171	44,779
Trade accounts receivable, net	45,031	43,856
Current portion of deferred income taxes	19,146	15,045
Other current assets	9,613	8,652

Total current assets	306,005	181,603
Marketable securities available for sale — debt	76,480	48,453
Equity investments	9,219	14,719
Property and equipment, net	23,637	20,826
Goodwill, net	85,372	96,810
Intangible assets, net	47,831	47,522
Deferred income taxes, less current portion	42,102	33,844
Other assets	6,211	3,964

	$596,857	$447,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$32,746	$38,675
Deferred revenue	10,630	9,876

Total current liabilities	43,376	48,551
Non-current liabilities	1,504	259
Convertible subordinated notes	150,000	16,357

Total liabilities	194,880	65,167

Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value -4,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value -120,000 shares authorized; 35,304 and 32,286 shares issued and outstanding, respectively	35	32
Common stock in treasury, at cost - 49 and 49 shares, respectively	(3,251)	(3,251)
Paid-in capital	537,975	499,705
Accumulated deficit	(132,644)	(104,209)
Notes receivable from stockholders	—	(9,049)
Unearned stock-based compensation	(390)	(577)
Accumulated other comprehensive income (loss)	252	(77)

Total stockholders’ equity	401,977	382,574

	$596,857	$447,741

See accompanying notes to consolidated financial statements.

HNC SOFTWARE INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:
License and maintenance	$44,746	$52,008	$128,454	$126,192
Services and other	14,381	25,804	43,665	73,615

Total revenues	59,127	77,812	172,119	199,807

Operating expenses:
License and maintenance(1)	10,904	23,741	34,064	50,323
Services and other(2)	10,499	26,864	31,316	61,122
Research and development(3)	11,446	40,329	33,765	78,068
Sales and marketing(4)	11,842	28,177	32,675	64,939
General and administrative(5)	8,044	28,798	23,776	45,093
Transaction-related amortization and costs	14,238	14,115	41,817	29,478
In-process research and development	487	1,151	487	7,601
Restructuring and impairment charges	1,682	—	4,642	—

Total operating expenses	69,142	163,175	202,542	336,624

Operating loss	(10,015)	(85,363)	(30,423)	(136,817)
Interest income	2,175	3,336	6,806	9,995
Interest expense	(845)	(1,238)	(1,013)	(3,963)
Other expense, net	(4,943)	(280)	(6,065)	(563)
Expense related to debt conversion	—	(12,676)	—	(12,676)
Minority interest in losses of consolidated Subsidiaries	—	2,163	—	7,582

Loss before income taxes	(13,628)	(94,058)	(30,695)	(136,442)
Income tax benefit	(7,140)	(15,539)	(2,260)	(25,562)

Net loss	$(6,488)	$(78,519)	$(28,435)	$(110,880)

Net loss per share:
Basic and diluted net loss per share	$(0.18)	$(2.71)	$(0.83)	$(4.04)

Shares used in computing basic and diluted net loss per share	35,135	28,970	34,244	27,414

(1)	Includes non-cash stock-based compensation expense of $19 and $33 for the quarter and nine months ended September 30, 2001, respectively, and $2,364 and $2,658 for the quarter and nine months ended September 30, 2000, respectively. Also includes expenses related to the Retek spin-off of $5,861 for the quarter and nine months ended September 30, 2000.

(2)	Includes non-cash stock-based compensation expense of $1,753 and $2,548 for the quarter and nine months ended September 30, 2000, respectively. Also includes expenses related to the Retek spin-off of $6,358 for the quarter and nine months ended September 30, 2000.

(3)	Includes non-cash stock-based compensation expense of $13 and $67 for the quarter and nine months ended September 30, 2001, respectively, and $8,076 and $10,629 for the quarter and nine months ended September 30, 2000, respectively. Also includes expenses related to the Retek spin-off of $12,405 for the quarter and nine months ended September 30, 2000.

(4)	Includes non-cash stock-based compensation expense of $12 and $40 for the quarter and nine months ended September 30, 2001, respectively, and $2,565 and $4,167 for the quarter and nine months ended September 30, 2000, respectively. Also includes expenses related to the Retek spin-off of $5,552 for the quarter and nine months ended September 30, 2000.

(5)	Includes non-cash stock-based compensation expense of $8 and $278 for the quarter and nine months ended September 30, 2001, and $2,175 and $1,640 for the quarter and nine months ended September 30, 2000, respectively. Also includes expenses related to the Retek spin-off of $16,297 for the quarter and nine months ended September 30, 2000.

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

HNC SOFTWARE INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	COMMON STOCK		TREASURY STOCK				STOCKHOLDER
					PAID-IN	ACCUMULATED	NOTES
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	RECEIVABLE

BALANCE AT DECEMBER 31, 2000	32,286	$32	49	$(3,251)	$499,705	$(104,209)	$(9,049)
Common stock options exercised	919	1			10,259
Common stock issued under Employee Stock Purchase Plan	460				3,761
Interest accrued on stockholder notes							(232)
Repayments of stockholder Notes							9,281
Tax benefit from stock option transactions					7,859
Stock-based compensation Expense					231
Common stock issued upon conversion of Subordinated Notes	1,639	2			16,160
Unrealized gain on marketable securities, net of tax
Foreign currency translation adjustment, net of tax
Net loss						(28,435)

BALANCE AT SEPTEMBER 30, 2001	35,304	$35	49	$(3,251)	$537,975	$(132,644)	$0

[Additional columns below]

[Continued from above table, first column(s) repeated]

		ACCUMULATED
	UNEARNED	OTHER	TOTAL
	STOCK-BASED	COMPREHENSIVE	STOCKHOLDERS'	COMPREHENSIVE
	COMPENSATION	INCOME (LOSS)	EQUITY	INCOME (LOSS)

BALANCE AT DECEMBER 31, 2000	$(577)	$(77)	$382,574
Common stock options exercised			10,260
Common stock issued under Employee Stock Purchase Plan			3,761
Interest accrued on stockholder notes			(232)
Repayments of stockholder Notes			9,281
Tax benefit from stock option transactions			7,859
Stock-based compensation Expense	187		418
Common stock issued upon conversion of Subordinated Notes			16,162
Unrealized gain on marketable securities, net of tax		497	497	497
Foreign currency translation adjustment, net of tax		(168)	(168)	(168)
Net loss			(28,435)	(28,435)

BALANCE AT SEPTEMBER 30, 2001	$(390)	$252	$401,977	$(28,106)

See accompanying notes to consolidated financial statements.

HNC SOFTWARE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 — GENERAL

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

NOTE 2 — COMPANY REORGANIZATION AND IMPAIRMENT

In April 2001, we announced and began to implement a reorganization that involved realigning our internal organization from a vertical market orientation to a horizontal product platform. This reorganization plan resulted in the elimination of various redundant corporate resources that existed in the previous vertical market organization structure. As a result of this reorganization, we incurred charges of $2,960 during the quarter ended June 30, 2001, which included severance benefits for 41 terminated employees, the write-off of the remaining book value associated with certain internal-use software no longer in service and having no salvage value, and charges for the closure of certain office locations.

During the quarter ended September 30, 2001, we committed to the closure of an additional office facility and recorded estimated lease exit charges of $525 associated with this closure. Additionally, we recorded a charge of $1,157 associated with a formerly vacated office facility, resulting from the default of a sublease tenant and resultant estimated future net lease costs expected to be borne by HNC.

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

In August and September 2001, we issued $150,000 of 5.25% Convertible Subordinated Notes (the “Notes”) that mature on September 1, 2008. Interest on the Notes is payable on March 1 and September 1 of each year, beginning March 1, 2002. The Notes are convertible by the holders into shares of our common stock at any time prior to maturity at a conversion price of $28.80 per share (subject to certain adjustments), and are subordinated in right of payment to all existing and future senior indebtedness, as defined in the indenture governing the Notes. We may redeem the Notes on or after September 5, 2004, or earlier if the price of our common stock reaches certain levels. If we redeem the Notes prior to September 1, 2007, we will also be required to pay a redemption premium as prescribed by the indenture. Net cash proceeds from the issuance of the Notes totaled $144,688 after deduction of related issuance costs, which we have capitalized and are amortizing over the term of the Notes as interest expense.

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

The accounting policies of our operating segments are the same as those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. We do not identify or allocate our assets by operating segment. Accordingly, segment asset information is not disclosed. Prior period segment disclosures have been revised to conform to our current segment presentation.

Segment revenues and segment contribution margins for the periods indicated are as follows (unaudited):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Efficiency Suite
Total revenues	27,808	25,741	82,258	74,000
Direct segment operating expenses(1)	(16,100)	(16,531)	(45,617)	(49,869)

Segment contribution margin	$11,708	$9,210	$36,641	$24,131

Risk Suite
Total revenues	26,476	19,628	68,427	49,389
Direct segment operating expenses(1)	(5,699)	(4,583)	(17,043)	(12,740)

Segment contribution margin	$20,777	$15,045	$51,384	$36,649

Opportunity Suite
Total revenues	3,957	3,760	18,383	9,932
Direct segment operating expenses(1)	(3,517)	(3,069)	(9,937)	(8,368)

Segment contribution margin	$440	$691	$8,446	$1,564

Other
Total revenues	886	2,320	3,051	6,572
Direct segment operating expenses(1)	(1,316)	(1,642)	(4,787)	(6,024)

Segment contribution margin	$(430)	$678	$(1,736)	$548

Total segment contribution margin	$32,495	$25,624	$94,735	$62,892

Reconciliation to operating loss:
Total segment margin	$32,495	$25,624	$94,735	$62,892
Indirect operating expenses(2)	(26,051)	(22,902)	(77,794)	(57,670)
Retek operating loss, excluding non-cash and non-recurring charges included below	—	(9,413)	—	(36,845)
Stock-based compensation expense	(52)	(16,933)	(418)	(21,642)
Expense related to spin-off of Retek subsidiary	—	(46,473)	—	(46,473)
Transaction-related amortization and costs	(14,238)	(14,115)	(41,817)	(29,478)
In-process research and development	(487)	(1,151)	(487)	(7,601)
Restructuring and impairment charges	(1,682)	—	(4,642)	—

Total operating loss	$(10,015)	$(85,363)	$(30,423)	$(136,817)

(1)	Direct segment operating expenses include direct costs such as direct labor costs related to product research and development, sales, and marketing activities, direct support and installation costs, and other product-specific costs of sales. Direct costs reflect only direct controllable expenses associated with each segment’s line of business.

(2)	Indirect operating expenses consist of costs not directly attributable to a segment, such as general and administrative expenses, corporate marketing expenses, depreciation and amortization, facilities expenses, information technology overhead costs, and other indirect, non-product specific costs.

NOTE 6 — ACQUISITIONS AND PRO FORMA RESULTS OF OPERATIONS

In April 2001, we acquired ClaimPort, Inc. (“ClaimPort”) in exchange for approximately $3,200 in cash. ClaimPort is a national electronic data interchange vendor providing Web-enabled workers’ compensation injury reporting and proof of coverage services for insurance carriers, third party administrators, self-insured employers and state agencies that support workers’ compensation insurance claims processing. We applied the purchase method of accounting to this acquisition, which resulted in a purchase price of $3,474. The excess of this amount over the net liabilities assumed was $4,068, which was allocated to identified intangible assets and goodwill as follows: $220 to assembled workforce, $500 to customer base, $90 to software development costs, and $3,258 to goodwill.

In June 2001, we acquired two workers’ compensation compliance reporting products and related customer base from ecDataFlow.com Inc. (ecDataFlow”) in exchange for approximately $3,600 in cash. From ecDataFlow, we acquired OASIS, a client/server EDI connectivity program for transmitting injury reports, medical bills, and insurance claims, and NIIDS, an ASP-based connectivity product that integrates with OASIS. We applied the purchase method of accounting to this acquisition, which resulted in a purchase price of $3,682, all of which was allocated to identified intangible assets and goodwill as follows: $850 to customer base, $200 to covenants not to compete, and $2,632 to goodwill.

In August 2001, we acquired certain assets of the Blaze Advisor business unit of Brokat Technologies in exchange for approximately $18,500 in cash and the assumption of certain liabilities. Blaze Advisor’s rules management technology is designed to help large organizations manage complex or frequently changing business rules. We applied the purchase method of accounting for this acquisition, which resulted in a purchase price of $21,751. The purchase price included $2,000 in restricted cash retained by HNC to provide recourse for potential future indemnification obligations of Brokat to HNC and $1,500 in assumed severance obligations, along with accrued acquisition costs. In our preliminary allocation of the purchase price, the excess of the purchase price over net liabilities assumed was $21,771, of which $487 was allocated to in-process research and development and $21,284 was allocated to identified intangibles and goodwill as follows: $10,247 to software development costs, $1,531 to customer contracts, $364 to patents and trademarks, and $9,142 to goodwill. We applied Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142) in the recording of goodwill and identifiable intangibles. Accordingly, goodwill related to the acquisition of Blaze will not be amortized. The goodwill and intangibles will be reviewed for impairment in accordance with APB Opinion No. 17, “Intangible Assets,” until we adopt SFAS 142 in its entirety in 2002.

In September 2001, we acquired the UK-based Marketing Service Provider (“MSP”) business unit of Chordiant Software Inc., in exchange for approximately $2,000 in cash. The MSP business unit provides marketing campaign and other customer data management services to its customers. We applied the purchase method of accounting for this acquisition, which resulted in a purchase price of $2,413, of which $1,566 was allocated to goodwill pending completion of an independent appraisal of intangible assets acquired.

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

The following table summarizes the unaudited pro forma results of our operations for the nine months ending September 30, 2001 and 2000, as if each of the above-referenced acquisitions had occurred on January 1, 2000, instead of their respective later acquisition dates:

	NINE MONTHS ENDED

	SEPTEMBER 30, 2001		SEPTEMBER 30, 2000

		PRO FORMA		PRO FORMA
	HISTORICAL	COMBINED	HISTORICAL	COMBINED

		(Unaudited)		(Unaudited)
Total revenues	$172,119	$187,714	$199,807	$236,847
Net loss	(28,435)	(60,360)	(110,880)	(165,360)
Basic and diluted net loss per share	$(0.83)	$(1.76)	$(4.04)	$(6.03)

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

The increase in our Efficiency segment revenues of $4.0 million was attributable primarily to $2.6 million of incremental RoamEx revenues, resulting from a full quarter of revenues associated with our acquisition of Systems/Link in the third quarter of 2000, $1.5 million in incremental revenues resulting from our acquisition of the assets of the Blaze Advisor business unit in the third quarter of 2001, an increase of $1.3 million in Capstone license revenues, an increase of $0.8 million in 4Score revenues and an increase of $0.7 million in one-time CompAdvisor revenues, partially offset by a $3.5 million decline from CompAdvisor transactionally-based recurring revenues. The increase in our one-time CompAdvisor revenues was primarily attributable to two CompAdvisor customer pricing changes which converted existing customer contracts from recurring transactionally-based fees to one-time fixed fees recognized in full in the quarter. The increase in our Risk segment revenues of $8.4 million was attributable primarily to $1.2 million of incremental CardAlert Network product revenues, resulting from a full quarter of revenues associated with CardAlert, which we acquired in the third quarter of 2000, a $5.1 million increase in Falcon revenues and a $2.6 million increase in CompCompare/Provider Compare revenues, partially offset by a $0.6 million decline in MIRA revenues. The increase in our Falcon revenues was primarily attributable to a customer license pricing change that converted an existing customer contract from recurring transactionally-based fees to a one-time fixed fee recognized in full in the quarter. The increase in CompCompare/ProviderCompare revenues within this segment was attributable primarily to a change in customer payment terms from long-term fixed fee payments to a one-time upfront payment recognized in full in the quarter. The decrease in our Opportunity segment revenues of $1.2 million was attributable primarily to a $1.1 million decline in revenues associated with our ProfitMax and ProfitVision products. To the extent that our customers change from paying license fees on a recurring transactional basis to paying us one-time license fees, our recurring revenues for future quarters will decrease.

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

The increase in our Efficiency segment of $16.2 million was attributable primarily to $10.2 million of incremental RoamEx revenues, resulting from a full nine months of revenues associated with our acquisition of Systems/Link in the third quarter of 2000, incremental 4Score product revenues of $4.9 million resulting from our acquisition of Onyx in the first quarter of 2000, incremental revenues of $1.5 million associated with our acquisition of the assets of the Blaze Advisor business unit in the third quarter of 2001, incremental Connectivity revenues of $1.8 million resulting from our acquisitions of ClaimPort and ecDataFlow in the second quarter of 2001, a full nine months of revenues resulting from our Celerity acquisition in the second quarter of 2000 and an increase of $2.7 million from one-time CompAdvisor revenues, partially offset by a $5.1 million decline from CompAdvisor transitionally-based revenues. The increase in our one-time CompAdvisor revenues was primarily attributable to two CompAdvisor customer pricing changes which converted existing customer contracts from recurring transactionally-based fees to one-time fixed fees recognized in full in the nine month period. The increase in our Risk segment of $20.0 million was attributable primarily to incremental network service and Fraudtec revenues of $5.3 million, resulting from our acquisitions of CardAlert and Systems/Link in the third quarter of 2000, a $12.2 million increase in Falcon revenues, a $2.6 million increase in CompCompare/ProviderCompare revenues, a $0.7 million increase in ProfitMax Fraud revenues and a $0.8 million increase in Eagle product revenues, partially offset by a $1.6 million decrease in MIRA revenues. The increase in Falcon and ProfitMax Fraud revenues included revenues related to two customer license pricing changes which converted existing customer contracts from recurring transactionally-based fees to one-time fixed fees that were recognized in full during the nine month period. The increase in CompCompare/Provider Compare revenues within this segment was attributable to a change in customer payment terms from long-term fixed fee payments to a one-time upfront payment recognized in full during the nine month period. The increase in our Opportunity segment of $3.8 million was attributable primarily to a $3.7 million increase in ProfitMax revenues, which included our recognition of revenues related to termination fees from a customer that sold its credit card portfolio and therefore no longer had a use for our product. To the extent that our customers change from paying license fees on a recurring transactional basis to paying us one-time license fees, our recurring revenues for future quarters will decrease.

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

The $1.8 million decline in our Efficiency segment was attributable primarily to a lower volume of Capstone implementations along with a decline in customer bill review volumes associated with our remote hosted service operations, resulting in revenue declines of $1.6 million and $0.7 million, respectively. The decline in our Risk segment of $1.8 million was attributable primarily to a $0.6 million decline in Falcon implementation revenues along with an aggregate $1.2 million decline in various other Risk segment product implementation revenues. The $1.5 million increase in our Opportunity segment was attributable primarily to an increase in marketing optimization service revenues.

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

The decrease in our Efficiency segment of $7.9 million was attributable primarily to a lower volume of Capstone implementations along with a decline in customer bill review volumes associated with our remote hosted service operations, resulting in revenue declines of $5.1 million and $3.4 million, respectively, partially offset by other service revenue increases. The decline in our Risk segment of $1.6 million was attributable primarily to a $0.4 million decline in Falcon implementation revenues along with an aggregate $1.2 million decline in various other Risk segment product implementation revenues. The increase in our Opportunity segment of $4.3 million was attributable primarily to an increase in marketing optimization service revenues, relating primarily to a full nine months of service revenues in 2001 from CASA, which we acquired in March 2000.

Cost of Revenues

License and Maintenance Cost of Revenues

License and maintenance costs primarily represent our expenses for personnel engaged in customer support, travel to customer sites and documentation materials. Our license and maintenance cost of revenues are summarized as follows, both in absolute amounts and as a percentage of license and maintenance revenues:

	Quarter Ended September 30,				Nine Months Ended September 30,

	2001		2000		2001		2000

	(in thousands)				(in thousands)
License and Maintenance Cost of Revenues
HNC operating segments	$10,855	24.3%	$9,239	26.6%	$34,031	26.5%	$26,746	29.4%
Retek segment	—		6,277	36.3%	—		15,058	42.7%

	10,885	24.3%	15,516	29.8%	34,031	26.5%	41,084	33.1%
Stock-based compensation expense and Retek spin-off expense not allocated to segments	19	0.1%	8,225	15.8%	33	0.0%	8,519	6.8%

HNC Consolidated	$10,904	24.4%	$23,741	45.6%	$34,064	26.5%	$50,323	39.9%

QUARTER ENDED SEPTEMBER 30, 2001

Excluding nonrecurring stock-based compensation expense and expenses related to our spin-off of Retek, which have not been allocated to the operating segment level, our license and maintenance cost of revenues percentage for the third quarter of 2001 decreased 5.5% over the third quarter of 2000. This decrease was attributable primarily to a 2.3% decline within HNC, coupled with the absence of Retek in the third quarter of 2001, whose license and maintenance costs of revenues percentage was 36.3% in the third quarter of 2000. The decrease in HNC’s license and maintenance cost of revenues percentage was attributable primarily to the recognition of incremental license fees associated with customer pricing changes in the third quarter of 2001, including those relating to our Falcon, CompAdvisor and CompCompare/ProviderCompare products, and to the increase in RoamEx and recurring Falcon revenues, which have lower associated costs, partially offset by increased customer support costs associated with recurring CompAdvisor product revenues.

NINE MONTHS ENDED SEPTEMBER 30, 2001

Excluding nonrecurring stock-based compensation expense and expenses related to our spin-off of Retek, which have not been allocated to the operating segment level, our license and maintenance cost of revenues percentage for the nine months ended September 30, 2001 decreased 6.6% over the nine months ended September 30, 2000. This decrease was attributable primarily to a 2.9% decrease within HNC, coupled with the absence of Retek in the nine months ended September 30, 2001, whose license and maintenance cost of revenues percentage was 42.7% in the nine months ended September 30, 2000. The decrease in HNC’s license and maintenance cost of revenues percentage was attributable primarily to the recognition of incremental license fees associated with customer pricing changes during the first nine months in 2001, including those related to our Falcon, CompAdvisor, ProfitMax Fraud and CompCompare/ProviderCompare products, the recognition of ProfitMax termination fees associated with a customer that sold its credit card portfolio and therefore no longer had a use for our product and an increase in RoamEx, 4Score and recurring Falcon product revenues, which have lower associated costs, partially offset by increased customer support costs associated with recurring CompAdvisor product revenues.

Services and Other Cost of Revenues

Services and other expenses consist of personnel and other expenses associated with providing installation and implementation services and performing development, consulting, and research development contracts, and the costs associated with hosted service operations. Our services and other cost of revenues are summarized as follows, both in absolute amounts and as a percentage of services and other revenues:

	Quarter Ended September 30,				Nine Months Ended September 30,

	2001		2000		2001		2000

	(in thousands)				(in thousands)
Services and Other Cost of Revenues
HNC operating segments	$10,449	73.0%	$11,482	68.6%	$31,316	71.7%	$32,867	67.2%
Retek segment	—		7,271	80.2%	—		19,349	78.4%

	10,449	73.0%	18,753	72.7%	$31,316	71.7%	52,216	70.9%
Stock-based compensation expense not allocated to segments	—		8,111	31.4%	—		8,906	12.1%

HNC Consolidated	$10,449	73.0%	$26,864	104.1%	$31,316	71.7%	$61,122	83.0%

QUARTER ENDED SEPTEMBER 30, 2001

Excluding nonrecurring stock-based compensation expense and expenses related to our spin-off of Retek, which have not been allocated to the operating segment level, our services and other cost of revenues percentage for the third quarter of 2001 increased by 0.3% over the third quarter of 2000. This increase was attributable primarily to a 4.4% increase within HNC, partially offset by the absence of Retek in the third quarter of 2001, whose services and other cost of revenues percentage was 80.2% in the third quarter of 2000. The increase in HNC’s services and other cost of revenues percentage was attributable primarily to the decline in Capstone implementation revenues, which have lower associated costs, increased costs associated with certain Falcon implementation projects and reduced cost efficiencies due to a decline in customer bill review volumes associated with our remote hosted service operations, partially offset by an increase in lower cost marketing optimization revenues.

NINE MONTHS ENDED SEPTEMBER 30, 2001

Excluding nonrecurring stock-based compensation expense and expenses related to our spin-off of Retek, which have not been allocated to the operating segment level, our services and other cost of revenues percentage for the nine months ended September 30, 2001 increased by 0.8% over the nine months ended September 30, 2000. This increase was attributable primarily to a 4.5% increase within HNC, partially offset by the absence of Retek in the nine months ended September 30, 2001, whose services and other cost of revenues percentage was 78.4% in the nine months ended September 30, 2000. The increase in HNC’s services and other cost of revenues percentage was attributable primarily to the decline in Capstone implementation revenues, which have lower associated costs, increased costs associated with certain Falcon implementation projects and reduced cost efficiencies due to a decline in customer bill review volumes associated with our remote hosted service operations, partially offset by an increase in lower cost marketing optimization revenues.

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

QUARTER ENDED SEPTEMBER 30, 2001

General and administrative expenses totaled $8.0 million during the third quarter of 2001 and $28.8 million during the third quarter of 2000. Retek general and administrative expense totaled $3.3 million during the third quarter of 2000 (including $0.4 million in stock-based compensation charges. Our general and administrative expenses in the third quarter of 2000 also included stock-based compensation charges of $1.8 million and Retek spin-off expenses of $16.3 million. Excluding these amounts, our general and administrative expenses for the third quarter of 2001 increased by $0.6 million, or 8.3% over the third quarter of 2000. This increase was attributable primarily to an increase in charges associated with our provision for doubtful accounts quarter over quarter, due to our assessment of the estimated impact of deteriorating economic conditions, and to increased legal costs, partially offset by a reduction in employee costs associated with salaries and incentive pay.

NINE MONTHS ENDED SEPTEMBER 30, 2001

General and administrative expenses totaled $23.8 million during the nine months ended September 30, 2001 and $45.1 million during the nine months ended September 30, 2000. Retek general and administrative expenses totaled $9.0 million during the nine months ended September 30, 2000 (including $1.1 million in stock-based compensation charges), our general and administrative expenses for the nine months ended September 30, 2000 also included stock-based compensation charges of $0.6 million and Retek spin-off expenses of $16.3 million. Excluding these amounts, our general and administrative expenses for the nine months ended September 30, 2001 increased by $4.6 million, or 23.6% over the nine months ended September 30, 2000. This increase was attributable primarily to additional staffing and related expenses to support a higher volume of business, including that relating to our acquisitions in 2000 and 2001, and also to an increase in charges associated with our provision for doubtful accounts period over period, due to our assessment of the estimated impact of deteriorating economic conditions.

Transaction-related Amortization and Costs

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001

Transaction-related amortization and costs primarily include acquisition-related amortization associated with goodwill and intangible assets during the quarter and nine months ended September 30, 2001 and 2000 (excluding goodwill associated with our acquisition of assets of the Blaze Advisor business unit of Brokat Technologies, and the acquisition of the Chordiant UK-based Marketing Service Provider unit which is not being amortized in accordance with FAS 142). Transaction-related amortization and costs increased to $14.2 million during the third quarter of 2001 from $14.1 million during the third quarter of 2000, and to $41.8 million during the nine months ended September 30, 2001 from $29.5 million during the nine months ended September 30, 2000. These period over period increases are primarily attributable to incremental intangible asset amortization charges as a result of our business acquisitions during 2000 and 2001, partially offset by the absence of Retek amortization in 2001. Transaction-related amortization and costs primarily include the amortization of intangible assets purchased in conjunction with our acquisitions of Blaze Advisor and the Chordiant product line in the third quarter of 2001; ClaimPort and products from ecDataFlow.com in the second quarter of 2001; Systems/Link and CardAlert in the third quarter of 2000; Celerity and HighTouch in the second quarter of 2000; and AIM, CASA and Onyx in the first quarter of 2000.

In-Process Research and Development Expense

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001

During the quarter ended September 30, 2001, we recorded in-process research and development expense of $0.5 million related to a one-time charge recorded in connection with our acquisition of the assets of the Blaze Advisor business unit from Brokat Technologies (“Blaze”). Similarly, during the quarter ended March 31, 2000, we recorded in-process research and development expense of $1.4 million related to a one-time charge recorded in connection with our acquisition of CASA. During the quarter ended June 30, 2000, we recorded additional in-process research and development expense of $5.1 million, consisting of $1.1 million and $4.0 million in one-time charges related to our acquisition of Celerity and Retek’s acquisition of HighTouch, respectively.

Blaze, formerly a business unit of Brokat Technologies AG, provides rules management technology and software for large organizations with complex and frequently changing business rules. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4. At the time of the acquisition of its assets, Blaze Advisor had a major update of its product under development with new technologies related to decision algorithms and various presentation and development features. This in-process R&D project was estimated to achieve technological feasibility in November of 2001.

We used an independent appraisal firm to assist us with our valuation of the fair value of the purchased assets of Blaze. Fair value is defined as the estimated amount at which an asset might be expected to be exchanged between a willing buyer and willing seller assuming the buyer continues to use the assets in its current operations. This in-process R&D project was valued through the use of a discounted cash flow analysis, taking into account projected future cash flows associated with this project once it achieves technological feasibility, its stage of completion as of the acquisition date, and the expected return requirements (i.e. discount rate) for determining the present value of the projected cash flows. Stage of completion was estimated by considering the time, cost, and complexity of tasks completed prior to the acquisition as a percentage of total time, cost and effort required for the total project up to achieving technological feasibility.

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

These restructurings and impairments were consummated in a short period of time and did not have any adverse impact on our business while they were ongoing. As a result of these restructurings and impairments through September 30, 2001, we paid out cash severances totaling $0.4 million. All remaining aspects of these charges were non-cash in nature, and pertained to the write-off of capitalized software costs associated with software not being used and office closure charges, as noted above. The office closure charges were determined based upon future facility lease cash obligations, net of estimated sublease income as determined through consultation with independent lease brokers, plus estimated lease brokerage fees. With the exception of our contractual future cash lease commitments associated with abandoned facilities, no future cash obligations are expected to arise in connection with these restructurings and impairments. We expect that these restructurings and impairments will result in expenditure savings of approximately $1.3 million in the fourth quarter of 2001.

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

$46,473

Segment Contribution Margin (Loss)

The following section summarizes the primary reasons for fluctuations in segment contribution margin, as reported in Note 5 entitled “Segment Data” in the Notes to Consolidated Financial Statements, appearing elsewhere in this Report on Form 10-Q/A:

QUARTER ENDED SEPTEMBER 30, 2001

Segment contribution margin for our Efficiency segment increased from $ 9.2 million for the quarter ended September 30, 2000 to $11.7 million for the quarter ended September 30, 2001, and as a percentage of segment revenues increased from 35.8% to 42.1%. The absolute dollar increase was attributable to increased segment revenues, as previously discussed herein, offset by an increase in direct segment operating expenses. The segment contribution margin percentage increase was attributable primarily to an increase in higher margin RoamEx product revenues and to our recognition of incremental license fees associated with CompAdvisor product customer pricing changes, offset by a decline in higher margin Capstone product implementation services, reduced cost efficiencies due to a decline in customer bill review volumes associated with our remote hosted service operations and increased customer support costs associated with recurring CompAdvisor product license revenues.

Segment contribution margin for our Risk segment increased from $15.0 million for the quarter ended September 30, 2000 to $20.8 million for the quarter ended September 30, 2001, and as a percentage of segment revenues increased from 76.7% to 78.5%. The absolute dollar increase was attributable to increased segment revenues, as previously discussed herein, offset by an increase in direct segment operating expenses. The segment contribution margin percentage increase was attributable primarily to our recognition of incremental license revenues associated with customer pricing changes in the third quarter of 2001 relating to our Falcon and CompCompare/ProviderCompare products and to an increase in recurring Falcon revenues, which have lower associated costs, offset by increased research and development spending on Risk segment products. We expect that direct segment research and development costs in the Risk segment will increase in absolute dollar amount and could increase as a percentage of Risk segment revenues for the foreseeable future.

Segment contribution margin for our Opportunity segment decreased from $0.7 million for the quarter ended September 30, 2000 to $0.4 million for the quarter ended September 30, 2001, and as a percentage of segment revenues decreased from 18.4% to 11.1%. The absolute dollar decrease was attributable to increased segment revenues, as previously discussed herein, offset by a larger increase in direct segment operating expenses. The segment contribution margin percentage decrease was attributable primarily to an increase in research and development spending on Opportunity segment products, partially offset by an increase in lower cost marketing optimization revenues. We expect that direct segment research and development costs in the Opportunity segment will increase in absolute dollar amount and could increase as a percentage of Opportunity segment revenues for the foreseeable future.

Segment contribution margin for our Other segment decreased from $0.7 million for the quarter ended September 30, 2000 to a direct segment loss of $0.4 million for the quarter ended September 30, 2001, and as a percentage of segment revenues decreased from 29.2% to a negative 48.5%. The absolute dollar decrease was attributable to a decline in segment revenues and a smaller decline in direct segment operating expenses. The segment contribution margin percentage decrease was attributable primarily to a decrease in Intelligent Response product revenues, offset by reductions in related direct product costs.

NINE MONTHS ENDED SEPTEMBER 30, 2001

Segment contribution margin for our Efficiency segment increased from $24.1 million for the nine months ended September 30, 2000 to $36.6 million for the nine months ended September 30, 2001, and as a percentage of segment revenues increased from 32.6% to 44.5%. The absolute dollar increase was attributable to increased segment revenues, as previously discussed herein, offset by an increase in direct segment operating expenses. The segment contribution margin percentage increase was attributable primarily to an increase in higher margin RoamEx and 4SCORE product revenues and to our recognition of incremental license fees associated with CompAdvisor product customer pricing changes, offset by a decline in higher margin Capstone product implementation services, reduced cost efficiencies due to a decline in customer bill review volumes associated with our remote hosted service operations and increased customer support costs associated with recurring CompAdvisor product license revenues.

Segment contribution margin for our Risk segment increased from $36.6 million for the nine months ended September 30, 2000 to $51.4 million for the nine months ended September 30, 2001, and as a percentage of segment revenues increased nominally from 74.2% to 75.1%. The absolute dollar increase was attributable to increased segment revenues, as previously discussed herein, offset by a proportionate increase in direct segment operating expenses, which yielded a relatively nominal net contribution margin percentage increase. The segment contribution margin percentage increase was attributable primarily to our recognition of incremental license fees associated with CompAdvisor product customer pricing changes, offset by increased direct segment costs associated with Falcon implementation projects and increased research and development spending on Risk segment products. We expect that direct segment research and development costs in the Risk segment will increase in absolute dollar amount and could increase as a percentage of Risk segment revenues for the foreseeable future.

Segment contribution margin for our Opportunity segment increased from $1.6 million for the nine months ended September 30, 2000 to $8.4 million for the nine months ended September 30, 2001, and as a percentage of segment revenues increased from 15.8% to 45.9%. The absolute dollar decrease was attributable to increased segment revenues, as previously discussed herein, offset by an increase in direct segment operating expenses. The segment contribution margin percentage increase was attributable primarily to our recognition of incremental license fees associated with ProfitMax Fraud product customer pricing changes, the recognition of ProfitMax termination fees associated with a customer that sold its credit card portfolio and therefore no longer had a use for our product and an increase in Marketing Optimization revenues that have lower associated direct segment costs, primarily from the March 2000 acquisition of CASA.

Segment contribution margin for our Other segment decreased from $0.5 million for the nine months ended September 30, 2000 to a direct segment loss of $1.7 million for the nine months ended September 30, 2001, and as a percentage of segment revenues decreased from an 8.3% contribution margin to a 56.9% loss. The absolute dollar decrease was attributable to a decline in segment revenues and a smaller decline in direct segment operating expenses. The segment contribution margin percentage decrease was attributable primarily to a decrease in Intelligent Response product revenues, offset by reductions in related direct product costs.

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

\

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to report to be signed on its behalf by the undersigned thereunto duly authorized.

HNC SOFTWARE INC.

Date: February 14, 2002	By:	/s/ Kenneth J. Saunders
Kenneth J. Saunders Chief Financial Officer and Secretary

(for Registrant as duly authorized officer and as Principal Financial Officer)

/s/ Russell C. Clark
Russell C. Clark Vice President, Corporate Finance and Assistant Secretary

(for Registrant as Principal Accounting Officer)