Form 10-K
period 2001-12-31
HNC SOFTWARE INC/DE
filed 2002-03-25
CIK 945093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 0-26146

HNC SOFTWARE INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0248788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5935 Cornerstone Court West, San Diego, CA (Address of principal executive offices)	92121 (Zip Code)

Registrant’s telephone number, including area code:

(858) 546-8877

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value and related Preferred Stock Purchase Rights
(Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price as reported on the NASDAQ Stock Market at January 31, 2002 was approximately $577.2 million. The number of shares of the Registrant’s Common Stock outstanding at January 31, 2002 was 35,467,763 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Definitive Proxy Statement to be used for the Registrant’s 2002 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K.

HNC Software Inc. Trademarks

      The following are our registered trademarks: CardAlert®, CompCompare®, MIRA®, and ProviderCompare®. The following are also our trademarks: HNC SoftwareTM, FalconTM, and RoamExTM. All other trademarks or trade names in this report are the property of their respective owners.

      Our World Wide Web site is located at both hnc.com and hncs.com, and investor information can be requested by calling Heidi Flannery, Investor Relations Consultant, at (858) 799-1311. Information on our Web site is not part of this Report.

      We were founded in 1986 under the laws of California, and were reincorporated in June 1995 under the laws of Delaware. Our principal executive offices are located at 5935 Cornerstone Court West, San Diego, California 92121-3728, and our telephone number is (858) 546-8877.

i

PART I

Caution Regarding Forward-Looking Information

      This Annual Report on Form 10-K contains forward-looking statements based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions we have made. Words such as “anticipates,” “expects,” “plans,” “intends,” “may,” “will,” “should,” “believes,” “estimates” or similar expressions identify forward-looking statements. These statements include, among other things, statements concerning our anticipated growth strategies, anticipated trends in our business and the markets that we serve, our expectations of our future performance and the market acceptance of our products, our plans for expanding our business, our plans for product functionality and features and the status of evolving technologies. In addition, the section entitled “Risk Factors” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” consists primarily of forward-looking statements. Forward-looking statements are only predictions based upon our current expectations about future events. We cannot guarantee future results, performance or achievements or that predictions or current expectations will be accurate.

      Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Factors” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” discusses some of the important risk factors that may affect us. You should carefully consider those risks. Investors are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

Item 1.     Business

Overview

      HNC provides high-end analytic and decision management software applications and tools that enable our customers to manage their customer interactions and make other important business choices. Our products analyze large bodies of data, such as customer transaction histories, and convert this information into real-time business recommendations. Our products empower our customers to make millions of mission-critical customer decisions and respond in real time, which can improve their financial performance, reduce their costs and decrease their risk. HNC’s customers include both global and domestic companies in the financial services, insurance, telecommunications, healthcare and other industries, as well as government clients.

Market Overview

      A variety of economic and political factors contributed to declines in Information Technology (IT) expenditures by corporations of all sizes and in all industries over the last fiscal year. However, these same constrictions also created an increased demand for software solutions that generate improved productivity and efficiency. At the same time, the amount of decision management data available to corporations has continued to grow exponentially, creating an additional need and opportunities for advanced technology solutions that effectively use this information to simplify analyses and deliver greater returns-on-investment. Consequently, corporations in the U.S. and many international markets, including Europe, the Middle East and Africa, as well as some Asian-Pacific and Latin American countries, are expected to increase expenditures for enterprise analytics software and decision management technology.

      With continued consolidation in key industries worldwide, such as financial services, telecommunications and healthcare, mission-critical IT applications that eliminate redundancy and deliver full system integration are increasingly important to corporate profitability and competitiveness. As a result, increased demand for software solutions based on industry-standard architectures is expected, both in North America and abroad. At a time when corporations in all industries are facing increased competition, IT solutions that help these companies anticipate their customers needs, lower risk and better manage expenses will always be in demand.

      Our customers comprise leading Fortune 1000 and Global 2000 organizations in the financial, insurance, telecommunications and healthcare industries, as well as government clients. Within the financial services industry, HNC’s customers include leading corporations on six continents, including all of the top 10 U.S. credit card issuers and 17 of the 25 largest credit card issuers worldwide. More than 100 insurance companies and state insurance funds — including nine out of the 10 largest carriers — are HNC customers. HNC has more than 100 wireless and wireline customers worldwide.

      HNC’s offerings consist of the HNC Critical Action Platform and three suites of Critical Action Software — our Efficiency Suite, Risk Suite and Opportunity Suite.

Critical Action Platform

      The HNC Critical Action Platform is a new software platform technology we are developing in order to enable our customers to swiftly deploy and install multiple HNC products while significantly reducing their product implementation costs. The Critical Action Platform will incorporate common infrastructure tools and technologies that can be shared across our Efficiency, Risk and Opportunity Suite analytic products. These shared technologies will allow us to reduce our costs to develop and install new applications, thus permitting us to offer more competitive pricing for our solutions. By reducing the time, effort and cost associated with implementation of our analytic products, the Critical Action Platform is being designed to encourage customers to purchase multiple products that they can easily deploy on a common pre-existing platform.

      The Critical Action Platform is designed to be an open, standards-based J2EE platform that will allow our solutions to easily connect to our customers’ databases, legacy and other systems. This platform is designed to bridge point software solutions and remove barriers to application and data integration, which will enable companies to implement business strategies across an enterprise. At the same time it will also provide a robust decisioning and rules management technology architecture.

      The Critical Action Platform also utilizes neural networks and layers of advanced science such as optimization algorithms, context vectors, entity recognition, sophisticated rules management, and pattern recognition to help predict which transactions are likely to result in negative activities such as fraud and payment delinquency, or positive activities including cross-sell and up-sell opportunities. The platform’s decision support tools enable our customers to analyze information and make decisions that take advantage of opportunities while minimizing risks.

      The first two products to be released under the Critical Action Platform architecture, an Opportunity Suite product and a Falcon Risk Suite product, are scheduled for release in the third quarter of 2002. We anticipate that additional products and solutions will be released spanning into 2003.

Critical Action Software Application Suites

      Our Critical Action Software applications utilize our proprietary core technologies — decision management technology, free text analysis, neural networks and decision support tools — to help businesses make the right decisions at the right time through the right channels. Our Critical Action Software consists of the following three suites:

•	The HNC Efficiency Suite. The products in this suite help our customers reduce costs and improve the quality of their business decisions by automating complex, previously labor-intensive decision processes, such as new account application and medical claims processing. HNC Efficiency Suite applications can improve the efficiency of a company’s personnel, particularly its executives and managers, by automating business policy and streamlining workflows. Our software sorts intelligently, makes sophisticated decisions based on complex data and all facets of the business, automatically takes the critical action needed, or routes information to appropriate persons for further review. The products in the Efficiency Suite are ideal for handling insurance claims, processing new account applications and relationship management actions for financial services and telecommunications companies.

•	The HNC Risk Suite. The products in this suite help improve our customers’ profitability by intelligently predicting the accuracy and validity of transactions to protect them and their customers from fraud and similar losses. HNC Risk Suite applications can analyze millions of customer transactions in milliseconds and generate a recommendation for immediate action critical to stopping fraud and abuse. These applications also detect organized fraud schemes that are too complex and well hidden to be identified by other methods. This suite is designed to detect and prevent credit and debit payment card fraud, identity fraud, telecommunications subscription fraud, healthcare fraud, Medicaid and Medicare fraud, and workers’ compensation fraud. It protects merchants, financial institutions, insurance companies, telecommunications carriers, government agencies and employers. The HNC Risk Suite includes applications for predicting bankruptcy, identifying money laundering and reducing bad debt.

•	The HNC Opportunity Suite. The products in this suite provide our customers opportunities to derive incremental revenue by optimizing their marketing decisions and improving their interactions with their customers. Our products are designed to help our customers with customer acquisition, customer retention, product pricing and cross-selling. This suite is unique in its ability to use both structured and free-form data to intelligently direct actions to the right targets for maximum return, based on predicted revenue or profitability, including the likelihood of response and retention.

Strategy

      We believe that HNC’s core competencies in the marketplace include the application of advanced science to data analysis, superior industry-specific knowledge, and the ability to deliver significantly improved return-on-investment for our customers. To take advantage of these skills we will continue to focus on solving vertical-industry business issues, but we also plan to extend our product line deeper into customers’ functional business areas. The HNC Critical Action Platform is bringing together our highly differentiated science technologies and expertise into a single, broad analytical architecture for multiple industries and applications. With this development, we will be able to deliver high-quality industry solutions faster and with more flexibility across enterprises and into new vertical markets. We will continue ongoing development work to refine and continuously improve our products under the Critical Action Platform to address changing technology standards and meet changing market needs.

      Additional components of our growth strategy include the following:

•	Further Enhance Our Solution Platform. We will continue to commit capital and energy to developing the HNC Critical Action Platform so that new applications are integrated seamlessly and can easily exchange data with other customer systems. Tools within the platform that define business policy will also become easier to implement in a greater diversity of business functions. Further development work will assure that all analytic models are completely self-monitoring and reliable. In addition, we intend to continue to expand our new platform technologies and applications and identify and pursue opportunities to sell product upgrades, as well as our other products, to our current customers. By delivering what we refer to as critical action through advanced science, we believe the HNC Critical Action Platform has the potential to revolutionize the way mission-critical business applications are built for all industries HNC serves and to increase the number of our products used by our customers.

•	Penetrate Additional New Vertical Markets. We will continue our efforts to expand into new vertical-industry markets and additional application segments within existing sectors. By marketing our products to our existing customers and expanding our product offerings to new high-growth markets such as healthcare and government services, we will continue to exploit our total solutions and industry expertise. For example, we recently announced the first predictive pre-payment fraud detection system for commercial healthcare. In addition, in association with PROS Revenue Management, we recently applied for a government grant to research and develop security systems software for the airline industry. We plan to identify and pursue new vertical-industry applications at an accelerated pace.

•	Further Expand Global Presence. Despite a recessionary economic environment in most international markets throughout 2001, we continued to pursue our global expansion strategy by adding key sales, support and development personnel with global experience in Europe, the Middle East and Africa, as well as the Asian-Pacific and Latin American regions. We will continue to allocate increased resources this year to support international expansion as part of our growth objectives. By taking advantage of new and existing business alliances, we have generated a number of new contracts that broaden our presence overseas. In September, we announced a new software solution for world financial institutions to help protect against the growing problem of money laundering. We also signed a contract with one of Brazil’s largest banks for online credit-approval software. In addition, our RoamEx data exchange network software will now be embedded in all BellSouth Wireless systems in Latin America.

•	Earn Recurring Revenues Through Long-Term Contracts. Our software and service arrangements are generally structured either with fixed-fee licenses with maintenance or with usage-based fees that generate recurring revenue streams. We will continue to develop usage-based pricing arrangements to provide a combination of advantages for our customers: long-term support commitments for our mission critical software solutions, periodic model updates, ongoing consulting, and flexible, per use pricing.

•	Develop, Build and Strengthen Strategic Alliances Globally. We are continuing our focus on strategic alliances to broaden distribution for all of our technologies and products and help supplement HNC’s offerings in meeting customers’ wider product needs. These alliances may generally be characterized as: (i) traditional reseller or value added resellers (also known as VARs) who build custom solutions around HNC products or technologies for specific applications, industries or markets; (ii) original equipment distributors that embed HNC products or technologies in their broader offerings; and (iii) hardware and software platform providers, systems integrators, implementation partners and consultancies. We expect to benefit from these relationships by taking advantage of partner customer bases, co-operating in marketing programs to increase our visibility in new markets, and jointly building and delivering unique, industry leading solutions with premier technology and service providers.

•	Build Robust New Product Development Pipeline. Our customers are constantly seeking out new ways to serve their customers better, faster and more efficiently. Meeting these needs is at the core of our product development efforts. Working both internally and through key strategic relationships worldwide, HNC will continue to use its advanced science and industry knowledge to deliver innovative software solutions that meet our customer’s changing needs. Research and development is always critical to the success of a technology-based company, and HNC will continue to dedicate significant resources to the development of new industry-leading products, services and applications.

•	Expand Core Capabilities and Bring New Technologies To Our Customers Through Acquisitions. While there were many opportunities in the last fiscal year to acquire assets on attractive terms, we were very selective and conservative in our acquisition strategy in 2001. We completed some targeted acquisitions that helped provide beachhead positions in new markets and gave us access to best-of-breed technologies in completing the build out of our Critical Action Platform. In August 2001 we acquired certain assets of the Blaze Advisor business unit of Brokat Technologies. Blaze Advisor is the industry standard for advanced rules management technology. We believe that Blaze Advisor will help fill an important need in our Critical Action Platform in the area of rules technology, while helping us augment our product offerings with a highly sophisticated tool that will allow customers to build their own decisioning, personalization and workflow applications. In September 2001, we also acquired the UK-based marketing services provider business unit of Chordiant Software. This acquisition is helping us achieve two important goals — it expanded our European presence with the addition of several important customers, and accelerated the growth of our Opportunity Suite group by adding experienced UK-based staff and expertise to help deliver our next generation Opportunity Suite in the UK and elsewhere in Europe.

Markets, Products and Services

      Our Critical Action software applications include the HNC Efficiency Suite, HNC Risk Suite and HNC Opportunity Suite. Our products enable domestic and global companies in the financial, insurance, telecommunications and healthcare industries and government entities to manage customer interactions by converting data and business experiences into real-time recommendations. In 2001, we successfully acquired and integrated a number of acquisitions including ClaimPort, Inc., ecDataFlow.com Inc., the Blaze Advisor business unit from Brokat Technologies and the marketing services business unit from Chordiant Software Inc., and as a result have expanded our product offerings, market penetration and ASP delivery channels.

      We intend to continue to expand our solution platform through internal product development initiatives as well as through strategic acquisitions that deliver product extensions for existing and new markets.

Efficiency Suite

      HNC’s Efficiency Suite products and services include:

Product	Product Description

Blaze Advisor From HNC	Blaze Advisor From HNC is a rules management tool used to design, develop, execute and maintain rules-based business applications. Its advanced technology can dramatically improve the way enterprises manage business applications and processes by enabling them to more quickly develop complex applications, respond to changing customer needs, implement regulatory compliance and reduce the total cost of day-to-day operations.

HNC Connectivity Manager	HNC Connectivity Manager is a suite of products that allows employers and insurance claims administrators to send first reports of injury (FROI), subsequent reports of injury (SROI) and medical bills to state departments of insurance and departments of labor, to comply with statutes that require them to submit their data electronically. Available in client/server and Web-enabled versions, the products offer injury and medical-related document support as well as business edits to insure accurate and complete data.

HNC Decision Manager For Financial Applications	HNC Decision Manager For Financial Applications is used to process over 30% of U.S. credit card applications as well as applications for auto loans, mortgages, loans and lines of credit around the world. HNC Decision Manager combines advanced decisioning and modeling technology to detect customer credit risk with a flexible architecture for superior application processing speed and accuracy.

HNC Decision Manager For Medical Bill Review	HNC Decision Manager For Medical Bill Review is the leading medical bill repricing solution for workers’ compensation injuries and automobile medical injuries. The product’s automated data entry and optical character recognition capabilities increase production throughput, and assigns the right staff resources to the right decisions.

HNC Outsourced Bill Review Services	HNC Outsourced Bill Review Services provide turnkey insurance bill review administration services at selected locations across the country. These branch operations offer expert medical bill and preferred provider review for workers’ compensation and auto medical insurance bills, including the additional review of complex medical, hospital and surgical bills.

Product	Product Description

HNC Decision Manager ASP	HNC Decision Manager ASP is a high-speed, high-volume decisioning service for the financial, insurance and telecommunications industries. It provides the functionality of HNC Decision Manager through an application service provider (ASP) delivery channel. The solution helps users increase new business volume without corresponding increases in headcount and IT budget and gives them control over unique decisioning processes and policies.

HNC Financial Accounting Manager	HNC Financial Accounting Manager provides a suite of economical, easy-to-use core accounting solutions designed to help small and mid-size financial institutions manage a wide range of accounting activities more effectively. HNC offers state-of-the-art solutions for general ledger and management reporting, accounts payable processing, fixed-assets accounting, investment accounting and enterprise information reporting.

HNC — MIRA Claims Advisor	HNC MIRA Claims Advisor is an automated loss reserving software system currently available for workers’ compensation claims. It uses advanced statistical models based on workers’ compensation claims data collected from the customer. It helps insurance payors calculate claims reserves by providing an accurate, objective and independent method for determining the cost and duration of current claims.

HNC RoamEx Roamer Data Exchanger	HNC RoamEx Roamer Data Exchanger helps wireless telecommunications carriers identify potential fraud by delivering near real-time exchange of roamer call records that occur when subscribers roam outside a carrier’s home network. Carriers are able to offer roaming to a greater number of their subscribers, thereby increasing Average Revenue Per User (ARPU), while reducing the risk of fraud when subscribers roam beyond their home network.

Risk Suite

      HNC’s Risk Suite products and services include:

Product	Product Description

HNC Application Risk Manager	HNC Application Fraud Manager accurately predicts the likelihood and detects the existence of identity deception on various types of credit card, home loan and credit line account applications.

HNC CardAlert Fraud Manager	HNC CardAlert Fraud Manager helps card issuers and Electronic Funds Transfer (EFT) network providers combat large-scale counterfeit ATM card fraud. HNC CardAlert Fraud Manager delivers the advanced warning needed to detect a counterfeit card outbreak.

Product	Product Description

CompCompare	CompCompare is a benchmarking database that allows users to generate detailed comparative analyses between their claims data and insurance industry data. It features online access to HNC Insurance Solution’s workers’ compensation database. The product is marketed by NCCI (the National Council on Compensation Insurance, Inc.) through a joint marketing agreement with HNC.

ProviderCompare	ProviderCompare is a physician profiling system that compares one physician to a peer group of physicians for similar claim populations, identifies providers with significantly higher costs, and uses provider report cards and treatment pattern analysis to educate providers to improve financial outcomes. The product is marketed by NCCI through a joint marketing agreement with HNC.

HNC Consulting Services	HNC Consulting Services offers access to HNC Software’s fraud experts, who consult on initiatives such as authorization strategies, fraud prevention strategies, recovery strategies or system advancements to help reduce fraud losses quickly.

HNC Falcon Fraud Manager	HNC Falcon Fraud Manager is recognized as the leader in global payment card fraud detection. HNC’s neural networks examine transaction, cardholder and merchant data to detect a wide range of credit card fraud quickly and accurately.

HNC Falcon Fraud Manager for Merchants	HNC Falcon Fraud Manager for Merchants is designed for card-not- present transactions. It provides online merchants with a fraud and risk management solution, enabling companies to approve more good transactions, increasing sales and providing better customer service. HNC Falcon Fraud Manager is delivered through an ASP delivery channel.

HNC Fraud Manager for Telecommunications	Using advanced science, HNC Fraud Manager for Telecommunications provides telecommunications carriers and operators with protection from fraud. Unlike rules-based systems, HNC Fraud Manager is well suited to stopping complex types of fraud such as subscription fraud, internal fraud and dealer/agent fraud. It also protects carriers from traditional forms of technical fraud, including calling card fraud, cloning, clip-on fraud and PBX fraud.

MasterCardTM RiskFinder	Developed by MasterCard and HNC, MasterCardTM RiskFinder uses market-specific neural network models that analyze the behavior of individual cardholders and merchants and finds fraud patterns where these behaviors are similar. To expand the system’s ability to accurately detect fraud, RiskFinder also leverages HNC’s proprietary profiling technology to build detailed profiles of each individual cardholder’s spending patterns/ behavior that are updated with every new transaction. In addition, RiskFinder includes a feature not found in other systems — it incorporates highly detailed merchant profiles to assess risk.

Product	Product Description

HNC Payment Optimizer	HNC Payment Optimizer is a healthcare fraud, abuse and waste control solution for Medicare, Medicaid and commercial insurers. It detects fraud and abuse patterns of all types across a broad range of provider types and program areas. HNC Payment Optimizer also adapts to detect fraud and abuse patterns as they emerge and evolve, before they can cause massive losses.

HNC Risk Manager for Acquirers	HNC Risk Manager for Acquirers uses HNC’s neural network models and expert rules to identify individual high-risk merchants and manage investigative and intervention actions. It pinpoints patterns among the independent sites in a chain and recognizes merchants who are subject to fraudulent activities such as laundering, skimming or employee swindles. As a result, acquiring banks can manage risk and profitability while improving operational efficiency.

HNC Risk Manager for Money Laundering	HNC Risk Manager for Money Laundering uses HNC’s proven modeling and profiling technology to identify key transaction patterns and establish baseline behavior at the account, customer and peer group levels for individual transaction and comparison evaluation. It turns everyday transaction data into money laundering insight with a flexible framework that easily integrates with existing systems.

Opportunity Suite

      HNC’s Opportunity Suite products and services include:

Product	Product Description

HNC Cross-Sell Optimizer	HNC Cross-Sell Optimizer uses advanced algorithms and optimization technology to provide our customers unique insights on customer database information in significantly shorter timeframes. It provides end-to-end campaign management functions, including automated execution, interaction with third-party vendors, response posting and performance reporting.

HNC Marketing Services Provider	HNC’s Marketing Services Provider (MSP) solution meets marketers’ need for a reliable and quickly implemented direct marketing solution. The MSP solution automates and streamlines the complex process required to plan, define, execute and analyze sophisticated multichannel, multi-stage marketing campaigns. The MSP service is built around marketing database design and management, and layered with marketing campaign design, scheduling and execution.

HNC Profit Manager	HNC Profit Manger is targeted to financial institutions and incorporates an interface to users’ core accounting systems. It ensures the accuracy of profitability measurement through matched-maturity funds transfer pricing and sophisticated cost-allocation methods, including activity-based costing. The system is designed to be an integrated component to the user’s CRM strategy, allowing them to target market segments, price financial products and stimulate and act on strategic plans for growth.

Product	Product Description

HNC Profitability Predictor	HNC Profitability Predictor is a predictive algorithm that forecasts future cardholder profitability based on transaction information. More than a simple credit risk score, this algorithm includes revenue potential, risk of delinquency or charge off and attrition likelihood; the result is a complete picture of profitability. A form of this product also uses HNC’s proprietary profiling and modeling techniques to assess individual cardholders and predict the likelihood that they will file for bankruptcy. Through consistent monitoring and action, access to account level information and detailed transaction data, HNC’s neural networks can detect otherwise hard-to-identify relationships that indicate a potential bankruptcy.

HNC Prospecting Optimizer	HNC Prospecting Optimizer helps our customers acquire new customers that will prove most profitable to them throughout the relationship. By leveraging proprietary predictive modeling and optimization technology, HNC Prospecting Optimizer allows its users to balance long-term risk and reward, and identify prospects with the greatest economic potential.

HNC Strategy Manager	HNC Strategy Manager delivers a complete customer management solution that allows account managers, marketing managers and other designated personnel to supervise customer management actions from the desktop with a powerful, easy-to-use graphical user interface.

Sales & Marketing

      We sell and market our software and services globally through our direct sales organization and our global channels sales organization, which includes our distribution, hardware platform, and service and consulting partners. Through these direct and indirect channels, we are focusing on three key initiatives to accelerate sales:

•	Develop and expand strategic partnerships on a global scale;

•	Commit sales and marketing resources internationally to accelerate global expansion; and

•	Leverage our existing customer base to cross-sell solutions.

      Direct Sales. Our national sales staff is based at our corporate headquarters in San Diego, California as well as in field offices in California, Colorado, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Missouri, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Texas and Virginia. Our international field sales offices are located in the United Kingdom, France, the Netherlands, Japan, Singapore and Brazil. To support our sales force, we conduct comprehensive marketing programs, which include demand generation, public relations, advertising, seminars, trade shows and industry advisory council meetings. We sponsor ongoing customer communication programs including events such as our annual technology conference, Power 2C, and users group meetings. We also sponsor an annual global sales meeting for our entire sales force. Our sales staff is generally a relationship and account management model, but also includes assigned geographic territories.

      Service Bureaus. We have licensed First Data Corporation, Electronic Data Services, Total Systems and Equifax to act as service bureaus, providing an alternate channel of distribution for end-users of our HNC Falcon Fraud Manager product. We have also licensed First Data as a service bureau for our HNC Falcon Fraud Manager product. We generally assist our service bureau partners in their sales efforts, often employing our direct sales force in the process. These service bureaus pay us monthly usage fees based on the volume of transactions processed. We also have an outsourced bill-review service bureau for the insurance industry. This insurance service bureau provides both turnkey bill-review services, as well as the capability to handle overflow needs of customers through our field locations in California, Missouri and Texas.

      ASP (Application Service Provider). We provide credit-card fraud detection to e-commerce merchants through our ASP delivery channel. In the telecommunications market we provide a suite of fraud detection solutions and decision management solutions through the ASP channel. For the insurance industry, our EDI/ Network Connectivity group offers ASP versions of injury-reporting products.

      International and Export Activity. Revenues derived from international operations and export sales represented approximately 18.1%, 19.4% and 23.2% of our total revenues in 2001, 2000 and 1999, respectively. International sales resulted primarily from Falcon Fraud Manager product sales, as well as the sale of Retek’s products during the first nine months of 2000, and all of 1999.

      We market our products internationally through three primary regions outside of North America. Those regions include Europe, Middle East and Africa (EMEA), Asia Pacific (AP) and Latin America and the Caribbean (LAC). We have three offices in the EMEA region, located in the United Kingdom, the Netherlands and France, two offices in the AP region, located in Japan and Singapore, and one office in the LAC region, located in Brazil. We also market our products through various channels, including distributors and resellers. We plan to continue to expand our operations outside the United States and enter additional international markets, which will require significant management attention and financial resources. We will continue to commit significant time and development resources to customizing our products for selected international markets and developing international sales and support channels. Our efforts to develop international products, databases, models, and sales and support channels may not be successful.

      International sales pose additional inherent risks, including longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, the burden of complying with a variety of foreign laws, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences, and political and economic instability. Our international sales are primarily denominated in United States dollars, and a small portion is denominated in other currencies, primarily those of Western Europe and Canada. An increase in the value of the United States dollar relative to foreign currencies could make our products more expensive and potentially less competitive in foreign markets. In the future, to the extent our international sales are denominated in local currencies, foreign currency translations may contribute to significant fluctuations in our business, financial condition and results of operations. The imposition of exchange or price controls or other restrictions on foreign currencies could also harm our business.

Competition

      The market for our advanced solutions is intensely competitive and is constantly changing. Our competitors vary in size and scope of the products and services they offer. We encounter competition from a number of sources, including:

•	Other application software companies, including enterprise software vendors;

•	Management information system departments of customers and potential customers, including financial institutions, insurance companies and telecommunications carriers;

•	Third-party professional services and consulting organizations;

•	Internet companies;

•	Hardware suppliers that bundle or develop complementary software products;

•	Network and telecommunications switch manufacturers, and service providers that seek to enhance their value-added services;

•	Neural network tool suppliers; and

•	Managed care organizations.

      In the Risk Management market we have experienced competition from the following companies: Automatic Data Processing, Inc. (ADP), Insurance Services Organization, Inc. (ISO), Lightbridge, Inc., and TSI Corp., among others.

      In the Opportunity market, we have experienced competition from the following companies: Computer Associates International, Inc., Fair, Isaac and Company, and MarketSwitch Inc., among others.

      In the Efficiency market, we have experienced competition from the following companies: AMDOCS, Inc. Axciom Inc., CorVel Corp., and Science Applications International Corporation (SAIC), among others.

      Pricing in the Marketplace. The market for our products is highly competitive, and we expect to face increasing pricing pressures from our customers, current competitors and new market entrants. In particular, increased competition could cause price reductions or changes in our usage-based pricing. In addition, competition could negatively impact our ability to obtain new long-term contracts and renewals of existing long-term contracts on favorable terms. Any reduction in the price of our products could harm our business.

      Competitive Factors. We believe the principal competitive factors affecting our markets include: technical performance (for example, accuracy in detecting credit card fraud or evaluating workers’ compensation claims); access to unique proprietary databases; availability in ASP format; product attributes like adaptability, scalability, interoperability, functionality and ease-of-use; product price; customer service and support; the effectiveness of sales and marketing efforts and our reputation. Although we believe our products currently compete favorably with respect to these factors, we may not be able to maintain our competitive position against current and future competitors.

      Some of our current competitors, and many of our potential competitors, have significantly greater financial, technical, marketing and other resources than we do, as well as broader integrated product lines. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can. They may also possess marketing advantages due to their ability to offer integrated suites of related products vital to the customer’s computing infrastructure. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among competitors may emerge and rapidly gain significant market share. Also, we rely upon our customers to provide data, expertise and other support for updating our models. Our customers, most of which have significantly greater financial and marketing resources than we do, may compete with us in the future or otherwise discontinue their relationships with us, or cease to provide us with critical data or support of our business, all of which could significantly harm our business.

Customer Service & Support

      A high level of continuing maintenance, service and technical product support is critical to maintaining the performance of our predictive software solutions. Service and support are also essential to our objective of developing long-term relationships with, and obtaining recurring revenues from, our customers. Our service and support activities relate to system installation, performance validation and ongoing consultation on the optimal use of our products.

•	Model and Rule Updates. Many of our product license agreements obligate us to provide periodic data, model and/or rule updates to maintain system performance. Our technical personnel often assist the customer with installation of updates. We make commitments to update models and rules at varying intervals, according to both periodically scheduled updates (for example quarterly and annually) as well as unscheduled updates, provided the customer has met its commitments to provide data to us. The choice of data source and data updates are important to customers because this data comprises the fundamental building blocks used to create accurate predictive models. We provide various models built on industry-specific or customer-specific data to meet individual application requirements. Customers and data suppliers provide us with historical transaction data for turnkey models, trend analyses and product updates. This combination of proprietary, turnkey, customized and user-developed models allows us to offer products that solve a broad range of predictive application problems.

•	Education. We offer comprehensive education and training programs to our customers. We provide training associated with many of our products at our facilities and at our client’s facilities. Fees for education and training services are generally included in the pricing of usage-priced products, but may be charged separately in other cases. In addition, we host an annual customer technology conference and Users Group meetings.

•	Consulting. Our consultants are available to work with our customers’ user application groups and information systems organizations. Customers buy our consulting services, which range from short-term expert consulting and needs analysis to large implementations or performance optimization for our products in their operating environments. Fees for consulting are generally included in the pricing of usage-priced products, but may be charged separately in other cases.

•	Product Support. Our product support organization provides technical service in support of HNC Software solutions. Customers contact product support to resolve issues they experience that they believe may relate to our products. Fees for product support are generally included along with the pricing of purchased products.

Technology

      At the heart of our analytic and decision management software solutions lie two critical functions. The first of these is the ability to predict which individuals are most likely to exhibit certain critical business transaction patterns. Examples of these transaction patterns include fraud, payment delinquency, and probable responsiveness to cross-sell/up-sell marketing efforts. The second critical function is the ability to select an appropriate action to either encourage (in the case of a cross-sell) or discourage (in the case of delinquency) an individual’s predicted transaction patterns.

      Our key technologies are designed to perform one or both of these critical functions. These technologies include neural network models, intelligent decision engines, profiles, traditional statistical models, business models, expert rules and context vectors. In addition to current technologies, we strive to develop new and innovative technologies that enable new or expanded predictive software capabilities. Some of our longer-term research projects are partially funded through contracts with the U.S. Government or members of the U.S. intelligence community.

•	Neural Network Technology. The term “neural network” refers to a family of nonlinear, statistical modeling techniques, which were derived from the work of scientists engaged in understanding biological intelligence. While we are far from having a complete understanding of biological intelligence, the techniques proposed by these scientists have proven to be very useful in solving difficult, complex business and engineering problems. We have adopted many of these techniques in our predictive software solutions.

We use neural network techniques to build models of complex transaction patterns such as consumer credit card fraud. These models are created through a process called “training.” Training involves exposing a neural network algorithm to a large data set of examples of transaction patterns. Often hundreds of thousands to millions of examples are provided. The neural network processes this data to identify patterns in the data that are predictive of the transaction patterns being modeled. Once training is complete, the neural network uses these learned patterns to predict the probability that a new individual will exhibit the modeled transaction patterns. We have developed proprietary high-speed and parallel-processor boards to accelerate training and execution of our neural network software.

Although other statistical methods can be used, our neural network technology distinguishes itself in its ability to build highly accurate models more rapidly than other methods. This provides us with a significant competitive advantage in developing and deploying products. Further, our experience with neural network technology has led to the development of proprietary methodologies for applying that technology to real time, transaction-based business problems.

•	Transaction Profiling Technology. Many of our products operate on transactional data, such as credit card purchase transactions, or other types of data that change over time, such as worker’s compensations claims. In their raw form, this data is very difficult to use in model building for several reasons. First, a single transaction contains very little information about the transaction patterns of the individual that generated the transaction. Second, transaction patterns change rapidly over time. Finally, this type of data can often be incomplete. To overcome these data problems, we have developed a set of proprietary techniques that transform raw transactional data into a format that is suitable for model building. We refer to this set of techniques as our profiling technology. As the name suggests, our profiling technology accumulates data across multiple transactions to create profiles of transaction patterns. Although these profiles are unintelligible to humans, they provide our neural network models with the information needed to predict complex transaction patterns.

•	Rule-based Technology. Predicting transaction patterns is only half the battle in determining how to best manage or interact with a customer. The other half involves optimizing the response or action, given the transaction patterns that have been identified and the corresponding predicted outcome. To provide this response optimization, many of our products combine specially trained neural network models with rule-based techniques. Rules provide an effective method of capturing and applying such well-defined information as marketing strategies, corporate policies, and standard operating procedures. We have developed rule engines that operate efficiently in a real time, transaction-oriented system. We believe our combination of these rule engines with neural network models represents a significant technological advantage over more traditional approaches to decision automation.

•	Context Vector Technology. Much of the information produced and used by the business world is in the form of text documents or similar unstructured data. Context vector technology allows such data to be digested and converted automatically to a mathematical form that can be used in our predictive solutions. Using context vector technology, we can automatically search, classify and route text accurately and build predictive models from both textual and numerical data. When combined with our other technologies, such as neural networks and rule-based systems, we believe that context vectors allow us to effectively use most forms of business data in predictive solutions, provide new data analysis capabilities and improve the performance of existing applications.

      Dependence on Third Party Data. Our success depends upon our ability to enter new markets by successfully developing new products for those markets on a timely and cost-effective basis. In order to develop new products, we often require proprietary customer data for decision model development and system installation. As a result, completion of new products (particularly new products for new markets we are entering) may be delayed until we can extract sufficient amounts of statistically relevant data to develop the models. During this development process, we rely on our potential customers in the new market to provide us with relevant data and to help train our personnel in the use and meaning of the data in the specific industry. These relationships also assist us in establishing a presence and credibility in the new market. These potential customers, most of which have significantly greater financial and marketing resources than we do, may compete with us in the future or otherwise discontinue their relationships with or support of us, either during development of our products or later on. If we fail to obtain adequate third-party support for new product development, our ability to enter new markets could be impaired.

      Intellectual Property. We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights. We currently own 17 issued United States patents and have 19 United States patent applications pending. We also have patent applications pending in a number of other countries. The patents we hold may not be upheld as valid and may not prevent the development of competitive products. In addition, patents may never issue on our pending patent applications or on any future application that we may submit. We seek to protect our software, documentation and other written materials under trade secret and copyright laws. As part of our confidentiality procedures, we generally enter into invention assignment and proprietary information agreements with our employees and independent contractors and nondisclosure agreements with our distributors, strategic partners and licensees. We also restrict access to our source code and limit access to and distribution of our software, documentation and other proprietary information.

      Despite our efforts to protect our proprietary rights, existing laws and our contractual arrangements provide only limited protection. Unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and the steps we have taken might not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. It may be possible for a third party to copy or otherwise to obtain and use our products or technology without authorization, or to develop similar technology independently.

      We have developed technologies for research projects conducted under agreements with various United States Government agencies or their subcontractors. Although we have acquired commercial rights to these technologies, the United States Government typically retains ownership of intellectual property rights and licenses in the technologies that we develop under these contracts. In some cases, the United States Government can terminate our rights to these technologies if we fail to commercialize them on a timely basis. In addition, under United States Government contracts, the government may make the results of our research public, which could limit our competitive advantage with respect to future products based on funded research.

      In the past, we have received communications from third parties asserting that our trademarks infringe upon other parties’ trademarks, or that data we use is copyrighted by an independent third party, none of which has resulted in litigation or material losses to us. We have also been involved in patent litigation. Given our ongoing efforts to develop and market new technologies and products, we might receive claims from other third parties asserting that our products infringe upon their intellectual property rights. Licenses to disputed third-party technology or intellectual property rights might not be available to us on reasonable commercial terms, if at all. Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation could result in significant expense to us, and divert the efforts of our technical and management personnel, whether or not it is resolved in our favor. As a result of an adverse ruling in any litigation, we might be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. In addition, a court might invalidate our patents, trademarks or other proprietary rights.

      Research & Development. Our research and development expenses were $45.7 million in 2001, $89.1 million in 2000, and $50.2 million in 1999. Excluding research and development expenses related to Retek, and allocated stock-based compensation and Retek spin-off expenses, our research and development expenses were $45.6 million in 2001, $39.4 million in 2000, and $26.4 million in 1999. We believe that our future success depends on our ability to continually maintain and improve our core technologies, enhance our existing products, and develop new products and technologies that meet an expanding range of markets and customer requirements. We intend to expand our existing product offerings and to introduce new predictive software solutions. In the development of new products and enhancements to existing products, we use our own development tools extensively. We have traditionally relied primarily on the internal development of our products.

      Based on timing and cost considerations, however, we have acquired, and in the future may consider acquiring, technology or products from third parties. For example, we acquired technology and products in connection with our acquisitions of WebTrak in 1999, CASA, AIM, Onyx Technologies, Celerity Technologies, HighTouch, CardAlert and Systems/ Link in 2000, and ClaimPort, ecDataFlow, the Blaze Advisor business unit, and the MSP business unit of Chordiant in 2001. The expense associated with acquired technology and products is separately stated on our financial statements as acquired in-process research and development and is not included in our research and development expenses above.

      Visionary research has long been a key component of our business plan. We continually monitor research developments internal and external to HNC. We sponsor research programs to develop the ideas that we believe have the most potential. In some cases, external funding (i.e., government grants) is used to develop initial concepts. One example of this is our bioinformatics program. Funded by the Defense Advanced Research Projects Agency, or DARPA, we are developing advanced computational intelligence algorithms to detect patterns in genomic and medical literature data. A second example is our Cortronics program. Originally funded by DARPA, the program is now fully supported by HNC. The Cortronics project is a long-term research project focused on developing and applying computer models of regions of the cerebral cortex to recognize and associate patterns in text, speech and vision. The objective of this work is to develop intelligent computing systems that are much more capable of interacting with and reasoning about their environments than current systems.

Employees

      As of December 31, 2001, we had 1,270 employees, including 490 in product management and engineering, 228 in customer service, 140 in sales and marketing, 212 in service bureau and 200 in finance, administration and management information systems. This year we continued our expansion globally and now have employees in France, Germany, the Netherlands, and the UK as well as Asia. None of our employees are represented by a labor union. We have experienced no work stoppages and believe that our employee relationships are generally good.

      Our success depends to a significant degree upon the continued focus of our senior management and other key research, development, sales and marketing personnel. Only a small number of our employees have employment agreements, and these agreements may not result in the retention of these employees. In the past, we have experienced difficulty in recruiting a sufficient number of qualified technical and sales employees.

Item 2.     Properties

      Our principal administrative, sales, marketing, support, and research and development facilities are located in approximately 171,000 square feet of office space in San Diego, California. We also lease an aggregate of approximately 268,000 square feet of additional office space in the following locations:

• Costa Mesa, California • San Jose, California • Chicago, Illinois • Los Alamos, New Mexico	• Irvine, California • Denver, Colorado • St. Louis, Missouri • Dallas, Texas	• San Mateo, California • Atlanta, Georgia • Cranbury, New Jersey • Arlington, Virginia

      In addition, we maintain several field offices in the United States in foreign countries. We believe that our current and anticipated facilities are adequate to meet our needs for the foreseeable future. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3.     Legal Proceedings

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

EXECUTIVE OFFICERS

      Pursuant to General Instruction G (3), the information regarding our executive officers required by Item 401(b) of Regulation S-K, is listed below in Part I of this filing.

      The following table provides the names, offices, and ages of each of our executive officers as of January 31, 2002:

Name	Age	Position

John Mutch	45	Chief Executive Officer
Bruce E. Hansen	42	President
Kenneth J. Saunders	40	Chief Financial Officer and Secretary
Mary Burnside	54	Chief Operating Officer
Russell C. Clark	33	Vice President, Corporate Finance and Assistant Secretary
Roger Ahern	33	Vice President, Decision Management
Michael Chiappetta	37	Group Vice President, Risk Management
Sean M. Downs	41	Group Vice President, Insurance Transaction Processing
Kyle W. Thomas	40	Group Vice President, Global Sales

      John Mutch has been Chief Executive Officer since December 1999. He also served as President from December 1999 to June 2001. Mr. Mutch joined us in July 1997, where he served initially as Vice President, Marketing until September 1998, and later as President of HNC Insurance Solutions from September 1998 to December 1999. He was a founder of MVenture Holdings, Inc., a private equity fund that invests in start-up technology companies, and served as a general partner from June 1994 to July 1997. From December 1986 to June 1997, Mr. Mutch held a variety of executive marketing positions with Microsoft Corporation, including Director of Organization Marketing. He holds a Bachelor’s of Science degree in Applied Economics from Cornell University and a Master’s degree in Business Administration from the University of Chicago

      Bruce E. Hansen was appointed President in May 2001. He joined us as President, HNC Financial Solutions in February 2000. He served as President and Chief Executive Officer of CASA, a privately held advanced analytical solutions company that specializes in one-to-one marketing and strategic risk management solutions, until we completed our acquisition of CASA during March 2000. He served as Vice President, Marketing and Business Development at Summit Medical Systems from June 1997 to April 1998, as Senior Vice President and General Manager, Medical Division of MEDE America Corporation from March 1996 to June 1997 and as Vice President, Marketing of National Electronics Corporation from April 1995 to March 1996. Mr. Hansen also served as Vice President, Corporate Development at The Chase Manhattan Bank from April 1994 to April 1995. He holds a Bachelor’s of Arts degree in Economics from Harvard University, and a Master’s degree in Business Administration, economics from the University of Chicago. Mr. Hansen resigned from the Company in March 2002.

      Kenneth J. Saunders was appointed Chief Financial Officer during December 1999, and Secretary in January 2000. Mr. Saunders joined us in January 1997 initially serving as Treasurer until June 1998, as Corporate Controller from June 1998 to January 1999, and then as Vice President, Corporate Finance and Corporate Controller from January 1999 to December 1999. From January 1992 to December 1996, Mr. Saunders was employed with Risk Data Corporation, where he served most recently as Chief Financial Officer. In August 1996, HNC acquired Risk Data Corporation. From January 1991 to January 1992, he was Vice President of Finance and Administration for A-Mark Financial Corporation. Mr. Saunders was with Arthur Andersen from 1984 to 1987. He holds a Bachelor’s of Accountancy degree from Widener University and is a Certified Public Accountant.

      Mary Burnside joined us in May 2001 as Chief Operating Officer. From January 2000 to June 2001, she served as President and Chief Operating Officer of RealNames Corp., an Internet infrastructure company. From 1988 to April 1997, she was employed at Novell, Inc., where she served as Executive Vice President, Corporate Services from August 1996 to April 1997 and Executive Vice President and Chief Operating Officer

from April 1994 to August 1996. She holds a Bachelor of Arts degree in Geography from the University of California at Berkeley.

      Russell C. Clark joined us as Vice President, Corporate Finance during January 2000. From August 1990 to January 2000, Mr. Clark held various positions with PricewaterhouseCoopers LLP’s Technology Industry Group, most recently as a Senior Manager in the audit and business advisory services group. He holds a Bachelor’s degree in Business Administration with an emphasis in accounting from the University of Iowa, and is a Certified Public Accountant.

      Roger Ahern was appointed Vice President of Decision Management in May 2001. He also served as Vice President of Marketing and Product Management for our Telecommunications Solutions Group from June 2000 to May 2001. Mr. Ahern was a program manager at Compaq Computer Corporation from March 1997 to June 2000. From 1992 to March 1997, he was employed with Summit Associates, Inc., where he served most recently as Chief Technology Officer and a director. Mr. Ahern holds a Bachelor of Science degree in Business Administration with a major in Finance and a Master of Science degree in Information Technology and Decision Systems from San Diego State University.

      Michael Chiappetta was appointed Vice President of Customer Analytics in May 2001. Since he joined us in 1993, he has served as Executive Director of Profitability Products in the HNC Financial Solutions Group, as Vice President of Risk Products in the Financial Solutions Group and as Vice President of Risk Management Solutions. He holds Bachelor of Science degrees in Economics and Physics from Rensselaer Polytechnic Institute and a Master of Business Administration degree in Finance from New York University.

      Sean M. Downs was appointed Vice President of Insurance Transaction Processing in May 2001. He also served as President, HNC Insurance Solutions from June 2000 to May 2001. Mr. Downs joined us in April 1998, where he initially served within our HNC Insurance Solutions segment as President, Workers Compensation until September 1998, as Senior Vice President, Predictive Software Solutions from September 1998 until August 1999, and then as Senior Vice President, Strategic Development from September 1999 until May 2000. From February 1990 to March 1998, Mr. Downs was employed with Risk Data Corporation, where he served most recently as Senior Vice President, Sales and Marketing. In August 1996, HNC acquired Risk Data Corporation. From July 1984 to February 1990, Mr. Downs held various senior management positions with Republic Health Corporation and Assured Health Care Inc. He holds a Bachelor’s of Science Degree in Business Administration, Finance from San Diego State University.

      Kyle W. Thomas joined us in May 2000 as Vice President of Global Sales. From November 1995 to May 2000, Mr. Thomas held various positions at ABN AMRO, most recently as Senior Vice President, Global Sales Head in the Global Transaction Services department in Amsterdam, the Netherlands. He holds a Bachelor of Arts degree in Economics with a minor in Computer Science and Mathematics from New York University.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the NASDAQ National Market under the symbol “HNCS.” The following table provides for the periods indicated the high and low sales prices of our common stock, presenting both the historical and adjusted prices for our common stock. The adjusted prices shown below are as reported by NASDAQ to give retroactive effect to the spin-off of our former subsidiary, Retek Inc., by adjusting the historical prices of our common stock by the Retek distribution ratio.

	Historical		Adjusted

	High	Low	High	Low

2001:
First Quarter	$33.500	$17.563	$33.500	$17.563
Second Quarter	32.990	14.063	32.990	14.063
Third Quarter	29.360	17.280	29.360	17.280
Fourth Quarter	22.840	17.000	22.840	17.000

2000:
First Quarter	$122.500	$72.063	$24.893	$14.644
Second Quarter	77.125	38.000	15.672	7.722
Third Quarter	81.813	42.000	16.625	8.535
Fourth Quarter	29.688	12.375	29.688	12.375

      As of January 31, 2002, there were approximately 237 holders of record of our common stock.

      We have never declared or paid any cash dividends on our capital stock. However, on September 29, 2000, HNC distributed 40,000,000 shares of the common stock of Retek, Inc., a publicly held company, as a dividend to HNC’s stockholders of record as of September 15, 2000. The dividend distribution ratio would in some cases have resulted in the distribution of a fractional Retek share to certain HNC stockholders. To eliminate fractional Retek shares, as an incidental part of the Retek dividend, HNC paid stockholders cash in lieu of fractional Retek shares they would otherwise have received, in an amount representing the fair value of the eliminated fractional share. We currently anticipate that we will retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Our bank credit agreement prohibits us from declaring or paying any cash dividends without the bank’s consent.

Item 6.	Selected Consolidated Financial Data

      Our selected consolidated financial data for the five years ended December 31, 2001, is included in this Report on page F-2.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

      Our information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is included in this Report on pages F-3 through F-33.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

      The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices.

Interest Rate Risk

      The fair value of our marketable securities available for sale at December 31, 2001 was $209.0 million. The objectives of our investment policy are the safety and preservation of invested funds, and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents, and investments available for sale with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure. Except for certain strategic equity investments, it is also our policy to maintain concentration limits and to invest only in allowable securities as determined by our management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year and that we must maintain liquidity positions.

Investments are prohibited in industries and speculative activities. Investments must be denominated in U.S. dollars.

      The fair value of our 5.25% Convertible Subordinated Notes at December 31, 2001 was approximately $150.0 million. To the extent that general market interest rates may fluctuate in the future, excluding other factors, the fair value of such notes could increase or decrease.

Foreign Currency Exchange Rate Risk

      We mitigate our foreign currency risks principally by contracting primarily in U.S. dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short term operations of our subsidiaries are kept in the local currencies in which they do business, with excess funds transferred to our offices in the United States for investment. For the year ended December 31, 2001, approximately 1.0% of our sales were denominated in currencies other than our functional currency, which is the U.S. dollar. These foreign currencies are primarily those of Western Europe and Canada.

Equity Price Risk

      We have several equity investments we entered into for strategic business purposes, and therefore are exposed to direct equity price risk. We mitigate this risk by monitoring the financial performance of our investments, which are primarily in the common stock of privately held, non-public companies and thus we may be unable to sell or achieve liquidity in those investments prior to an adverse change in their values. In addition, the current funding environment for high technology companies may expose our investments in such companies to increased risks. During 2000, we recorded a $2.8 million charge related to the write-down of our investment in Network Commerce and during 2001 we further recorded charges totaling $6.0 million related to the write-down of our investments in Azure Capital Partners L.P., KeyLime Software, Qpass Inc., Burning Glass Technologies and Network Commerce. See Notes 6 and 7 of Notes to the Consolidated Financial Statements included in this report on pages F-51 through F-52.

Item 8.	Financial Statements and Supplementary Data

      Our consolidated financial statements and footnotes and the report of independent accountants thereon are included in this report on pages F-34 through F-65. Supplementary Financial Data are presented in Note 17 of the Notes to Consolidated Financial Statements included in this report on page F-64.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required under Item 10 is incorporated by reference to the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Compliance” in our Proxy Statement for our May 2002 annual meeting. Information about our executive officers is included under the caption “Executive Officers” after Item 4 included in this Report on page 16.

Item 11.	Executive Compensation

      The information required under Item 11 is incorporated by reference to the information under the captions “Director Compensation”, “Executive Compensation”, and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for our May 2002 annual meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required under Item 12 is incorporated by reference to the information under the caption “Principal Stockholders” in our Proxy Statement for our May 2002 annual meeting.

Item 13.	Certain Relationships and Related Transactions

      The information required under Item 13 is incorporated by reference to the information under the caption “Related Party Transactions” in our Proxy Statement for our May 2002 annual meeting.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)-(2)	Financial Statements and Schedules:

      The list of consolidated financial statements are presented in the accompanying Index to Selected Consolidated Financial Data, the Consolidated Financial Statements and Supplementary Data included in this Report on page F-1. These consolidated financial statements are filed as part of this Report.

      All financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and the related notes.

(3)	Exhibits:

      The exhibits listed on the accompanying Exhibit Index included in this Report on page F-66 are filed or incorporated by reference as part of this Report and the Exhibit Index is incorporated by reference.

(b) During the quarter ended December 31, 2001, the Registrant filed Reports on Form 8-K as follows:

      Amended Current Report on Form 8-K filed on October 29, 2001, dated August 15, 2001, reporting financial statements under Item 7.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HNC SOFTWARE INC.

By:	/s/ KENNETH J. SAUNDERS

Kenneth J. Saunders
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: March 25, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN MUTCH John Mutch	President and Chief Executive Officer, Director and Chairman of the Board (Principal Executive Officer)	March 25, 2002

/s/ KENNETH J. SAUNDERS Kenneth J. Saunders	Chief Financial Officer and Secretary (Principal Financial Officer)	March 25, 2002

/s/ RUSSELL C. CLARK Russell C. Clark	Vice President, Corporate Finance and Assistant Secretary (Principal Accounting Officer)	March 25, 2002

/s/ EDWARD K. CHANDLER Edward K. Chandler	Director	March 25, 2002

/s/ THOMAS F. FARB Thomas F. Farb	Director	March 25, 2002

/s/ ALEX W. HART Alex W. Hart	Director	March 25, 2002

/s/ DAVID Y. CHEN David Y. Chen	Director	March 25, 2002

/s/ LOUIS A. SIMPSON Louis A. Simpson	Director	March 25, 2002

HNC SOFTWARE INC.

INDEX TO SELECTED CONSOLIDATED FINANCIAL DATA,

THE CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

HNC SOFTWARE INC.

SELECTED CONSOLIDATED FINANCIAL DATA

      The selected consolidated financial data as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001 come from our audited Consolidated Financial Statements included later in this report. The selected consolidated financial data as of December 31, 1999, 1998 and 1997 and for the years ended December 31, 1998 and 1997 are derived from our audited financial statements that are not included in this report. During September 2000, we completed the spin-off of our former Retek subsidiary. Subsequent to the spin-off, Retek’s results of operations and financial condition were not included in our results of operations and financial condition, and consequently the comparability of the data presented below is impacted. The selected consolidated financial data gives retroactive effect to the acquisitions of Risk Data, Retek and CompReview for all periods presented, as we accounted for these acquisitions as poolings of interests. For a complete understanding of the following you should read this selected consolidated financial data in conjunction with “Management’s Discussion and Analysis Results of Operations and Financial Condition” and the Consolidated Financial Statements and related notes included in this Report on pages F-3 through F-65.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(in thousands, except per share data)
Consolidated Statement of
Operations Data:
Total revenues	$226,670	$254,884	$216,889	$178,608	$113,735
Operating income (loss)	(42,523)	(149,741)	(6,784)	21,026	23,040
Net income (loss)	(36,452)	(116,418)	(6,272)	10,452	17,565
Basic net income (loss) per share	(1.06)	(4.08)	(0.25)	0.41	0.72
Diluted net income (loss) per share	(1.06)	(4.08)	(0.25)	0.39	0.68
Pro forma net income(1)					15,417
Pro forma basic net income per share(1)					0.64
Pro forma diluted net income per share(1)					0.60
Shares used in computing basic net income (loss) per share and basic pro forma net income per share	34,509	28,529	24,969	25,362	24,275
Shares used in computing diluted net income (loss) per share and diluted pro forma net income per share	34,509	28,529	24,969	26,650	25,681

	December 31,

	2001	2000	1999	1998	1997

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities available for sale	$313,725	$162,753	$234,081	$153,340	$42,946
Total assets	578,026	447,741	416,421	283,914	119,877
Long-term obligations, less current portion	151,684	16,616	104,111	101,039	239
Total stockholders’ equity	387,819	382,574	249,573	153,021	103,860

(1)	Pro forma net income and net income per share reflect a provision for taxes on the income of CompReview, which prior to our acquisition was a subchapter S corporation, as if CompReview had been liable for corporate income taxes as a C corporation for all periods presented.

HNC SOFTWARE INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

      On September 29, 2000, HNC spun-off its former subsidiary Retek, Inc. (Retek) through the distribution of all Retek shares then owned by HNC. As a result of this distribution, Retek is no longer affiliated with HNC.

      In April 2001, we announced and began to implement a reorganization that involved realigning our internal organization from a vertical market orientation to a horizontal product platform. As a result, we changed our reportable segments beginning in the second quarter of 2001 to reflect the new method in which management primarily organizes and evaluates internal financial information to make operating decisions and assess performance. Our current reportable segments include our Efficiency, Risk and Opportunity product suites.

      Our revenues and operating results have varied significantly in the past and in some quarters we have experienced net losses. We expect fluctuations in our operating results to continue for the foreseeable future. As a result, we believe that investors should not rely on period-to-period comparisons of our financial results as an indication of our future performance. Further, we derive a substantial portion of our revenues from our Falcon Fraud Manager, Decision Manager for Medical Bill Review and Outsourced Bill Review products and services. Our Falcon Fraud Manager, Decision Manager for Medical Bill Review and Outsourced Bill Review products and services in the aggregate accounted for 46.8% of our total revenues in 2001. Falcon Fraud Manager revenues accounted for 24.9% of total revenues in 2001 and our combined Decision Manager for Medical Bill Review products and Outsourced Bill Review services accounted for 21.9% of total revenues in 2001. We expect these products and services will continue to account for a substantial portion of our total revenues for the foreseeable future. Our revenue will decline if the market does not continue to accept these products and services.

      Because our expense levels are based in part on our expectations regarding future revenues and in the short term are fixed to a large extent, we may be unable to adjust our spending in time to compensate for any unexpected revenue shortfall. We may not be able to achieve or maintain profitability on a quarterly or annual basis in the future. In addition, in the past we have acquired several companies and may continue to do so in the future. During 2000, we completed the spin-off of our former Retek subsidiary. Such transactions typically affect the comparability of our historical financial results. Acquisitions also typically generate significant charges that decrease our net income, including possible charges in future fiscal periods. For the third and fourth quarters of 2001, our operating results were below the expectations of public market analysts and investors. It is possible that this could occur in some future quarter, which could cause a decline in the price of our common stock.

      This section contains forward-looking statements about our anticipated future operating expenses, our expectations for our international operations and about the assumptions and projections underlying our in-process research and development expense. Forward-looking statements are subject to risks and uncertainties. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including, but not limited to, the factors discussed below under the heading “Risk Factors.” You should carefully consider these risks. Investors are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Revenues

      Our revenues are comprised of license and maintenance revenues and services and other revenues. Total revenues for 2001 decreased $28.2 million, or 11.1%, over 2000. Total revenues for 2000 increased by $38.0 million, or 17.5%, over 1999. Our revenues during 2001, 2000 and 1999 are summarized as follows, and include Retek’s revenues through the September 29, 2000 spin-off date:

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
HNC:
License and maintenance revenues	$168,626	$130,834	$109,983
Services and other revenues	58,044	64,135	37,747

	226,670	194,969	147,730

Retek:
License and maintenance revenues		35,229	45,965
Services and other revenues	—	24,686	23,194

	—	59,915	69,159

Total Consolidated Revenues	$226,670	$254,884	$216,889

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

      The following table presents our license and maintenance revenues by segment for 2001, 2000 and 1999:

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
License and Maintenance Revenues:
Efficiency	$77,966	$61,212	$48,765
Risk	76,659	54,298	46,946
Opportunity	12,659	9,144	8,987
Other	1,342	6,180	5,285

HNC	168,626	130,834	109,983
Retek	—	35,229	45,965

	$168,626	$166,063	$155,948

      License and maintenance revenues in 2001 increased by $2.6 million, or 1.5%, compared with 2000. This increase consisted of a $37.8 million, or 28.9% increase within HNC, offset by the absence of Retek revenues in 2001, which totaled $35.2 million in 2000. The increase within HNC was primarily attributable to a $16.8 million, or 27.4% increase in our Efficiency segment, a $22.4 million, or 41.2% increase in our Risk segment, and a $3.5 million, or 38.4% increase in our Opportunity segment, partially offset by a $4.8 million, or 78.3% decline in other product revenues. The increase in our Efficiency segment of $16.8 million was attributable primarily to $10.0 million of incremental RoamEx revenues, resulting from a full year of revenues associated with our acquisition of Systems/ Link in the third quarter of 2000, incremental Decision Manager ASP product revenues of $5.5 million resulting from our acquisition of Onyx in the first quarter of 2000, incremental revenues of $4.5 million associated with our acquisition of the assets of the Blaze Advisor business unit in the third quarter of 2001, incremental Connectivity Manager revenues of $3.5 million resulting from our acquisitions of ClaimPort and ecDataFlow in the second quarter of 2001 and a full year of revenues resulting from our Celerity acquisition in the second quarter of 2000, and an increase of $2.7 million from one-time Decision Manager for Medical Bill Review revenues, partially offset by a $7.2 million decline in Decision Manager for Medical Bill Review transactionally-based revenues and a $1.6 million decline in Decision Manager for Financial Applications revenues. The increase in our one-time Decision Manager for Medical Bill Review revenues was primarily attributable to four customer pricing changes which converted existing customer contracts from recurring transactionally-based fees to one-time fixed fees recognized in full during 2001. The increase in our Risk segment of $22.4 million was attributable primarily to incremental CardAlert Fraud Manager and Fraud Manager for Telecommunications revenues of $5.9 million, resulting primarily from our acquisitions of CardAlert and Systems/ Link in the third quarter of 2000, a $15.5 million increase in Falcon Fraud Manager and Falcon Fraud Manager for Merchants revenues and a $2.6 million increase in CompCompare/ ProviderCompare revenues, partially offset by a $1.7 million decrease in MIRA revenues. The increase in Falcon Fraud Manager and Fraud Manager for Telecommunications revenues included revenues related to two customer license pricing changes which converted existing customer contracts from recurring transactionally-based fees to one-time fixed fees that were recognized in full during 2001. The increase in CompCompare/ Provider Compare revenues was attributable to a change in customer payment terms from long-term fixed fee payments to a one-time upfront payment recognized in full during 2001. The increase in our Opportunity segment of $3.5 million was attributable primarily to a $3.3 million increase in Profitability Predictor revenues, which included our recognition of revenues related to termination fees from a customer that sold its credit card portfolio and therefore no longer had a use for our product. To the extent that our customers change from paying license fees on a recurring transactional basis to paying us one-time license fees, our recurring revenues for future quarters will decrease. The decrease in our Other segment revenues of $4.8 million was attributable primarily to a decline in revenues associated with our former Intelligent Response product line.

      License and maintenance revenues in 2000 increased by $10.1 million, or 6.5%, compared with 1999. This increase consisted of a $20.9 million, or 19.0% increase within HNC, offset by a $10.7 million, or 23.4%

decline at Retek. The increase within HNC was primarily attributable to a $12.4 million, or 25.5% increase in our Efficiency segment and a $7.4 million, or 15.7% increase in our Risk segment. The increase within our Efficiency segment of $12.4 million was attributable primarily to growth from acquisitions, including incremental revenues of $12.0 million derived from our Decision Manager ASP, RoamEx and Connectivity Manager products, and to an increase in Decision Manager for Medical Bill Review revenues of $1.6 million, partially offset by a decline in Decision Manager for Financial Applications of $0.8 million and a decline in other product revenues of $0.4 million. The increase within our Risk segment of $7.4 million was attributable primarily to increased revenues of $12.0 million derived from our Falcon Fraud Manager and Falcon Fraud Manager for Merchants products, acquisition-related growth of $1.4 million derived from CardAlert Fraud Manager revenues, and other aggregate product growth totaling $1.5 million, offset by a decline in MIRA product revenues of $7.5 million resulting from the sale of fewer MIRA perpetual licenses in 2000 as compared to 1999.

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

      The following table presents our services and other revenues by segment for 2001, 2000 and 1999:

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Service and Other Revenues:
Efficiency	$33,206	$41,741	$23,422
Risk	11,229	14,128	8,827
Opportunity	11,241	5,538	1,000
Other	2,368	2,728	4,498

HNC	58,044	64,135	37,747
Retek	—	24,686	23,194

	$58,044	$88,821	$60,941

      Services and other revenues in 2001 decreased by $30.8 million, or 34.7%, compared with 2000. This decrease consisted of a $6.1 million, or 9.5% decrease within HNC, along with the absence of Retek revenues in 2001, which totaled $24.7 million in 2000. The decrease within HNC was primarily attributable to an $8.5 million, or 20.4% decrease in our Efficiency segment and a $2.9 million, or 20.5% decrease in our Risk segment, partially offset by a $5.7 million, or 103.0% increase in our Opportunity segment. The decrease in our Efficiency segment of $8.5 million was attributable primarily to a lower volume of Decision Manager for Financial Applications software implementations along with a decline in customer bill review volumes associated with our Outsourced Bill Review Services, resulting in revenue declines of $6.9 million and $4.0 million, partially offset by a $1.7 million increase in Blaze Advisor consulting revenues and other miscellaneous service revenue increases. The decrease in our Risk segment of $2.9 million was attributable primarily to a $0.6 million decline in ProviderCompare/ CompCompare service revenues and a $0.4 million decline in Falcon Fraud Manager implementation revenues, along with an aggregate decline in various other Risk segment service and implementation revenues. The increase in our Opportunity segment of $5.7 million was attributable primarily to an increase in Cross-Sell Optimizer service revenues, relating primarily to a full year of service revenues in 2001 from CASA, which we acquired in March of 2000, and also to incremental Marketing Service Provider revenues of $1.1 million resulting from our acquisition of the MSP business unit of Chordiant in September 2001.

      Services and other revenues in 2000 increased $27.9 million, or 45.7%, compared to 1999. This increase consisted of a $26.4 million, or 69.9% increase within HNC and a $1.5 million, or 6.4% increase at Retek. The increase within HNC was primarily attributable to an $18.3 million, or 78.2% increase in our Efficiency segment, a $5.3 million, or 60.1% increase in our Risk segment, and a $4.5 million, or 453.8% increase in our Opportunity segment. The increase within our Efficiency segment of $18.3 million was attributable primarily to an increase in Decision Manager for Financial Applications software implementation revenues of $6.1 million along with a $13.0 million increase in Outsourced Bill Review Service revenues, including that related to the commencement of full-scale hosted service operations for a primary customer, partially offset by other miscellaneous revenue declines aggregating $0.8 million. The increase in our Risk segment of $5.3 million was attributable primarily to an increase in ProviderCompare/ CompCompare service revenues of $3.3 million, an increase in Payment Optimizer development revenues of $2.1 million and other miscellaneous revenue increases aggregating $1.8 million, partially offset by a decline in MIRA and Falcon Fraud Management product installation revenues of $1.2 million and $0.7 million, respectively. The increase in our Opportunity segment of $4.5 million was attributable primarily to a $3.7 million increase in Cross-Sell Optimizer service revenues, resulting from our acquisition of CASA in March 2000, and to a $0.9 million increase in Profit Manager installation revenues.

      Revenues From Non-U.S. Regions. Revenues derived from international operations and export sales represented 18.1% of our total revenues in 2001, 19.4% of our total revenues in 2000 and 23.2% of our total revenues in 1999.

      Sales denominated in currencies other than the U.S dollar represented 1.0%, 4.8% and 5.2% of our total revenues in 2001, 2000 and 1999. During 2001, the majority of our international revenues were derived from the sale of our Falcon Fraud Manager products in Western Europe and Canada. In September 2001, we acquired the UK-based Marketing Service Provider business unit of Chordiant Software Inc., and its revenues during the last three months of the year also contributed to international revenues. During 2000 and 1999, the majority of our international revenues were derived from Retek. We believe that international sales represent a significant opportunity for revenue growth and anticipate that our international sales may increase as a percentage of our total revenue in the future. However, our efforts to develop products, databases, and models for targeted international markets or in developing additional international sales and support channels might not be successful.

Cost of Revenues

      License and Maintenance Cost of Revenues. License and maintenance cost of revenues primarily consist of expenses for personnel engaged in customer support, travel to customer sites and documentation materials. Our license and maintenance cost of revenues totaled $44.7 million in 2001, $60.5 million in 2000 and

$41.6 million in 1999. The following table summarizes our license and maintenance cost of revenues, both in absolute dollars and as a percentage of license and maintenance revenues:

	2001

			2000

	Year Ended December 31,

					1999

			(in thousands
License and Maintenance Cost of Revenues:
HNC operating segments	$44,676	26.5%	$36,666	28.0%	$34,914	31.7%
Retek segment	—	—	15,059	42.7%	6,358	13.8%

	44,676	26.5%	51,725	31.1%	41,272	26.5%
Amounts not allocated to segments:
Stock-based compensation expense	51	0.0%	2,658	1.6%	280	0.1%
Expenses related to Retek spin-off	—	—	6,086	3.7%	—	—

HNC Consolidated	$44,727	26.5%	$60,469	36.4%	$41,552	26.6%

      Our license and maintenance cost of revenues percentage in 2001 decreased by 9.9% compared to 2000. Of this decrease, 4.6% was attributable to decreases within our combined HNC and Retek operating segments and 5.3% of this decrease was attributable to a decline in stock-based compensation charges and non-recurring expenditures related to our Retek spin-off. For a further discussion regarding stock-based compensation charges and expenditures relating to our Retek spin-off, refer to the sections entitled “Stock-Based Compensation Expense” and “Expenses Related to Spin-Off of Retek” below. In 2001, the 4.6% license and maintenance cost of revenues percentage decline within our operating segments was attributable to a 1.5% decline at HNC and to the absence of Retek, which we spun off in September 2000. The decrease in HNC’s license and maintenance cost of revenues percentage was attributable primarily to the recognition of incremental license fees associated with customer pricing changes during 2001, including those related to Falcon Fraud Manager, Decision Manager for Medical Bill Review, Fraud Manager for Telecommunications and ProviderCompare/ CompCompare products, the recognition of Profitability Predictor termination fees associated with a customer that sold its credit card portfolio and therefore no longer had a use for our product and to an increase in RoamEx, Decision Manager ASP and recurring Falcon Fraud Manager product revenues which have lower associated costs, partially offset by increased customer support costs associated with recurring Decision Manager for Medical Bill Review product revenues.

      Our license and maintenance cost of revenues percentage in 2000 increased by 9.8% compared to 1999. Of this increase, 4.6% was attributable to increases within our HNC and Retek operating segments and 5.2% was attributable to our recognition in 2000 of increased stock-based compensation charges and non-recurring expenditures relating to our Retek spin-off. For a further discussion regarding stock-based compensation charges and expenditures relating to our Retek spin-off, refer to the sections entitled “Stock-Based Compensation Expense” and “Expenses Related to Spin-Off of Retek” below. In 2000, the 4.6% license and maintenance cost of revenues percentage increase within our operating segments was attributable to a 3.7% decline at HNC, offset by a 28.9% increase at Retek. The decrease in HNC’s license and maintenance cost of revenues percentage was attributable primarily to our recognition of one-time, non-recurring license fees related to Falcon Fraud Manager product sales, which had minimal associated costs, increased license and maintenance revenues resulting from acquisitions with a lower percentage cost increase, including primarily RoamEx and Decision Manager ASP revenues, and increased revenues associated with former Intelligent Response e-commerce products having lower associated costs, partially offset by the sale of fewer MIRA perpetual licenses, with minimal associated costs, in 2000 versus 1999.

      Services and Other Cost of Revenues. Services and other cost of revenues consist primarily of personnel and other expenses associated with providing installation and implementation services and performing development, consulting, and research development contracts, and the costs associated with hosted service operations. Our services and other cost of revenues totaled $42.5 million in 2001, $72.9 million in 2000 and

$41.3 million in 1999. The following table summarizes our services and other cost of revenues, both in dollars and as a percentage of services and other revenues:

	Year Ended December 31,

	2001		2000		1999

	(in thousands)
Services and Other Cost of Revenues:
HNC operating segments	$42,465	73.2%	$44,413	69.2%	$24,291	64.4%
Retek segment	—	—	19,349	78.4%	16,626	71.7%

	42,465	73.2%	63,762	71.8%	40,917	67.1%
Amounts not allocated to segments:
Stock-based compensation expense	—	0.0%	2,548	2.9%	354	0.6%
Expenses related to Retek spin-off	—	—	6,603	7.4%	—	—

HNC Consolidated	$42,465	73.2%	$72,913	82.1%	$41,271	67.7%

      Our services and other cost of revenues percentage in 2001 decreased by 8.9% compared to 2000. This decrease was attributable primarily to a decline in stock-based compensation charges and non-recurring expenditures related to our Retek spin-off, partially offset by a 1.4% increase in our combined HNC and Retek operating segments. For a further discussion regarding stock-based compensation charges and expenditures relating to our Retek spin-off, refer to the sections entitled “Stock-Based Compensation Expense” and “Expenses Related to Spin-Off of Retek” below. In 2001, the 1.4% services and other cost of revenues percentage increase within our operating segments was attributable to a 4.0% increase at HNC, offset by the absence of Retek, which we spun off in September 2000. The increase in HNC’s services and other cost of revenues percentage was attributable primarily to the decline in Decision Manager for Financial Applications software implementation revenues, which have lower associated costs, increased costs associated with certain Falcon Fraud Manager implementation projects and reduced cost efficiencies due to a decline in customer bill review volumes associated with our Outsourced Bill Review Service operations, partially offset by an increase in lower cost Cross-Sell Optimizer revenues.

      Our services and other cost of revenues percentage in 2000 increased by 14.4% compared to 1999. Of this increase, 4.7% was attributable to increases within our combined HNC and Retek operating segments and 9.7% of this increase was attributable to our recognition in 2000 of increased stock-based compensation charges and non-recurring expenditures relating to our Retek spin-off. For a further discussion regarding stock-based compensation charges and expenditures relating to our Retek spin-off, refer to the sections entitled “Stock-Based Compensation Expense” and “Expenses Related to Spin-Off of Retek” below. In 2000, the 4.7% services and other cost of revenues percentage increase within our operating segments was attributable to a 4.8% increase at HNC and a 6.7% increase at Retek. The increase within HNC was attributable primarily to the increased use of third party consultants, who have a higher average cost than internal resources, in connection with Decision Manager for Financial Applications software product implementations and to increased costs associated with Payment Optimizer and ProviderCompare/ CompCompare development work performed during the year, partially offset by improved cost efficiencies associated with the growth in our Outsourced Bill Review Service customer base.

Research and Development Expense

      Research and development expenses consist primarily of salaries and other personnel-related expenses, subcontracted development services, depreciation of development equipment and supplies. Research and development expenses included non-cash stock-based compensation expense of $0.1 million in 2001, $10.6 million in 2000 and $1.1 million in 1999, and also included nonrecurring expenses related to the Retek spin-off of $12.9 million in 2000. For a further discussion regarding stock-based compensation charges and expenditures relating to our Retek spin-off, refer to the sections entitled “Stock-Based Compensation Expense” and “Expenses Related to Spin-Off of Retek” below.

      Research and development expense decreased from $89.1 million in 2000 to $45.7 million in 2001, primarily as a result of our spin-off of Retek in September 2000. Retek’s research and development expense in 2000 contributed to $30.1 million (including $3.9 million in stock-based compensation charges) of our total research and development expense in 2000. Excluding Retek’s research and development expense in 2000, and further excluding our stock-based compensation charges in 2001 and 2000 and expenses related to the Retek spin-off in 2000, our research and development expenses increased by $6.2 million, or 15.8%, from 2000 to 2001. This increase was attributable primarily to an increase in staffing and related costs to support new product development activities, including those resulting from acquisitions in 2000 and 2001, and was partially offset by a reduction in research and development personnel and third-party development costs associated with certain Efficiency segment research and development projects.

      Research and development expense increased from $50.2 million in 1999 to $89.1 million in 2000. Research and development expense included Retek research and development expense totaling $30.1 million (including $3.9 million in stock-based compensation charges) in 2000 and $23.6 million (including $1.0 million in stock-based compensation charges) in 1999. Excluding Retek’s research and development expense in 2000 and 1999, and further excluding our stock-based compensation charges in 2000 and 1999 and expenses related to the Retek spin-off in 2000, our research and development expenses increased by $12.9 million, or 48.8%, from 1999 to 2000. This increase was attributable primarily to an increase in staffing and related costs to support new product development activities.

      Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of software development costs from the time technological feasibility is established until the product is available for general release to customers. Based on our product development process, technological feasibility is not established until completion of a working model. Costs we incur between completion of the working model and the point at which a product is ready for general release have been insignificant. As a result, no significant software development costs were capitalized through December 31, 2001. We anticipate that research and development expenses will increase in dollar amount and could increase as a percentage of total revenues for the foreseeable future.

Sales and Marketing Expense

      Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel, entertainment, trade shows and promotional expenses. Sales and marketing expenses included non-cash stock-based compensation expense of $0.1 million in 2001, $4.2 million in 2000 and $0.4 million in 1999, and also included nonrecurring expenses related to the Retek spin-off of $5.8 million in 2000.

      Sales and marketing expense decreased from $76.4 million in 2000 to $44.6 million in 2001, primarily as a result of our spin-off of Retek in September 2000. Retek’s sales and marketing expense in 2000 contributed to $30.1 million (including $1.8 million in stock-based compensation charges) of our total sales and marketing expense in 2000. Excluding Retek’s sales and marketing expense in 2000, and further excluding our stock-based compensation charges in 2001 and 2000 and expenses related to the Retek spin-off in 2000, our sales and marketing expenses increased by $6.3 million, or 16.6%, from 2000 to 2001. This increase was attributable primarily to increases in staffing related to the expansion of direct sales and marketing staff, including those resulting from our acquisitions in 2000 and 2001. Also contributing to the increase were incremental costs related to the creation and deployment of a new corporate branding campaign along with other expenses to support our acquired businesses, offset by reduced expenditures associated with public relations, advertising and trade shows period over period.

      Sales and marketing expense increased from $46.3 million in 1999 to $76.4 million in 2000. Sales and marketing expense included Retek sales and marketing expense totaling $30.1 million (including $1.8 million in stock-based compensation charges) during 2000 and $20.0 million (including $0.4 million in stock-based compensation charges) during 1999. Excluding Retek’s sales and marketing expense in 2000 and 1999, and further excluding our stock-based compensation charges in 2000 and 1999 and expenses related to the Retek spin-off in 2000, our sales and marketing expenses increased by $12.0 million, or 45.8%, from 1999 to 2000. The absolute dollar increase at HNC was attributable primarily to increases in staffing related to the expansion of our direct sales and marketing staff, including that resulting from acquisitions. Also contributing to the increases were additional expenses for trade shows, advertising, corporate marketing programs and other expenses to support recently acquired businesses.

      We expect sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future. These expenses could also increase as a percentage of total revenues as we continue to develop a direct sales force in international markets and expand our domestic sales and marketing organization and increase the breadth of our product lines.

General and Administrative Expense

      General and administrative expenses consist primarily of personnel costs for finance, contract administration, human resources and general management, as well as insurance and professional services expenses. General and administrative expenses included non-cash stock-based compensation expense of $0.3 million in 2001, $1.7 million in 2000 and $9.8 million in 1999, and also included nonrecurring expenses related to the Retek spin-off of $16.8 million in 2000.

      General and administrative expense decreased from $53.3 million in 2000 to $30.1 million in 2001. General and administrative expenses included Retek general and administrative expenses totaling $8.7 million during 2000 (including $1.1 million in stock-based compensation charges). Excluding Retek’s general and administrative expense in 2000, and further excluding our stock-based compensation charges in 2001 and 2000 and expenses related to the Retek spin-off in 2000, our general and administrative expenses increased by $2.6 million, or 9.7%, from 2000 to 2001. This increase was attributable primarily to additional staffing and related expenses to support a higher volume of business, including that relating to our acquisitions in 2000 and 2001, and also to an increase in charges associated with our provision for doubtful accounts period over period, due to our assessment of the estimated impact of deteriorating economic conditions.

      General and administrative expense increased from $33.8 million in 1999 to $53.3 million in 2000. General and administrative expenses included Retek general and administrative expenses totaling $8.7 million (including $1.1 million in stock-based compensation charges) during 2000 and $6.4 million (including $0.2 million in stock-based compensation charges) during 1999. Excluding Retek’s general and administrative expenses in 2000 and 1999, and further excluding our stock-based compensation charges in 2000 and 1999 and expenses related to the Retek spin-off in 2000, our general and administrative expenses increased by $9.4 million, or 53.2%, from 1999 to 2000. This increase was attributable primarily to additional staffing and related expenses to support a higher volume of business, resulting in part from our acquisitions.

Transaction-related Amortization and Costs

      Transaction-related amortization and costs primarily include acquisition-related amortization of goodwill and intangible assets during 2001, 2000 and 1999. Additional costs include $0.8 million related to the write-off of deferred offering costs during 2000 and $0.6 million related to the write-off of deferred merger costs during 1999. Transaction-related amortization and costs increased from $9.2 million in 1999 to $43.7 million in 2000 and to $56.6 million in 2001. These year-over-year increases are primarily attributable to incremental goodwill and intangible asset amortization charges as a result of our business acquisitions during 1999, 2000 and 2001, partially offset by the absence of Retek amortization beginning in the fourth quarter of 2000 as a result of our spin-off of this entity. In accordance with the amortization provisions of FAS 142 pertaining to acquisitions consummated after June 30, 2001, we did not amortize goodwill arising in connection with our acquisition of the UK-based Marketing Service Provider business of Chordiant Software Inc. in September 2001 or our acquisition of certain assets of the Blaze Advisor business unit of Brokat Technologies in August 2001. Further, as a result of our full adoption of FAS 142 effective January 1, 2002, we will no longer amortize goodwill in future periods. Rather, goodwill along with other intangible assets will be reviewed for impairment in accordance with FAS 142 on an annual basis, or more frequently if certain events were to occur. Goodwill amortization contributed to $37.6 million, $27.7 million and $4.4 million of total amortization during 2001, 2000 and 1999.

In-process Research and Development Expense

2001 Acquisitions

      In process research and developments expense was $0.5 million in 2001, related to a one-time write-off in connection with the acquisition of certain assets of the Blaze Advisor business unit (“Blaze”) from Brokat Technologies in August 2001.

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

      With respect to the projected financial information provided to the appraiser, Blaze/ HNC management prepared a detailed set of projections forecasting revenue for the Blaze business as well as gross profit and operating profit margins. These projections were made based on an assessment of customer needs and the expected pricing and cost structure. In addition, Blaze/ HNC management provided guidance for allocations of revenue and expenses between complete and in-process technology. With respect to the discount rates used in the valuation approach, the incomplete technology represents a mix of near and mid-term prospects for the business and imparts a level of uncertainty to its prospects. A reasonable expectation of return on the incomplete technology would be higher than that of completed technology due to these inherent risks. As a result, the earnings associated with incomplete technology were discounted at a rate of 24% based upon the following methodology: The Capital Asset Pricing Model was used to determine the cost of equity. It combines a risk free rate of return with an equity risk premium multiplied by a factor, referred to as Beta, which is based on the performance of common stock prices of similar publicly traded companies. Employing these data, the discount rate attributable to the business was 19%, which was used for valuing completed technology. Since incomplete technology would require a higher return than completed technology, the valuation report prepared by the appraiser used a rate of 24% to determine the present value of the cash flows (in excess of a return on other assets of the business) attributable to in-process research and development projects.

2000 Acquisitions

      In-process research and development expense was $7.6 million in 2000, related to one-time write-offs in connection with the acquisitions of CASA ($1.4 million), Celerity ($1.1 million), HighTouch ($4.0 million), Systems/ Link ($0.7 million) and CardAlert ($0.4 million) in 2000.

      CASA, acquired in the first quarter of 2000, is an advanced analytic solutions company that provides account optimization and precision marketing solutions. Prior to 2000, CASA primarily sold its Adaptive Dynamic Marketing solutions to businesses to improve revenue and customer retention. At the time of acquisition, CASA had a number of new technologies under development related to account management algorithms and pricing algorithms, which were estimated at the time of acquisition to achieve technological feasibility in 2000.

      Celerity Technologies, acquired in the second quarter of 2000, is involved in developing and marketing electronic data interchange (EDI) solutions for the workers’ compensation industry. The company is a developer and provider of translation software, desktop software, and value-added network services in support of the claims handling process. Prior to our acquisition, Celerity Technologies primarily sold its software and network services to insurance carriers, third party administrators, managed care organizations, employers, and medical providers to facilitate the workers compensation claims handling process. At the time of acquisition, Celerity Technologies had a number of new technologies under development related to Web-enabling and EDI network technologies, which were estimated at the time of acquisition to achieve technological feasibility in 2000.

      HighTouch, acquired in the second quarter of 2000 by Retek, is a provider of customized software and services relating to customer relationship management (CRM). Prior to our acquisition, HighTouch primarily sold customized software and services to a variety of customers in the retail industry. At the time of acquisition, HighTouch had technology under development relating to the creation of a fully integrated standardized off-the-shelf CRM product, which was estimated at the time of acquisition to achieve technological feasibility in 2000.

      Systems/ Link, acquired in the third quarter of 2000, is a software developer that creates data management solutions for large telecommunications companies. The company provides applications for real-time data collection, call detail record exchange, fraud control and prepaid services for carriers. At the time of acquisition, Systems/ Link had a new technology under development related to a real-time roamer record exchange system for enhanced fraud control capabilities, which was estimated at the time of acquisition to achieve technological feasibility in 2001.

      CardAlert, acquired in the third quarter of 2000, provides ATM and debit card risk management services to domestic financial institutions and debit card networks. The company’s accelerated detection technology analyzes daily ATM transactions for fraudulent activity. Prior to its acquisition, CardAlert primarily provided fraud detection services to large domestic debit card networks. At the time of acquisition, CardAlert had a new technology under development related to fraud detection for signature-based credit card activity, which was estimated at the time of acquisition to achieve technological feasibility in the third quarter of 2001.

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

      With respect to the projected financial information provided to our appraiser pertaining to these acquisitions: CASA prepared a detailed set of projections forecasting revenue from the new algorithms as well as gross profit and operating profit margins; Celerity and HNC prepared a detailed set of projections forecasting revenue from the Web-enabling and EDI technology as well as gross profit and operating profit margins; Retek prepared a detailed set of projections forecasting revenue from the HighTouch CRM technology as well as gross profit and operating profit margins; Systems/ Link and HNC prepared a detailed set of projections forecasting revenue from the real-time roamer record exchange technology as well as gross profit and operating profit margins; and CardAlert and HNC prepared a detailed set of projections forecasting revenue from the credit card fraud detection technology as well as gross profit and operating profit margins. These projections were made based on an assessment of customer needs and the expected pricing and cost structure.

      With respect to the discount rates used in the valuation approach, incomplete technology represents a mix of near and mid-term prospects for the acquired businesses and imparts a level of uncertainty as to their prospects. A reasonable expectation of return on the incomplete technology would be higher than that of completed technology due to these inherent risks. As a result, the earnings associated with incomplete technology were discounted based upon the following methodologies: The Capital Asset Pricing Model was used to determine the cost of equity. It combines a risk free rate of return with an equity risk premium multiplied by a factor, referred to as Beta, which is based on the performance of common stock prices of similar publicly traded companies. Employing these data for CASA, Celerity, HighTouch, Systems/ Link and CardAlert, the discount rates attributable to the businesses were 22.0%, 19.3%, 21.2%, 21.0% and 21.0%, respectively, which were used for valuing completed technology. Since incomplete technology would require a higher return than completed technology, the valuation reports prepared by our appraiser utilized discount rates of 27.0%, 24.3%, 26.2%, 31.0% and 31.0% for CASA, Celerity, HighTouch, Systems/ Link and CardAlert, respectively, to determine the present value of the cash flows (in excess of a return on other assets of the business) attributable to in-process research and development projects.

1999 Acquisition

      In-process research and development expense was $1.5 million in 1999, related to a one-time write-off in connection with Retek’s acquisition of WebTrak in the fourth quarter of 1999. At the time of acquisition, certain WebTrak products were under development. The classification of the technology as complete or under development was made in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2 and Financial Accounting Standards Board Interpretation No. 4.

      Retek used an independent appraisal firm to assist in the valuation of the fair market values of the purchased assets of WebTrak. Fair market value is defined as the estimated amount at which an asset might be expected to be exchanged between a willing buyer and willing seller assuming the buyer continues to use the assets in its current operations. Retek provided assumptions by product line of revenue, cost of goods sold and operating expense to the appraiser to assist in the valuation. The in-process research and development projects were valued through the use of a discounted cash flow analysis, taking into account projected future cash flows associated with these projects once they achieve technological feasibility, their stage of completion as of the acquisition date, and the expected return requirements (i.e. discount rates) for determining present values of the projected cash flows. Stages of completion were estimated by considering time, cost, and complexity of tasks completed prior to the acquisition as a percentage of total time, cost and effort required for the total project up to achieving technological feasibility. Earnings associated with WebTrak’s incomplete technology were discounted at a rate of 26.4%

Restructuring and Impairment Charges

      In April 2001, we announced and began to implement a reorganization that involved realigning our internal organization from a vertical market orientation to a horizontal product platform. This reorganization plan resulted in the elimination of various redundant corporate resources that existed in the previous vertical market organization structure. As a result of this reorganization, we incurred charges of $3.0 million during 2001, which included severance benefits for 41 terminated employees, the write-off of certain capitalized costs associated with internal-use software no longer being used, and charges for the closure of certain office locations.

      During 2000, we recorded an impairment charge of $1.2 million related to the abandonment of a lease and associated property and equipment. The impairment charge consisted of the write-off of the remaining net book value of abandoned property and equipment that was deemed to have insignificant remaining value at the time of the disposal, as well as charges associated with future facility lease cash obligations, net of estimated sublease income. During 2001, we recorded an additional charge of $1.2 million associated with this leased facility, resulting from the default of a sublease tenant and resultant estimated future net lease costs expected to be borne by HNC. During 2001, we also committed to the closure of an additional office facility and recorded estimated lease exit charges of $0.5 million, consisting of future facility lease cash obligations, net of estimated sublease income.

      These restructurings and impairments were consummated in a short period of time and did not have any adverse impact on our business while they were ongoing. As a result of these restructurings and impairments through December 31, 2001, we paid out cash severances totaling $0.4 million. The remaining aspects of these charges pertained primarily to the write-off of capitalized software costs associated with software not being used and office closure charges, as noted above. The office closure charges were determined based upon future facility lease cash obligations, net of estimated sublease income as determined through consultation with independent lease brokers, plus estimated lease brokerage fees. With the exception of our contractual future cash lease commitments associated with abandoned facilities, no future cash obligations are expected to arise in connection with these restructurings and impairments.

Interest Income

      Interest income totaled $9.1 million in 2001, $12.9 million in 2000 and $6.3 million in 1999. The decrease in interest income in 2001 as compared to 2000 is attributable primarily to lower average cash and investment balances during 2001 as compared to 2000, and also to lower interest and investment income yields due to market conditions. The increase in interest income in 2000 compared to 1999 was attributable primarily to increased interest earned as a result of higher average cash and investment balances during 2000.

Interest Expense

      Interest expense totaled $3.2 million in 2001, $4.2 million in 2000 and $5.7 million in 1999. The majority of our interest expense during each of these years relates to our convertible subordinated notes that were outstanding during these periods (See Note 10 of Notes to the Consolidated Financial Statements). The decrease in interest expense in 2001 as compared to 2000 is attributable primarily to the reduced principal amount of our 4.75% convertible subordinated notes outstanding during 2001 due to the conversion of $83.6 million of such notes into our common stock during September 2000 and to the conversion of the remaining $16.4 million of such notes during the first quarter of 2001. The decrease was partially offset by increased interest expense in the third and fourth quarters of 2001 associated with our newly issued 5.25% convertible subordinated notes aggregating $150.0 million. The decrease in interest expense in 2000 compared to 1999 is attributable primarily to the reduced principal amount of our 4.75% convertible subordinated notes outstanding during 2000 due to the conversion of $83.6 million of such notes into our common stock during the third quarter of 2000, compared to a principal balance of $100.0 million in 1999.

Expense Related to Debt Conversion

      In connection with the conversion of $83.6 million in 4.75% convertible subordinated notes into our common stock during 2000, we incurred and paid $12.7 million in conversion premiums to the note holders, which we recorded as a debt conversion expense.

Other Expense, Net

      Other expense, net totaled $6.2 million in 2001, $3.4 million in 2000 and $0.2 million in 1999. The increase in other expense, net period over period is attributable primarily to incremental charges associated with our write-down of certain equity investments in 2001 and 2000. During 2000, we recorded a $2.8 million charge related to the write-down of our investment in Network Commerce and during 2001 we further recorded charges totaling $6.0 million related to the write-down of our investments in Azure Capital Partners L.P., KeyLime Software, Qpass Inc., Burning Glass Technologies and Network Commerce. See Notes 6 and 7 of Notes to the Consolidated Financial Statements.

Minority Interest in Losses of Consolidated Subsidiaries

      Minority interest in losses of consolidated subsidiaries totaled $7.6 million in 2000 and $0.7 million in 1999, and represents other stockholders’ share of the losses of our consolidated subsidiaries, including that relating to Retek in 2000 and 1999. Following our spin-off of Retek in September 2001, we have had no minority interest ownership in our consolidated subsidiaries.

Income Taxes

      The provision (benefit) for income taxes totaled $(6.3) million in 2001, $(33.1) million in 2000 and $0.5 million in 1999.

      The differences between the benefit for income taxes recorded and that computed by applying taxes at statutory rates during 2001 and 2000 are attributable to the decrease in our pre-tax loss in these corresponding periods, adjusted to reflect the decrease of certain non-deductible expenses in 2001 as compared to 2000, including in-process research and development and stock-based compensation charges, offset by an increase in non-deductible goodwill amortization in 2001 as well as the decrease in deductible expenses associated with the minority interest in losses of consolidated subsidiaries.

      The differences between the provision (benefit) for income taxes recorded and that computed by applying taxes at statutory rates during 2000 and 1999 are attributable primarily to the effect of non-deductible expenses, offset by the effect of Retek’s loss attributable to minority interest stockholders and the generation of tax credit carryforwards during each of these years. Significant non-deductible expenses in 2000 included the effect of one-time in-process research and development write-offs, stock-based compensation expense, acquisition related amortization, Retek spin-off costs and debt conversion expense. Significant non-deductible expenses in 1999 included the effect of a one-time in-process research and development write-off, stock-based compensation expense, acquisition related amortization and stock redemption charges.

Stock-Based Compensation Expense

      Within our statement of operations, stock-based compensation expense has been classified as follows in 2001, 2000 and 1999:

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
License and maintenance	$51	$2,658	$280
Services and other	—	2,548	354
Research and development	80	10,629	1,121
Sales and marketing	50	4,167	441
General and administrative	295	1,668	9,789

	$476	$21,670	$11,985

      During 2001, we recorded net stock-based compensation expense totaling $0.5 million, consisting of $0.2 million in amortization of unearned stock-based compensation and $0.3 million in one-time intrinsic value charges associated with option award modifications made during the year.

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

      In August 2000, we accelerated the vesting of 25% of the outstanding stock options that would have been unvested as of the September 15, 2000 record date for the spin-off to afford our option holders the opportunity to participate in receipt of the Retek share dividend. As a result of this award modification, we recorded a non-cash stock-based compensation charge of $6.7 million during the third quarter of 2000 in accordance with Financial Accounting Standards Board Interpretation No. 44, or FIN 44. Additionally, as a result of the proportionate option repricing in connection with the Retek spin-off, certain options failed to qualify for fixed accounting treatment under FIN 44. As a result, we recorded a one-time charge to operations of $7.1 million related to the modification and cash repurchase of options in connection with the Retek spin-off.

Expenses Related to Spin-off of Retek

      During 2000, we incurred $48.2 million in non-recurring expenses associated with our spin-off of Retek, excluding stock-based compensation charges totaling $13.8 million that are discussed above. Within our statement of operations, these expenses were classified as follows in 2000:

Year Ended
December 31, 2000

(in thousands)
License and maintenance	$6,086
Services and other	6,603
Research and development	12,880
Sales and marketing	5,770
General and administrative	16,846

$48,185

      These expenses consisted primarily of a $40.4 million charge related to the accrual of cash bonuses payable to employees and directors who held unvested stock options as of the record date for the Retek dividend, along with investment banking, legal, accounting and other non-recurring costs related to the Retek spin-off.

Segment Contribution Margin

      Segment contribution margin in 2001, 2000 and 1999 is reported in Note 13 of the Notes to Consolidated Financial Statements.

     2001 Segment Contribution Margin Compared to 2000 Segment Contribution Margin

      Segment contribution margin in our Efficiency segment increased from $38.1 million in 2000 to $47.4 million in 2001, and as a percentage of revenues increased from 37.0% to 42.6%. The absolute dollar increase was attributable to increased segment revenues and to a decrease in direct segment operating expenses. The segment contribution margin percentage increase was attributable primarily to an increase in higher margin RoamEx and Decision Manager ASP product revenues and to our recognition of incremental license fees associated with Decision Manager for Medical Bill Review product customer pricing changes, offset by a decline in higher margin Decision Manager for Financial Applications product implementation services, reduced cost efficiencies due to a decline in customer bill review volumes associated with our Outsourced Bill Review Service operations and increased customer support costs associated with recurring Decision Manager for Medical Bill Review product license revenues.

      Segment contribution margin for our Risk segment increased from $50.2 million in 2000 to $65.5 million in 2001, and as a percentage of revenues increased from 73.3% to 74.6%. The absolute dollar increase was attributable to increased segment revenues, offset by a proportionate increase in direct segment operating expenses, which yielded a relatively nominal net contribution margin percentage increase. The segment contribution margin percentage increase was attributable primarily to our recognition of incremental license fees associated with Falcon Fraud Manager, Fraud Manager for Telecommunications and CompCompare/ ProviderCompare product customer pricing changes, offset by increased direct segment costs associated with Falcon Fraud Manager implementation projects and increased research and development spending on Risk segment products. We expect that direct segment research and development costs in the Risk segment will increase in absolute dollar amount and could increase as a percentage of Risk segment revenues for the foreseeable future.

      Segment contribution margin for our Opportunity segment increased from $2.6 million in 2000 to $9.7 million in 2001, and as a percentage of revenues increased from 17.8% to 40.8%. The absolute dollar increase was attributable to increased segment revenues, offset by an increase in direct segment operating expenses. The segment contribution margin percentage increase was attributable primarily to our recognition of Profitability Predictor termination fees associated with a customer that sold its credit card portfolio and therefore no longer had a use for our product and an increase in Cross-Sell Optimizer revenues that have lower associated direct segment costs, primarily from the March 2000 acquisition of CASA.

      Segment contribution margin for our Other segment declined from a $1.2 million positive margin in 2000 to a $1.9 million negative margin in 2001, and as a percentage of revenues decreased from 13.9% to negative 52.0%. The absolute dollar decrease was attributable to decreased segment revenues, offset by a decrease in direct segment operating expenses. The segment contribution margin percentage decrease was attributable primarily to a decrease in our former Intelligent Response product revenues, offset by reductions in related direct product costs.

     2000 Segment Contribution Margin Compared to 1999 Segment Contribution Margin

      Segment contribution margin for our Efficiency segment increased from $21.6 million in 1999 to $38.1 million in 2000, and as a percentage of segment revenues increased from 29.9% to 37.0%. The absolute dollar increase was attributable to increased segment revenues, offset by an increase in direct segment operating expenses. The segment contribution margin percentage increase was attributable primarily to increased cost efficiencies related to the growth in our Outsourced Bill Review Service customer base along with higher margins associated with acquired products, including primarily RoamEx and Decision Manager ASP products, offset in part by a decrease in Decision Manager for Financial Applications product implementation margins due to the increased use of third party consultants, who have a higher average cost than internal resources. The contribution margin percentage was also reduced by increased research and development spending on Efficiency segment products.

      Segment contribution margin for our Risk segment increased from $40.7 million in 1999 to $50.2 million in 2000, and as a percentage of segment revenues increased from 73.0% to 73.3%. The absolute dollar increase was attributable to increased segment revenues, offset by an increase in direct segment operating expenses. Although the overall segment contribution margin percentage remained relatively flat period over period, the margin increase was primarily due to the recognition of non-recurring license fees in 2000 related to Falcon Fraud Manager product sales, with minimal associated costs, offset by the sale of fewer MIRA product perpetual licenses and increased development costs associated with Payment Optimizer and ProviderCompare/ CompCompare development work performed during the year. The contribution margin percentage was also reduced by increased research and development spending on Risk segment products.

      Segment contribution margin for our Opportunity segment decreased from $4.2 million in 1999 to $2.6 million in 2000, and as a percentage of segment revenues decreased from 42.5% to 17.8%. The absolute dollar decrease was attributable to increased segment revenues, offset by a larger increase in direct segment operating expenses. The segment contribution margin percentage decrease was attributable primarily to an increase in Cross-Sell Optimizer service revenues resulting from our acquisition of CASA in the first quarter of 2000, which contributed to lower product margins during most of 2000, and to increased Profit Manager product development costs.

      Segment contribution margin for our Other segment decreased from $3.0 million in 1999 to $1.2 million in 2000, and as a percentage of segment revenues decreased from 30.6% to 13.9%. The absolute dollar decrease was attributable to a decline in segment revenues along with an increase in direct segment operating expenses. The segment contribution margin percentage decrease was attributable primarily to a decline in perpetual license revenues associated with various products and to increased research and development expenditures in 2000 related to our former Intelligent Response product lines.

Critical Accounting Policies

      We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Our significant accounting policies are described in Note 1 of Notes to the Consolidated Financial Statements on page F-39 of this report. The significant accounting policies that we believe are the most critical, because they can involve a higher degree of judgment and complexity, include the following:

Revenue Recognition

      Our revenue recognition accounting policy is described in Note 1 of Notes to the Consolidated Financial Statements. The aspects of our revenue recognition accounting policy that involve more significant judgments and estimates include the following:

•	Software revenue is recognized upon meeting all of the following criteria: execution of a written license agreement, contract or purchase order; delivery of software and/or authorization keys; the license fee is fixed and determinable; and collectibility of the proceeds is assessed as being probable. Determination of whether license fees are fixed and determinable and whether collection of the related proceeds is considered probable involves management’s judgment. We assess whether license fees are fixed and determinable based on the payment terms associated with the transaction, including consideration of long-term payment terms and other factors when necessary. In instances where we determine the fee not to be fixed and determinable, we recognize revenue as the fees become due. We assess probability of collection based on a number of factors, including past transaction history and/or the creditworthiness of the customer. If we determine that collection of a fee is not probable, we defer recognition of the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

•	We derive a substantial portion of our revenues from transactional-based fees under software license arrangements, network service and internally hosted software arrangements. Under these arrangements, we recognize revenue based on system usage or when fees based on system usage exceed monthly minimum amounts. To the extent that our customers do not submit monthly or quarterly transaction information to us in advance of our revenue cutoff dates, we estimate the amount of revenue attributable to such customers based upon our historical experience and other relevant factors. Actual fees earned could differ from our estimates.

•	Revenue from software installations and implementations and from contract services is generally recognized as the services are performed using the percentage of completion method based on costs incurred to date compared to total estimated costs at completion. Contract losses are recorded as a charge to operations in the period any losses are first identified. Unbilled accounts receivable are stated at estimated realizable value. To the extent that installation, implementation and contract services are performed under fixed-price arrangements that are accounted for using the percentage of completion method, we make estimates regarding the cost, scope and duration of each engagement, and to make revisions to such estimates in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or if we do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future revenues and margins may be significantly and negatively impacted or losses on existing contracts may need to be recognized.

Allowance for Doubtful Accounts Receivable

      We make estimates regarding the collectibility of our accounts receivables. When we evaluate the adequacy of our allowance for doubtful accounts, we closely analyze specific accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms. Material differences may result in the amount and timing of expenses for any period if we were to make different judgments or utilize different estimates.

Impairment of Equity Investments

      At December 31, 2001, all of our equity investments in privately-held companies were being accounted for under the cost method. We periodically review our investments for instances where fair value is less than cost and the decline in value is determined to be other than temporary. If the decline in value is judged to be other than temporary, the basis of the security is written down to fair value and the resulting loss is charged to operations. In evaluating the fair value of our equity investments our policy includes, but is not limited to, reviewing each of the entities’ cash positions, recent financing valuations, operational performance, revenue and earnings forecasts, liquidity forecasts and financing needs and general economic factors, as well as management and ownership trends. Our evaluation of the fair value of our investment in these entities is inherently subjective and may contribute to significant volatility in our reported results of operations based upon the timing and nature of write-downs recorded.

Business Acquisitions; Valuation of Goodwill and Other Intangible Assets

      Our business acquisitions typically result in the recognition of goodwill and other intangible assets, and in certain cases one-time charges associated with the write-off of in-process research and development, which could affect the amount of current and future period charges and amortization expense. The determination of value of these components of a business combination, as well as associated useful asset lives, requires management to use its judgement to make various estimates and assumptions. Estimates using different, but each reasonable, assumptions could produce significantly different results.

      We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of the impairment of goodwill. If factors suggesting impairment exist, we use the market value method to determine the extent of the impairment. We will adopt the provisions of Statement of Financial Accounting Standards No. 142 in the first quarter of 2002, and as a result we will cease to amortize goodwill. In lieu of amortization, we will be required to perform an initial impairment review based on the estimated fair value of our goodwill and intangible assets in 2002 and on a periodic basis thereafter. We expect to perform the first of the required impairment tests, as of January 1, 2002, in the first quarter of 2002. There are many management assumptions and estimates underlying the determination of an impairment loss, and estimates using different, but each reasonable, assumptions could produce significantly different results. Therefore, the timing and recognition of impairment losses by us in the future, if any, may be highly dependent upon our estimates and assumptions. We have not yet determined whether any impairment loss will result from our initial impairment review in 2002.

Accounting for Income Taxes

      We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves our estimation of actual current tax expense together with the assessment of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $1.3 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily relating to ordering rules surrounding foreign tax credit carryforwards. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities totaled $26.6 million in 2001, compared to net cash used in operating activities of $66.4 million in 2000. Cash provided by operations during 2001 reflects our net loss of $36.5 million, reduced by non-cash aspects of our net loss totaling $63.1 million. Significant non-recurring operational cash outflows during 2000 included $12.7 million in debt conversion expense as well as $40.1 million in cash payments related to bonuses paid and options repurchased in connection with the Retek spin-off.

      Net cash used in investing activities totaled $154.0 million in 2001, compared to net cash used in investing activities of $72.7 million in 2000. Cash used in investing activities during 2001 included $115.1 million in net purchases of marketable securities, $25.5 million paid in connection with our business acquisitions, net of cash acquired, $12.5 million expended for the purchase of property and equipment and $0.9 million in other net cash flows used in financing activities.

      Net cash provided by financing activities totaled $162.9 million in 2001, compared to net cash provided by financing activities of $73.1 million in 2000. Cash provided by financing activities during 2001 included $144.6 million in net proceeds from the issuance of $150.0 million in 5.25% Convertible Subordinated Notes, $24.6 million in proceeds resulting from stock option exercises and employee stock purchases under HNC plans, inclusive of the repayment of stockholder notes, and $0.5 million in proceeds from the sale of trade accounts receivable, partially offset by the payment of $6.9 million in investment banking fees during the first quarter of 2001 related to the Retek spin-off.

      As of December 31, 2001, we had $313.7 million in cash and cash equivalents and marketable securities. We believe that these balances, including interest to be earned thereon, and borrowings available under our credit facility described below will be sufficient to fund our working and other capital requirements, including potential investments in other companies and other assets to support the strategic growth of our business, over the next twelve months. In the ordinary course of business, we evaluate opportunities to acquire businesses, products and technologies and we expect to use our cash to fund these types of activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all, particularly in light of the recent decline in the capital markets. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

      In August and September 2001, we issued $150.0 million of 5.25% convertible subordinated notes that mature on September 1, 2008. Interest on the notes is payable on March 1 and September 1 of each year, beginning March 1, 2002. The notes are convertible into shares of our common stock at any time prior to maturity at a conversion price of $28.80 per share (subject to certain adjustments), and are subordinated in right of payment to all existing and future senior indebtedness, as defined in the indenture. We may redeem the notes on or after September 5, 2004, or earlier if the price of our common stock reaches certain levels. If we redeem the notes prior to September 1, 2007, we will also be required to pay a redemption premium as prescribed by the indenture. Net cash proceeds from the issuance of the notes totaled $144.6 million after deduction of related issuance costs.

      We have a $15.0 million revolving line of credit with a bank through July 11, 2003. During 2001 and 2000, we had no amounts outstanding under this line of credit. Our agreement with the bank contains covenants that restrict our ability to pay cash dividends and make loans, advances or investments without the bank’s consent. As of December 31, 2001, we were in compliance with all covenants under this agreement. Borrowings under this line of credit bear interest at the rate of LIBOR plus 0.5%, payable monthly. The applicable interest rate would have been 2.38% at December 31, 2001. Beginning in 2002, we have adopted an executive home equity loan program under this line of credit. Under the program, and at our discretion, the bank will make loans directly to our employees and we will guarantee the loans. Our maximum allowable borrowings under this line of credit will be reduced by the outstanding balance of qualified employee home equity loans that we guarantee. The maximum amount of employee home equity loans that we may guarantee at one time is $4.0 million. Through December 31, 2001, there were no employee loan guarantees in place.

      From time to time, we enter into agreements to sell an undivided interest in specifically identified trade accounts receivable to a financial institution for a fee, based principally upon defined short-term market rates. For further information, see Note 1 of Notes to the Consolidated Financial Statements.

      We are a limited partner in Azure Capital Partners L.P., a venture capital investment management fund, and have invested an aggregate of $2.5 million into this fund through December 31, 2001. We have committed to invest an additional $2.5 million into this fund, which we expect to make in 2002.

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 applied immediately to goodwill and intangible assets acquired after June 30, 2001. We will adopt all other provisions of FAS 142 in the first quarter of 2002. We have not yet determined the impact that our full adoption of FAS 142 in the first quarter of 2002 will have on our consolidated financial position, results of operations or disclosures.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. FAS 142 also revises the accounting for discontinued operations. We will adopt the provisions of FAS 144 in the first quarter of 2002. We do not expect the adoption of FAS 144 to have a significant impact on our consolidated financial position, results of operations or disclosures.

RISK FACTORS

      Our business faces significant risks. The factors discussed below are cautionary statements that identify important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this report and in forward-looking statements we may make after the date of this report. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations.

      If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer, and the trading price of our common stock could decline.

Risks Related to Our Business

Fluctuations in our revenues and operating results might lead to substantial declines in the price of the notes and our common stock.

      Our revenues and operating results have varied significantly in the past and in some quarters we have experienced net losses. We expect fluctuations in our operating results to continue for the foreseeable future. As a result, we believe that you should not rely on period-to-period comparisons of our financial results as an indication of our future performance. If our revenues or operating results fall below the expectations of market analysts and investors, the market price of the notes and our common stock could decline substantially. Factors that are likely to cause our revenues and operating results to fluctuate include those discussed in the risk factors below.

      Due to current slowdowns in the economy generally, we believe that many existing and potential customers are reassessing or reducing their planned technology investments and deferring purchasing decisions. As a result, there is increased uncertainty with respect to our expected revenues. Further delays or reductions in business spending for information technology could have a material adverse effect on our revenues and operating results. In addition, to the extent that our customers change from paying license fees on a recurring transactional basis to paying us one-time license fees, our recurring revenues and gross margins for future quarters will decrease, which will reduce our ability to predict total revenues in future periods. Further, we expect a slight decline in our total revenues due to our recent discontinuance of eight of our products.

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

      During 2000, we completed the acquisition of seven businesses, one of which was acquired by our former subsidiary Retek, which we spun off in September 2000. In 2001 we acquired four additional businesses and product lines and to date in 2002 we have acquired one product line. We believe that our future growth will depend, in part, upon our ability to successfully complete future acquisitions of businesses and technologies. Integrating newly acquired organizations and technologies into our business could put a strain on our resources and be expensive and time consuming. In addition, we may not succeed in integrating acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. Further, our acquisition strategy and future acquisitions could result in any of the following risks:

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

      Our revenues and margins depend in part upon the timing of implementation of our products and services. In most sales, we are involved in the installation of our products at the customer site. We recognize implementation revenue based on progress achieved toward completion and we recognize implementation costs as implementation services are performed. In addition, we do not begin to recognize maintenance revenue until implementation is complete. However, the timing of the commencement and completion of the installation process is subject to factors that may be beyond our control, as this process requires access to the customer’s facilities and coordination with the customer’s personnel after delivery of the software. In addition, customers could delay product implementations. If a product implementation is not completed or delayed, we might not be able to begin to recognize implementation revenue or maintenance revenue when expected or at all. Further, implementation typically involves working with sophisticated software, computing and communications systems. If we have difficulties with implementation or do not meet project milestones in a timely manner and within contracted fee budgets, we could be obligated to devote more customer support, engineering and other resources to a particular project. If customers have difficulty deploying our products or require significant amounts of support, our costs could increase, causing increased variability in our operating results.

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

      Our ability to offer our products and services successfully in a rapidly evolving market requires an effective planning and management process. In recent years, we have experienced changes in our operations that have placed significant demands on our administrative, operational and financial resources. These demands, which are expected to continue to challenge our management and operations, include the following:

•	growth and diversification of our customer base into new industries, most recently telecommunications;

•	development and marketing of our Critical Action Technology Platform;

•	expansion of our product lines into new technology mediums such as the delivery of services over the Internet through an ASP channel;

•	increase in the number of our employees; and

•	geographic dispersion of our operations and personnel, most recently the addition of offices in San Jose, California and Brentford, England.

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

We derive a substantial portion of our revenues from our Falcon Fraud Manager, Decision Manager for Medical Bill Review and Outsourced Bill Review products and services, and our revenue will decline if the market does not continue to accept these products and services.

      Our Falcon Fraud Manager, Decision Manager for Medical Bill Review and Outsourced Bill Review products and services in the aggregate accounted for 46.8% of our total revenues in 2001 compared to 40.3% of our total revenues in 2000. Falcon Fraud Manager accounted for 24.9% of total revenues in 2001 compared to 16.8% in 2000 and our combined Decision Manager for Medical Bill Review products and Outsourced Bill Review services accounted for 21.9% of total revenues in 2001 compared to 23.5% in 2000. We expect these products and services will continue to account for a substantial portion of our total revenues for the foreseeable future. Our revenue will decline if the market does not continue to accept these products and services. Factors that might affect the market acceptance of Decision Manager for Medical Bill Review products and Outsourced Bill Review services include the following:

•	simplification of state workers’ compensation fee schedules;

•	changes in the overall payment system or regulatory structure for workers’ compensation claims;

•	technological change;

•	our inability to obtain or use state fee schedule or claims data;

•	saturation of market demand;

•	loss of key customers; and

•	industry consolidation.

      Demand for, or use of, Falcon Fraud Manager, could decline as a result of factors that reduce the effectiveness of fraud detection capabilities. For example, patterns of credit card fraud might change in a manner that the Falcon Fraud Manager product line would not detect. In addition, other methods of credit card fraud prevention such as smart cards may reduce customers’ need for the Falcon Fraud Manager product line. To the extent that credit and other payment cards cease to be prevailing payment methods, demand for Falcon Fraud Manager could decrease. Because many Falcon Fraud Manager customers are banks and related financial institutions, sales of our Falcon Fraud Manager products are subject to changes in the financial services industry such as fluctuations in interest rates and the general economic health of financial services companies, which affect their capital expenditure budgets. In addition, the financial services industry tends to be cyclical, which may result in variations in demand for our Falcon Fraud Manager products. There is a continuing trend toward consolidation in the financial services industry, which has reduced our customer base and may lead to lost or delayed sales and reduced demand for our Falcon Fraud Manager products. Industry consolidation also could affect our base of recurring revenues derived from contracts in which we are paid on a per-transaction basis, when consolidated customers combine their operations under one contract with us which, in some cases, could result in lower payments to us than those previously paid by our customers separately.

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

      The development, installation and support of our credit card fraud control and profitability management, loan underwriting and insurance products require periodic updates of our statistical models. To develop these updates, we must develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update our models. In most cases, these data must be periodically updated and refreshed to enable our predictive products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, most of which are collected privately and maintained in proprietary databases. Generally, our customers agree to provide us the data we require to analyze transactions, report results and build new predictive models. If we fail to maintain good relationships with these customers, we could lose access to required data and our products might become less effective. In addition, our Decision Manager for Medical Bill Review products use data from state workers’ compensation fee schedules adopted by state regulatory agencies. Third parties have previously asserted copyright interests in this data. These assertions, if successful, could prevent us from using the data. We might not be able to continue to obtain adequate amounts of statistically relevant data on time, in the required formats or on reasonable terms and conditions, whether from customers or commercial suppliers.

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

      Our competitors vary in size and in the scope of the products and services they offer. We encounter competition from a number of sources, including:

•	other application software companies, including enterprise software vendors;

•	management information system departments of customers and potential customers, including financial institutions, insurance companies and telecommunications carriers;

•	third-party professional services and consulting organizations;

•	Internet companies;

•	hardware suppliers that bundle or develop complementary software;

•	network and telecommunications switch manufacturers, and service providers that seek to enhance their value-added services;

•	neural network tool suppliers; and

•	managed care organizations.

      We expect to experience additional competition from other established and emerging companies, as well as from other technologies. For example, our Falcon Fraud Manager and Falcon Fraud Manager for Merchants products compete against other methods of preventing credit card fraud, such as credit card activation programs, credit cards that contain the cardholder’s photograph, smart cards and other card authorization techniques.

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

      Our future success depends to a significant degree upon the continued service of members of our senior management and other key research, development, sales and marketing personnel. We generally do not have employment agreements with our employees, and the few employment agreements we do have with a small number of our employees may not result in the retention of these employees. As a result, we have lost and in the future could lose one or more members of the management team on little or no advance notice. We could also lose the services of a key employee of a business we acquire before we have had adequate time to familiarize ourselves with the operating details of that business and obtain a suitably experienced replacement. Our future performance will also depend, in part, upon the ability of our officers to work together effectively. Our management personnel may not be successful in carrying out their duties or running our company. Any dissent among members of management could impair our ability to make strategic decisions quickly in a rapidly changing market.

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

      We intend to continue to expand our operations outside the United States and to enter additional international markets, which will require significant management attention and financial resources. For more mature products, like Falcon Fraud Manager, we may need to increase our international sales in order to continue to expand our customer base. We have committed and continue to commit significant time and development resources to customizing and adapting our products for selected international markets, and to developing international sales and support channels. These international marketing efforts require us to incur increased sales, marketing, development and support expenses. If our efforts do not generate additional international sales on a timely basis, our margins and earnings would be harmed.

      To the extent that our revenues from international operations represent an increasing portion of our total revenues, we will be subject to increased exposure to international risks. As a result, our future results could be affected by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	changes in the political or economic conditions of a country or region, particularly in emerging markets;

•	trade protection measures, such as tariffs, EU software directives and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	potentially reduced protection for intellectual property rights;

•	difficulty in managing widespread sales operations; and

•	slower payment cycles from international customers.

If our products do not comply with government regulations that apply to us or to our customers, we could be exposed to liability or our products could become obsolete.

      Many of our customers must comply with a number of government regulations and other industry standards, and as a result, many of our key products must also be compliant. For example, our financial services products are affected by the Fair Credit Reporting Act, by Regulation B under the Equal Credit Opportunity Act, by regulations governing the extension of credit to consumers and by Regulation E under the Electronic Fund Transfers Act, as well as non-governmental VISA and MasterCard electronic payment standards. Fannie Mae and Freddie Mac regulations, among others, for conforming loans, affect our mortgage services products. Insurance-related regulations may in the future apply to our insurance products. If our products fail to comply with existing or future regulations and standards, our customers or we could be subject to legal action by regulatory authorities or by third parties, including actions seeking civil or criminal penalties, injunctions against our use of data or preventing use of our products or civil damages. In addition, we may also be liable to our customers for failure of our products to comply with regulatory requirements. If state-mandated workers’ compensation laws or regulations or state workers’ compensation fee schedules are simplified, these changes would diminish the need for, and the benefit provided by, Decision Manager for Medical Bill Review products and Outsourced Bill Review services. In many states, including California, there have been periodic legislative efforts to reform workers’ compensation laws in order to reduce the cost of workers’ compensation insurance and to curb abuses of the workers’ compensation system. Changes in workers compensation laws or regulations could adversely affect our insurance products by making them obsolete, or by requiring extensive changes in these products to reflect new workers’ compensation rules. To the extent that we sell new products targeted to markets that include regulated industries and businesses, our products will need to comply with these additional regulations.

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

      In the past, we have received communications from third parties asserting that our trademarks infringe upon their trademarks, or that data we use is copyrighted by them, none of which has resulted in litigation or material losses. We have also been involved in patent litigation. Given our ongoing efforts to develop and market new technologies and products, we may from time to time be served with other claims from third parties asserting that our products or technologies infringe their intellectual property rights. Any litigation to determine the validity of these claims, including claims arising through our contractual indemnification of our customers and other business partners against infringement, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. We cannot be certain we would prevail in this litigation given the complex technical issues and uncertainties inherent in intellectual property litigation. If this litigation resulted in an adverse ruling, we could be required to:

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

Risks Related to Our Common Stock

     Our common stock price fluctuates and has been volatile.

      The market price of our common stock has been, and will likely continue to be, subject to wide fluctuations. Many factors could cause the price of our securities to rise and fall, including:

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

      In addition, stocks of technology companies have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. Public announcements by companies in our industry about, among other things, their performance, accounting practices or legal problems could cause the market price of our common stock and our convertible notes to decline regardless of our actual operating performance.

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

      Under our certificate of incorporation, our board of directors is authorized to issue up to 4,000,000 shares of preferred stock without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We implemented a stockholder rights plan in the first quarter of 2002 and created 1,000,000 shares of Series A Junior Participating Preferred Stock for issuance upon exercise of the rights. In addition, Section 203 of the Delaware General Corporation Law restricts business combinations with any “interested stockholder” as defined by the statute. The statute could make it more difficult for a third party to acquire us, even if an acquisition would benefit our stockholders.

Risks Related to our Convertible Notes

If we incur additional indebtedness that is senior to the notes, we might not have sufficient assets to pay our obligations under the notes.

      The indenture under which we issued the notes does not restrict us or our subsidiaries from incurring additional debt, including senior indebtedness. It also does not restrict our ability to pay dividends or issue or repurchase our securities. If our subsidiaries or we were to incur additional debt or liabilities, we might not be able to pay our obligations under the notes.

If we were required to pay off all senior indebtedness before we pay the notes, we might not have sufficient assets to pay our obligations under the notes.

      The notes are general unsecured obligations of HNC and are subordinated in right of payment to all of our existing and future senior indebtedness. In the event of our bankruptcy, liquidation or reorganization or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available to pay obligations on the notes only after all senior indebtedness has been paid. The notes are also effectively subordinated to the liabilities, including trade payables, of our subsidiaries. As of December 31, 2001, we had no outstanding senior indebtedness for purposes of the indenture, while our subsidiaries had approximately $11.3 million of outstanding indebtedness or other liabilities to which the notes would have been effectively subordinated. As a result, there may not be sufficient assets remaining to pay amounts due on any or all of the outstanding notes. In addition, we will not make any payments on the notes in the event of payment defaults on our senior indebtedness or other specified defaults on our designated senior indebtedness.

Our ability to pay our obligations under the notes depends in part upon the ability to receive funds from our subsidiaries.

      We conduct a significant portion of our operations through subsidiaries. Our cash flow and therefore our ability to service our debt, including the notes, depends in part upon the earnings of our subsidiaries and the distribution of those earnings to us, or upon loans or other payments of funds to us by our subsidiaries. These subsidiaries are separate and distinct legal entities, and have no obligation to pay any amounts due under the notes or to make any funds available to meet our obligations under the notes, whether by dividends, distributions, loans or other payments. In addition, any of our subsidiaries may not be able to pay dividends or distributions to us or make loans and advances to us due to legal or contractual restrictions, the earnings of the subsidiary and various other business considerations. Any right we have to receive assets of our subsidiaries upon their liquidation or reorganization, and the right of the note holders to participate in these assets, is effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors. If we were recognized as a creditor of one of our subsidiaries, our claims would be subordinate to any security interests in the subsidiary’s assets and any indebtedness of the subsidiary that is senior to ours. As a result, if we do not receive funds from our subsidiaries, we might not have sufficient funds to pay our obligations under the notes.

If we are not able to meet the requirements to purchase notes upon a change in control, note holders might not be repaid.

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

If a market for the notes is not maintained, the trading price of the notes could decline significantly.

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

      In our opinion, the accompanying consolidated balance sheet of HNC Software Inc. and the related consolidated statements of operations, of cash flows and of changes in stockholders’ equity and comprehensive income (loss) present fairly, in all material respects, the financial position of HNC Software Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Diego, California

January 23, 2002, except as
to Note 16, to which the date is
March 21, 2002

HNC SOFTWARE INC.

CONSOLIDATED BALANCE SHEET

	December 31,

	2001	2000

	(in thousands, except per
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$104,679	$69,271
Marketable securities available for sale	113,231	44,779
Trade accounts receivable, net	38,969	43,856
Deferred income taxes	22,279	15,045
Other current assets	10,656	8,652

Total current assets	289,814	181,603
Marketable securities available for sale	95,815	48,453
Equity investments	9,219	14,719
Property and equipment, net	23,785	20,826
Goodwill, net	75,720	96,810
Intangible assets, net	42,942	47,522
Deferred income taxes	34,761	33,844
Other assets	5,970	3,964

	$578,026	$447,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$29,716	$38,675
Deferred revenue	8,807	9,876

Total current liabilities	38,523	48,551
Non-current liabilities	1,684	259
Convertible Subordinated Notes	150,000	16,357

Total liabilities	190,207	65,167

Commitments and contingencies (Notes 9 and 15)
Stockholders’ equity:
Preferred stock, $0.001 par value — 4,000 shares authorized: no shares issued or outstanding	—	—
Common stock, $0.001 par value — 120,000 shares authorized: 35,432 and 32,286 shares issued and outstanding, respectively	35	32
Common stock in treasury, at cost — 49 and 49 shares, respectively	(3,251)	(3,251)
Paid-in capital	531,667	499,705
Accumulated deficit	(140,661)	(104,209)
Notes receivable from stockholders	—	(9,049)
Unearned stock-based compensation	(238)	(577)
Accumulated other comprehensive income (loss)	267	(77)

Total stockholders’ equity	387,819	382,574

	$578,026	$447,741

See accompanying notes to consolidated financial statements.

HNC SOFTWARE INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

	(in thousands, except per share amounts)
Revenues:
License and maintenance	$168,626	$166,063	$155,948
Services and other	58,044	88,821	60,941

Total revenues	226,670	254,884	216,889

Operating expenses:
License and maintenance(1)	44,727	60,469	41,552
Services and other(2)	42,465	72,913	41,271
Research and development(3)	45,667	89,062	50,176
Sales and marketing(4)	44,553	76,353	46,259
General and administrative(5)	30,096	53,321	33,777
Transaction-related amortization and costs	56,556	43,734	9,158
In-process research and development	487	7,601	1,480
Restructuring and impairment charges	4,642	1,172	—

Total operating expenses	269,193	404,625	223,673

Operating loss	(42,523)	(149,741)	(6,784)
Interest income	9,137	12,924	6,299
Interest expense	(3,167)	(4,231)	(5,747)
Expense related to debt conversion	—	(12,676)	—
Other expense, net	(6,171)	(3,378)	(226)
Minority interest in losses of consolidated subsidiaries	—	7,582	722

Loss before income tax provision (benefit)	(42,724)	(149,520)	(5,736)
Income tax provision (benefit)	(6,272)	(33,102)	536

Net loss	$(36,452)	$(116,418)	$(6,272)

Earnings per share:
Basic net loss per share	$(1.06)	$(4.08)	$(0.25)

Diluted net loss per share	$(1.06)	$(4.08)	$(0.25)

Shares used in computing basic net loss per share	34,509	28,529	24,969

Shares used in computing diluted net loss per share	34,509	28,529	24,969

(1)	Includes non-cash stock-based compensation expense of $51, $2,658, and $280 in 2001, 2000, and 1999 respectively. Also includes expenses related to the Retek spin-off of $6,086 in 2000.

(2)	Includes non-cash stock-based compensation expense of $2,548 and $354 in 2000 and 1999 respectively. Also includes expenses related to the Retek spin-off of $6,603 in 2000.

(3)	Includes non-cash stock-based compensation expense of $80, $10,629, and $1,121 in 2001, 2000, and 1999 respectively. Also includes expenses related to the Retek spin-off of $12,880 in 2000.

(4)	Includes non-cash stock-based compensation expense of $50, $4,167, and $441 in 2001, 2000, and 1999 respectively. Also includes expenses related to the Retek spin-off of $5,770 in 2000.

(5)	Includes non-cash stock-based compensation expense of $295, $1,668, and $9,789 in 2001, 2000, and 1999 respectively. Also includes expenses related to the Retek spin-off of $16,846 in 2000.

See accompanying notes to consolidated financial statements.

HNC SOFTWARE INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Cash Flows from Operating Activities:
Net loss	$(36,452)	$(116,418)	$(6,272)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	5,768	6,205	5,112
Depreciation and amortization	67,749	53,045	17,583
Acquired in-process research and development	487	7,601	1,480
Loss on asset impairments and dispositions	2,097	1,172	222
Other-than-temporary loss on investments	5,988	2,750	—
Non-cash stock-based compensation expense	476	15,896	11,985
Deferred income tax (benefit) provision	(8,875)	(35,384)	(4,625)
Minority interest in (losses) income of consolidated subsidiaries	—	(7,582)	(722)
Changes in assets and liabilities:
Trade accounts receivable	2,972	(40,158)	(35,606)
Deferred income taxes	801	(291)	4,645
Other assets	356	(8,753)	(4,635)
Accounts payable and accrued liabilities	(10,029)	15,954	9,750
Deferred revenue	(4,736)	39,562	5,670

Net cash provided by (used in) operating activities	26,602	(66,401)	4,587

Cash Flows from Investing Activities:
Net sales (purchases) of marketable securities	(115,135)	(18,332)	7,856
Equity investments	(250)	(4,750)	(17,225)
Repayment (issuance) of employee loans	1,500	(1,500)	(200)
Acquisitions of property and equipment	(12,529)	(25,366)	(16,093)
Restricted cash — retained portion of Blaze purchase price	(2,000)	—	—
Cash paid in business acquisitions, net of cash acquired	(25,542)	(22,773)	(5,098)

Net cash used in investing activities	(153,956)	(72,721)	(30,760)

Cash Flows from Financing Activities:
Net proceeds from issuances of HNC common stock	15,363	88,298	50,107
Net proceeds from issuances of Retek common stock	—	5,635	84,897
Repurchase of HNC common stock for treasury	—	(18,616)	(50,383)
Spin-off of Retek subsidiary	—	(30,463)	—
Payment of Retek spin-off costs	(6,863)	—	—
Proceeds from sales of receivables	500	32,585	23,711
Proceeds from repayments of stockholder notes	9,281	3,047	—
Net proceeds from issuance of Convertible Subordinated Notes	144,628	—	—
Repayment of debt and capital lease obligations		(7,367)	(78)

Net cash provided by financing activities	162,909	73,119	108,254

Effect of exchange rate changes on cash	(147)	(1,066)	(8)

Net increase (decrease) in cash and cash equivalents	35,408	(67,069)	82,073
Cash and cash equivalents at beginning of the period	69,271	136,340	54,267

Cash and cash equivalents at end of the period	$104,679	$69,271	$136,340

See accompanying notes to consolidated financial statements.

HNC SOFTWARE INC.

CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

									Other
	Common Stock		Treasury Stock			Earnings	Stockholder	Unearned	Comprehensive	Total	Comprehensive
					Paid-in	(Accumulated	Notes	Stock-based	Income	Stockholders’	Income
	Shares	Amount	Shares	Amount	Capital	Deficit)	Receivable	Compensation	(Loss)	Equity	(Loss)

	(in thousands)
Balance at December 31, 1998	25,894	$26	—	$—	$137,182	18,481	$—	$(2,508)	$(160)	$153,021

Purchase of HNC stock for treasury	(2,266)	(2)	2,266	(50,381)						(50,383)
Common stock options exercised	1,916	2	(1,384)	30,768	16,418					47,188
Common stock issued under Employee Stock Purchase Plan	115				2,808					2,808
Tax benefit from stock option transactions					16,993					16,993
Unearned stock-based compensation expense					21,462			(19,911)		1,551
Non-cash stock-based compensation expense					10,077			1,908		11,985
Effect of Retek’s initial public offering					69,539					69,539
Common stock issued for PCS earn-out	45				1,476					1,476
Unrealized gain on marketable securities, net of tax									2,084	2,084	2,084
Foreign currency translation adjustment, net of tax									(417)	(417)	(417)
Net loss						(6,272)				(6,272)	(6,272)

Balance at December 31, 1999	25,704	$26	882	$(19,613)	$275,955	$12,209	$—	$(20,511)	$1,507	$249,573	$(4,605)

Common stock options exercised	3,324	3	(1,026)	32,637	64,340		(11,857)			85,123
Purchase of HNC common stock for treasury	(250)	—	250	(18,616)						(18,616)
Release of FTI escrow shares into treasury	(49)		49	(1,808)						(1,808)
Common stock issued under Employee Stock Purchase Plan	106		(106)	4,149	(974)					3,175
Effect of common stock issued under Retek Employee Stock Purchase Plan					3,635					3,635
Tax benefit from stock option transactions					36,392					36,392
Stock-based compensation expense					9,217			6,679		15,896
Retek initial public offering costs					(243)					(243)
Spin-off of Retek subsidiary					(121,571)			13,255	1,594	(106,722)
Common stock issued in business
Acquisitions	1,529	1			133,200					133,201
Effect of Retek common stock issued in business acquisition					5,432					5,432
Effect of Retek common stock issued in business alliance					8,010					8,010
Common stock issued upon conversion of Subordinated Notes	1,872	2			82,319					82,321
Common stock issued for PCS earn-out	50				3,993					3,993
Interest accrued on stockholder notes							(239)			(239)
Repayment of stockholder notes							3,047			3,047
Unrealized loss on marketable securities, net of tax									(2,112)	(2,112)	(2,112)
Foreign currency translation adjustment, net of tax									(1,066)	(1,066)	(1,066)
Net loss						(116,418)				(116,418)	(116,418)

Balance at December 31, 2000	32,286	$32	49	$(3,251)	$499,705	$(104,209)	$(9,049)	$(577)	$(77)	$382,574	$(119,596)

Common stock options exercised	1,047	1			11,601					11,602
Common stock issued under Employee Stock Purchase Plan	460	—			3,761					3,761
Tax benefit from stock option transactions					7,008					7,008
Establishment of deferred tax asset valuation allowance					(1,360)					(1,360)
Deferred tax assets – Retek spin-off adjustment					(5,346)					(5,346)
Stock-based compensation expense					137			339		476
Common stock issued upon conversion of Subordinated Notes	1,639	2			16,160					16,162
Interest accrued on stockholder notes							(232)			(232)
Repayment of stockholder notes							9,281			9,281
Unrealized gain on marketable securities, net of tax									491	491	491
Foreign currency translation adjustment, net of tax									(147)	(147)	(147)
Net loss						(36,451)				(36,451)	(36,451)

Balance at December 31, 2001	35,432	$35	49	$(3,251)	$531,666	$(140,660)	$—	$(238)	$267	$387,819	$(36,107)

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

Note 1 — HNC Software Inc. and our Significant Accounting Policies

     HNC Software Inc.

      HNC is a provider of high-end analytics, decision management software and tools that enable global companies to manage customer interactions by converting data and business experiences into real-time recommendations. In this report, HNC Software Inc. is referred to as “we,” “our,” and “HNC.” Our former subsidiary Retek Inc., which we spun-off to our stockholders in September 2000, is referred to as “Retek.”

     Principles of Consolidation and Basis of Presentation

      Our consolidated financial statements include our assets, liabilities, and results of operations, as well as those of our wholly-owned subsidiaries and Retek, which was a majority-owned subsidiary prior to its spin-off in September 2000. The ownership of other interest holders in Retek was reflected as minority interest. All significant inter-company balances and transactions have been eliminated.

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

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Installation or setup fees associated with network service and internally hosted software agreements are recognized ratably over the longer of the customer contract period or estimated life of the customer relationship.

      Amounts received under contracts in advance of performance are recorded as deferred revenue and are generally recognized within one year from receipt.

     Statement of Operations Data

      Within our statement of operations, components of operating expenditures in 2001, 2000 and 1999 include stock-based compensation expense and non-recurring expenses related to our spin-off of Retek that have been classified as follows:

	Year Ended December 31,

	2001	2000	1999

Stock-Based Compensation Expense:
License and maintenance	$51	$2,658	$280
Services and other	—	2,548	354
Research and development	80	10,629	1,121
Sales and marketing	50	4,167	441
General and administrative	295	1,668	9,789

	$476	$21,670	$11,985

Expense Related to Spin-Off of Retek:
License and maintenance		$6,086
Services and other		6,603
Research and development		12,880
Sales and marketing		5,770
General and administrative		16,846

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

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Equity Investments

      Our investments in equity securities of companies over which we do not have significant influence are accounted for under the cost method. We use the equity method to account for our investments in entities over which we have a voting interest of 20% to 50%, or over which we otherwise have the ability to exercise significant influence. Under the equity method, the investment is originally recorded at cost and adjusted to recognize our share of net earnings or losses of the investee, limited to the extent of our investment in, advances to, and financial guarantees for the investee. At December 31, 2001, all of our equity investments in other entities were accounted for under the cost method. Management periodically reviews cost-basis investments for instances where fair value is less than cost and the decline in value is determined to be other than temporary. If the decline in value is judged to be other than temporary, the cost basis of the security is written down to fair value and the resulting loss is charged to operations.

     Sale of Receivables

      From time to time, we enter into agreements to sell an undivided interest in specifically identified trade accounts receivable. We sell these trade accounts receivable to a financial institution for a fee, based principally upon defined short-term market rates. Once sold, these receivables are not included in our trade accounts receivable balance on our consolidated balance sheet. During 2001, 2000 and 1999, we sold $500, $32,585 and $23,711 of receivables, respectively. Fees that we paid related to receivables sold totaled $10, $430 and $364 during 2001, 2000 and 1999, respectively, and are included in interest expense in our consolidated statement of operations. Effective April 1, 2001, we adopted Statement of Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), issued in September 2000 by the Financial Accounting Standards Board. FAS 140 revises the standards for accounting and disclosures for securitizations and other transfers of financial assets and collateral. The adoption of this new standard did not have a significant impact on our consolidated financial position, results of operations or disclosures.

     Property and Equipment

      Property and equipment are recorded at cost less accumulated depreciation and amortization. Major renewals and improvements are capitalized, while repair and maintenance costs are expensed as incurred. Depreciation and amortization charges are calculated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Depreciation and amortization expense related to property and equipment totaled $10,760, $11,753 and $8,215 during 2001, 2000 and 1999, respectively. The cost and accumulated depreciation for property and equipment sold, retired or otherwise disposed of are removed from the accounts and resulting gains or losses are recorded in operations.

     Intangible Assets and Goodwill

      Intangible assets include goodwill, acquired software development costs, customer base, customer contracts, assembled work force, covenants not to compete, and trademarks. These assets resulted from our acquisitions accounted for under the purchase method of accounting (see Note 4). Amortization expense

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to intangible assets totaled $56,444, $42,372 and $8,560 during 2001, 2000 and 1999, respectively. We amortize these assets using the straight-line method over their estimated useful lives as follows:

Estimated
Useful Life

Goodwill	3 to 5 years
Acquired software development costs	3 to 5 years
Customer base	3 to 5 years
Customer contracts	2 to 3 years
Assembled work force	3 to 5 years
Covenants not to compete	2 to 3 years
Trademarks	5 years

      We continually review the events and circumstances related to our financial performance and economic environment for factors that would provide evidence of the impairment of enterprise-level goodwill. If such factors exist, suggesting impairment, we use the market value method to determine the extent of the impairment. We will adopt the provisions of FAS 142 in the first quarter of 2002 (see “New Accounting Pronouncements” below).

     Software Development Costs

      Development costs of software to be licensed or sold that are incurred from the time technological feasibility is established until the product is available for general release to customers are capitalized and reported at the lower of cost or net realizable value. Through December 31, 2001, no significant development costs were incurred after technological feasibility was reached.

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

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“more likely than not” to be realized in future tax returns. Tax rate changes and tax credit reinstatements are reflected in income during the period the changes are enacted.

     Stock-Based Compensation

      We measure compensation expense for our employee stock-based compensation awards using the intrinsic value method, and provide pro forma disclosures of net loss and net loss per common share as if a fair value method had been applied. Therefore, compensation cost for employee stock awards is measured as the excess, if any, of the fair value of our common stock at the grant date over the amount an employee must pay to acquire the stock. Compensation expense is amortized over the related service periods using the accelerated methodology prescribed by Financial Accounting Standards Board Interpretation No. 28. Compensation expense for awards that are forfeited is reversed against compensation expense in the period of forfeiture.

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

     Net Loss Per Common Share

      Basic and diluted net loss per common share are computed as net loss divided by the weighted-average number of common shares outstanding during the period. For the computation of diluted net loss per common share, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

      The conversion of our 5.25% Convertible Subordinated Notes (see Note 10) outstanding during 2001 into 1,835 common shares were not included in the computation of diluted net loss per common share, as their effect in this period would have been anti-dilutive. Additionally, the conversion of our 4.75% Convertible Subordinated Notes (see Note 10) outstanding during 2000 and 1999 into 3,512 and 2,230 common shares, respectively, were not included in the computation of diluted net loss per common share, as their effect in such periods would be anti-dilutive.

      For 2001, 2000 and 1999, weighted average options to purchase shares of common stock and Employee Stock Purchase Plan equivalents of 1,860, 2,260 and 6,547 shares of common stock, respectively, were not included in the computation of diluted net loss per common share as their effect in these periods would be anti-dilutive.

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

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Segment Reporting

      Our operating segments are presented consistently with the way that our management organizes and evaluates financial information for making internal operating decisions and assessing performance. Certain prior year segment information has been reclassified to conform to the current year presentation (see Note 13).

     Advertising and Promotion Costs

      Advertising and promotion costs are expensed as incurred. Advertising and promotion costs totaled $3,033, $8,006 and $3,651 in 2001, 2000 and 1999, respectively, and are included in sales and marketing expense in our consolidated statement of operations.

     New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 applied immediately to goodwill and intangible assets acquired after June 30, 2001. We will adopt all other provisions of FAS 142 in the first quarter of 2002. We have not yet determined the impact that our full adoption of FAS 142 in the first quarter of 2002 will have on our consolidated financial position, results of operations or disclosures.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 requires, among other things, the application of one accounting model for long-lived assets that are impaired or to be disposed of by sale. FAS 144 also revises the accounting for discontinued operations. We will adopt the provisions of FAS 144 in the first quarter of 2002. We do not expect the adoption of FAS 144 to have a significant impact on our consolidated financial position, results of operations or disclosures.

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

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In connection with the spin-off of our Retek subsidiary, we accelerated the vesting of 25 percent of the outstanding HNC stock options that would have been unvested as of the September 15, 2000 record date in order to afford our option holders the opportunity to participate in receipt of the dividend. Additionally, we offered option holders the opportunity to exercise a portion of their vested options prior to the record date through the issuance of secured, full recourse promissory notes payable to HNC (the “Stockholder Notes”). The Stockholder Notes bear interest at the rate of 10.0% per annum, and are collateralized by the underlying shares of stock. Loans totaling $11,857 were originally extended to option holders. At December 31, 2000, stockholder notes receivable totaled $9,049, net of repayments, and have been recorded as a reduction to stockholders’ equity. Such notes were repaid in 2001. In connection with the Retek dividend, we also adjusted the exercise price of all HNC stock options that were outstanding immediately following payment of the dividend. The adjusted stock option exercise prices were calculated by multiplying the pre-dividend option exercise price by the price of HNC common stock immediately after payment of the dividend, and dividing that product by the price of HNC common stock immediately before payment of the dividend. The vesting acceleration of HNC stock options and the adjustment to HNC stock option exercise prices that were greater than the closing price of HNC common stock on September 29, 2000 resulted in stock-based compensation charges (see Note 14).

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

Note 3 — Company Reorganization and Impairment Charges

      In April 2001, we announced and began to implement a reorganization that involved realigning our internal organization from a vertical market orientation to a horizontal product platform. This reorganization plan resulted in the elimination of various redundant corporate resources that existed in the previous vertical market organization structure. As a result of this reorganization, we incurred charges of $2,960 during 2001, which included severance benefits for 41 terminated employees, the write-off of certain capitalized costs associated with internal-use software no longer being used, and charges for the closure of certain office locations.

      During 2000, we recorded an impairment charge of $1,172 related to the abandonment of a lease and associated property and equipment. The impairment charge consisted of the write-off of the remaining net book value of abandoned property and equipment that was deemed to have insignificant remaining value at the time of the disposal, as well as charges associated with future facility lease cash obligations, net of estimated sublease income. During 2001, we recorded an additional charge of $1,157 associated with this leased facility,

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulting from the default of a sublease tenant and resultant estimated future net lease costs expected to be borne by HNC. During 2001, we also committed to the closure of an additional office facility and recorded estimated lease exit charges of $525, consisting of future facility lease cash obligations, net of estimated sublease income.

      Restructuring, impairment and related charges expensed during the 2001 and 2000 were comprised of the following:

	2000	2001			Remaining
	Expense	Expense	Total	Used	Accrual

Employee separation	$—	$345	$345	$345	$—
Facilities charges	294	2,010	2,304	553	1,751
Asset impairments	878	2,097	2,975	2,975	—
Other	—	190	190	190	—

	$1,172	$4,642	$5,814	$4,063	$1,751

      No restructuring or impairment charges were recorded in 1999. As of December 31, 2001, the remaining accrual of $1,751 consists primarily of future facility lease cash obligations, net of estimated sublease income, and other accrued expenses. Such facility lease commitments extend through 2004.

Note 4 — Acquisitions

      In September 2001, we acquired the UK-based Marketing Service Provider business unit of Chordiant Software Inc., in exchange for approximately $2,000 in cash. The MSP business unit provides marketing campaign and other customer data management services to its customers. We applied the purchase method of accounting for this acquisition, which resulted in a purchase price of $2,413, of which $1,566 was allocated to identified intangibles and goodwill as follows: $448 to customer contracts and $1,118 to goodwill. We applied FAS 142 in the recording of goodwill and identifiable intangibles. Accordingly, goodwill related to the acquisition of the Chordiant business unit will not be amortized. The goodwill and intangibles were reviewed for impairment in accordance with APB Opinion No. 17, “Intangible Assets” through December 31, 2001, prior to the adoption of FAS 142 in its entirety in 2002.

      In August 2001, we acquired certain assets of the Blaze Advisor business unit of Brokat Technologies in exchange for approximately $18,500 in cash and the assumption of certain liabilities. Blaze Advisor’s rules management technology is designed to help large organizations manage complex or frequently changing business rules. We applied the purchase method of accounting for this acquisition, which resulted in a purchase price of $21,751. The purchase price included $2,000 in restricted cash retained by HNC to provide recourse for potential future indemnification obligations of Brokat to HNC and $1,500 in assumed severance obligations, along with accrued acquisition costs. The release date of the restricted cash to Brokat is expected to occur not later than August 2002, subject to reduction by indemnification obligations of Brokat to HNC, if any. The excess of the purchase price over net liabilities assumed was $22,093, of which $487 was allocated to in-process research and development and $21,606 was allocated to identified intangibles and goodwill as follows: $10,247 to software development costs, $1,525 to customer contracts, $364 to patents and trademarks, and $9,470 to goodwill. We applied FAS 142 in the recording of goodwill and identifiable intangibles. Accordingly, goodwill related to the acquisition of Blaze will not be amortized. The goodwill and intangibles were reviewed for impairment in accordance with APB Opinion No. 17, “Intangible Assets” through December 31, 2001, prior to the adoption of FAS 142 in its entirety in 2002.

      In June 2001, we acquired two workers’ compensation compliance-reporting products and related customer base from ecDataFlow.com Inc. (“ecDataFlow”) in exchange for approximately $3,600 in cash. From ecDataFlow, we acquired OASIS, a client/ server EDI connectivity program for transmitting injury

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reports, medical bills, and insurance claims, and NIIDS, an ASP-based connectivity product that integrates with OASIS. We applied the purchase method of accounting to this acquisition, which resulted in a purchase price of $3,682, all of which was allocated to identified intangible assets and goodwill as follows: $850 to customer base, $200 to covenants not to compete, and $2,632 to goodwill.

      In April 2001, we acquired ClaimPort, Inc. (“ClaimPort”) in exchange for approximately $3,200 in cash. ClaimPort is an electronic data interchange vendor providing Web-enabled workers’ compensation injury reporting and proof of coverage services for insurance carriers, third party administrators, self-insured employers and state agencies that support workers’ compensation insurance claims processing. We applied the purchase method of accounting to this acquisition, which resulted in a purchase price of $3,474. The excess of this amount over the net liabilities assumed was $3,988, all of which was allocated to intangible assets and goodwill as follows: $220 to assembled workforce, $354 to customer base, $56 to software development costs, and $3,258 to goodwill.

      In September 2000, we acquired all of the outstanding stock and other securities of Systems/ Link Corporation (“Systems/ Link”) in exchange for the issuance of 634 shares of our common stock, including 40 underlying shares associated with stock options we exchanged, and $5,512 in cash. We placed 142 of the shares issued and $1,275 of the cash portion of the purchase price into escrow, to secure indemnification obligations of the former Systems/ Link stockholders. Systems/ Link is a software developer that creates data management solutions for large telecommunications companies, providing applications for real-time data collection, call detail record exchange, fraud control and prepaid services to carriers. We applied the purchase method of accounting for the acquisition of Systems/ Link, which resulted in a purchase price of $42,549. The excess of this amount over the net liabilities assumed was $56,416, of which $730 was allocated to in-process research and development and $55,686 was allocated to identified intangible assets and goodwill as follows: $17,060 to software development costs, $1,710 to customer base, $2,758 to assembled workforce, $310 to trademarks, $370 to covenants not to compete, and $33,478 to goodwill.

      In September 2000, we acquired all of the outstanding stock and other securities of CardAlert Services, Inc. (“CardAlert”) in exchange for the issuance of 208 shares of our common stock. We placed 42 of the shares issued into escrow to secure indemnification obligations of the former CardAlert stockholders, which we released fully in 2001. CardAlert provides ATM and debit card risk management services to domestic financial institutions and debit card networks. We applied the purchase method of accounting for the acquisition of CardAlert, which resulted in a purchase price of $12,608. The excess of this amount over the net liabilities assumed was $12,976, of which $421 was allocated to in-process research and development and $12,555 was allocated to identified intangible assets and goodwill as follows: $1,659 to software development costs, $1,220 to customer base, $1,141 to assembled workforce, $240 to covenants not to compete, and $8,295 to goodwill.

      In May 2000, Retek acquired all of the outstanding stock and other securities of HighTouch Technologies, Inc. (“HighTouch”) in exchange for the issuance of 389 shares of Retek’s common stock and $18,000 in cash. HighTouch is a provider of customized software and services relating to customer relationship management. Retek applied the purchase method of accounting for the acquisition of HighTouch, which resulted in a purchase price of $26,308. The excess of this amount over the net liabilities assumed was $30,558, of which $4,000 was allocated to in-process research and development and $26,558 was allocated to identified intangible assets and goodwill as follows: $4,800 to software development costs, $900 to customer base, $520 to assembled workforce, $1,000 to covenants not to compete, and $19,338 to goodwill.

      In April 2000, we acquired all of the outstanding stock and other securities of Celerity Technologies, Inc. (“Celerity”) in exchange for the issuance of 220 shares of our common stock and $2,400 in cash. We placed 33 of the shares issued into escrow to secure indemnification obligations of the former Celerity shareholders, which we released fully in 2001. Celerity develops and markets electronic data interchange solutions for the workers’ compensation industry. We applied the purchase method of accounting for the acquisition of

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Celerity, which resulted in a purchase price of $18,591. The excess of this amount over the net liabilities assumed was $20,769, of which $1,050 was allocated to in-process research and development and $19,719 was allocated to identified intangible assets and goodwill as follows: $860 to software development costs, $1,510 to customer base, $710 to assembled workforce, $100 to contracts, $200 to covenants not to compete, and $16,339 to goodwill.

      In March 2000, we acquired all of the outstanding stock and other securities of Onyx Technologies, Inc. (“Onyx”) in exchange for the issuance of 382 shares of our common stock, including 30 underlying shares associated with stock options we exchanged, and $1,500 in cash. We placed 105 of the shares issued and $450 of the cash portion of the purchase price into escrow to secure indemnification obligations of the former Onyx shareholders. We fully released all cash and shares from escrow during 2000 and 2001. Onyx is a provider of online data access and customer acquisition analysis for telecommunications, financial and retail service companies. We applied the purchase method of accounting for the acquisition of Onyx, which resulted in a purchase price of $49,555, of which $3,500 represented our initial 1999 investment in Onyx. The excess of this amount over the net liabilities assumed of $51,163 was allocated to identified intangible assets and goodwill as follows: $10,060 to software development costs, $3,700 to customer base, $504 to assembled workforce, $920 to covenants not to compete, and $35,979 to goodwill.

      In March 2000, we acquired all of the outstanding stock and other securities of the Center for Adaptive Systems Applications, Inc. (“CASA”) in exchange for the issuance of 226 shares of our common stock, including 80 underlying shares associated with stock options we exchanged. CASA is an advanced analytics solutions company that develops and markets account optimization and precision marketing solutions. We placed 38 of the shares issued into escrow to secure indemnification obligations of the former CASA stockholders, which we fully released in 2001. We applied the purchase method of accounting for the acquisition of CASA, which resulted in a purchase price of $23,756. The excess of this amount over the net liabilities assumed was $27,260, of which $1,400 was allocated to in-process research and development and $25,860 was allocated to identified intangible assets and goodwill as follows: $6,395 in software development costs, $898 to customer base, $700 to assembled workforce, $642 in contracts, $340 to covenants not to compete, and $16,885 to goodwill.

      In March 2000, we acquired all of the outstanding stock and other securities of Adaptive Systems Applications, Inc. (“AIM”) in exchange for 9 shares of our common stock, including 0.4 underlying shares associated with stock options we exchanged. AIM provides marketing process automation, campaign execution software, and client-to-vendor data management to direct marketers of enhancement services. We applied the purchase method of accounting for the acquisition of AIM, which resulted in a purchase price of $1,656, of which $750 represents our initial 1999 investment in AIM. The excess of this amount over the net liabilities assumed of $1,785 was allocated to identified intangible assets and goodwill as follows: $300 to assembled workforce, $300 to covenants not to compete, and $1,185 to goodwill.

      In October 1999, Retek acquired WebTrak Limited (“WebTrak”) for a cash payment of $5,333 and the issuance of a $2,667 convertible note, which was subsequently converted into shares of Retek common stock. WebTrak is a United Kingdom company that develops, markets and sells business-to-business products that enable users to publish and share a critical path on the Internet, and allow Web-based collaboration to improve the new product design and development process. The application of the purchase method of accounting for the acquisition resulted in an excess of cost over net liabilities assumed of $8,131, of which $1,480 was allocated to in-process research and development and $6,651 was allocated to identified intangible assets and goodwill as follows: $4,940 to software development costs, $180 to customer base, $240 to assembled workforce, $80 to trademarks, $1,150, to covenants not to compete, and $61 to goodwill.

      In-process research and development recorded in connection with the above-mentioned purchase transactions represents the present value of the estimated after-tax cash flows expected to be generated by purchased technologies that, as of the acquisition dates, had not yet reached technological feasibility. The cash

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flow projections for revenues were based on estimates of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions, product sales cycles and the estimated life of each product’s underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include costs of revenues, marketing and selling expenses, general and administrative expenses, and research and development, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue. We made our assessment of whether acquired technologies in these acquisitions were complete or under development in accordance with the guidelines prescribed by Statement of Financial Accounting Standards No. 86, Statement of Financial Accounting Standards No. 2, and Financial Accounting Standards Board Interpretation No. 4.

      The following table summarizes in the aggregate, for all purchase acquisitions during 2001, 2000 and 1999, the goodwill and identified intangible assets recorded:

	Year Ended December 31,

	2001	2000	1999

Goodwill	$16,478	$131,499	$61

Intangible Assets:
Acquired software development costs	10,303	40,834	4,940
Customer base	1,204	9,938	180
Assembled Workforce	220	6,633	240
Other	2,537	4,422	1,230

	14,264	61,827	6,590

Total	$30,742	$193,326	$6,651

      The unaudited pro forma results of operations below present the impact on our results of operations as if the Chordiant, Blaze, ecDataFlow.com and ClaimPort acquisitions had occurred on January 1, 2000, and as if the Systems/ Link, CardAlert, HighTouch, Celerity, Onyx, CASA and AIM acquisitions had occurred on January 1, 1999, instead of on their respective acquisition dates:

	Year Ended December 31,

	2001		2000		1999

		Proforma		Pro Forma		Pro Forma
	Historical	Combined	Historical	Combined	Historical	Combined

		(Unaudited)		(Unaudited)		(Unaudited)
Total revenues	$226,670	$243,948	$254,884	$307,014	$216,889	$239,690
Total net loss	(36,452)	(67,893)	(116,418)	(181,858)	(6,272)	(6,868)
Basic and diluted net loss per share	$(1.06)	$(1.97)	$(4.08)	$(6.37)	$(0.25)	$(0.26)

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Composition of Certain Financial Statement Captions

	December 31,

	2001	2000

Trade accounts receivable, net:
Billed	$38,378	$41,860
Unbilled	5,598	5,593

	43,976	47,453
Less allowance for doubtful accounts and sales returns	(5,007)	(3,597)

	$38,969	$43,856

      Unbilled accounts receivable represent revenue recorded in excess of amounts billable pursuant to contract provisions and generally become billable at contractually specified dates or upon the attainment of milestones. Unbilled amounts are expected to be realized within one year. During 2001, 2000, and 1999, we reserved $5,768, $6,205, and $5,112, wrote off $5,084, $3,661, and $1,049 and recovered $148, $104, and $0 of our allowance for doubtful accounts and sales returns, respectively. During 2001 and 2000, we also increased our allowance for doubtful accounts by $578 and $300, respectively, for amounts recorded in connection with acquisitions. Additionally, in connection with the spin-off of Retek on September 29, 2000, we removed Retek’s allowance for doubtful accounts and sales returns of $5,787 from our consolidated balance sheet.

	December 31,

	2001	2000

Property and equipment, net:
Computer equipment and software	$45,998	$34,389
Furniture and fixtures	9,706	8,312
Leasehold improvements	5,060	4,897

	60,764	47,598
Less accumulated depreciation and amortization	(36,979)	(26,772)

	$23,785	$20,826

Goodwill, net:
Goodwill	142,531	126,053
Less accumulated amortization	(66,811)	(29,243)

	$75,720	$96,810

Intangible assets, net:
Acquired software development costs	51,841	41,538
Customer base	11,139	9,935
Assembled work force	6,999	6,779
Other	6,803	4,266

	76,782	62,518
Less accumulated amortization	(33,840)	(14,996)

	$42,942	$47,522

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2001	2000

Accounts payable and accrued liabilities:
Accounts payable	$6,356	$5,712
Accrued payroll and related benefits	7,313	16,539
Accrued interest payable	2,753	260
Accrued external costs related to spin-off	–	6,913
Retained portion of Blaze purchase price	2,000	–
Income taxes payable	3,140	2,662
Other	8,154	6,589

	$29,716	$38,675

      The carrying amounts of accrued liabilities approximate fair value because of the short-term maturities of these financial instruments.

Note 6 — Marketable Securities

      At December 31, 2001 and 2000, our investments in marketable securities were as follows:

	December 31, 2001

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government and federal agencies	$113,457	$137	$—	$113,594
U.S. corporate debt	92,097	797	—	92,894
Foreign corporate debt	2,544	14	—	2,558

	$208,098	$948	—	$209,046

	December 31, 2000

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government and Federal agencies	$59,841	$13	$—	$59,854
U.S. corporate debt	30,765	111	—	30,876
U.S. corporate equity	250	—	—	250
Foreign corporate debt	2,500	2	—	2,502

	$93,356	$126	—	$93,482

      At December 31, 2001 and 2000, all foreign corporate debt investments were denominated in U.S. dollars.

      During 2000, we assessed the impairment in value of our $3,000 investment in Network Commerce Inc. to be other than temporary and, accordingly, we wrote this investment down to $250 as of December 31, 2000, representing the aggregate fair value of our investment in this entity based on the closing market price of this publicly traded security on December 31, 2000. During 2001, we assessed another other than temporary impairment in value of this investment and wrote it down to $12, representing the aggregate fair value of our investment in this entity based on the closing market price of this security on June 30, 2001. As a result of these write-downs, we recorded losses in 2001 and 2000 of $238 and $2,750, respectively, that are included in other expense, net in our statement of operations.

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Equity Investments

      During 2001, we assessed the impairment in value of our investments in Burning Glass Technologies, Keylime Software and Qpass Inc. to be other than temporary and, accordingly, we wrote down such investments by $1,000, $2,000 and $2,000, respectively. Our assessment of the impairment in these investments was based upon current market conditions, liquidity and financing issues, and other business factors specific to these entities. The losses associated with these investment write-downs are included in other expense, net, in our statement of operations. Prior to their write-down, we accounted for these investments using the cost method. Our original investment in Burning Glass Technologies was made in 2000 while our original investments in Keylime Software and Qpass Inc. were made in 1999.

      In July 2000, we became a limited partner in Azure Capital Partners L.P., a venture capital investment management fund, through an initial investment of $2,250. We invested an additional $250 into this fund during 2001 and have committed to invest an additional $2,500 into this fund, which will likely be made in 2002. Our commitment to this fund will not exceed 2% of total fund ownership. This investment is being accounted for using the cost method. During 2001, we assessed the impairment in value of our investment in this fund to be other than temporary and, accordingly, we wrote it down by $750 to $1,750. Our assessment of the impairment in this investment was based principally on investment data provided by the fund managers, including reserve estimates provided by the fund. The loss associated with this investment write-down is included in other income (expense), net, in our statement of operations.

      In March 2000, we invested $1,500 to maintain our approximate 6% ownership interest in Open Solutions Inc. (“OSI”). In April 1999, we had previously invested $5,969 to purchase an approximate 6% interest in OSI. OSI is a developer of client/server core data processing solutions for community banks and credit unions. This investment is being accounted for using the cost method.

      At December 31, 2001, our remaining equity investments include our $1,750 investment in the Azure Capital Partners Venture Fund and our $7,469 investment in OSI.

Note 8 — Credit Agreement

      We have a Credit Agreement with a financial institution that provides for a $15,000 revolving line of credit through July 11, 2003. During 2001 and 2000, we had no amounts outstanding under this revolving line of credit. The agreement contains covenants that restrict our ability to pay cash dividends and make loans, advances or investments without the bank’s consent. As of December 31, 2001, we were in compliance with all covenants under this agreement. Borrowings under this agreement bear interest at the rate of LIBOR plus 0.5%, payable monthly. The applicable interest rate would have been 2.38% at December 31, 2001. Beginning in 2002, our maximum allowable borrowings under this facility will be reduced by the outstanding balance of qualified employee home equity loans made directly by the financial institution to our employees and guaranteed by us, if any and at our discretion, pursuant to an executive home equity loan guarantee program that we have adopted. The maximum amount of employee home equity loans that we may guarantee at one time is $4,000. Through December 31, 2001, there were no employee loan guarantees in place.

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Operating Leases

      At December 31, 2001 we are obligated through 2007 under non-cancelable operating leases for our facilities and equipment as follows:

			Net Future
	Future Minimum	Less Sublease	Minimum Lease
	Lease Payments	Income	Payments

2002	$8,126	$(858)	$7,268
2003	5,525	(777)	4,748
2004	2,809	(65)	2,744
2005	2,259	—	2,259
2006	867	—	867
After 2006	470	—	470

	$20,056	$(1,700)	$18,356

      Our corporate headquarters lease provides for scheduled rent increases and an option to extend the lease for five years with changes to the terms of the lease agreement and a refurbishment allowance. Rent expense under operating leases totaled $7,232, $8,520 and $6,172 during 2001, 2000 and 1999, respectively, net of sublease income of $1,002, $555 and $1,286, respectively.

Note 10 — Convertible Subordinated Notes

      In August and September 2001, we issued $150,000 of 5.25% Convertible Subordinated Notes (the “2001 Notes”) that mature on September 1, 2008. Interest on the 2001 Notes is payable on March 1 and September 1 of each year, beginning March 1, 2002. The 2001 Notes are convertible by the holders into shares of our common stock at any time prior to maturity at a conversion price of $28.80 per share (subject to certain adjustments), and are subordinated in right of payment to all existing and future senior indebtedness, as defined in the indenture governing the 2001 Notes. We may redeem the 2001 Notes on or after September 5, 2004, or earlier if the price of our common stock reaches certain levels. If we redeem the 2001 Notes prior to September 1, 2007, we will also be required to pay a redemption premium as prescribed by the indenture. Net cash proceeds from the issuance of the 2001 Notes totaled $144,628 after deduction of related issuance costs including commissions, which we have capitalized and are amortizing to interest expense over the term of the 2001 Notes.

      In March 1998, we completed an offering of $100,000 of 4.75% Convertible Subordinated Notes (the “1998 Notes”), due on March 1, 2003. The 1998 Notes were originally convertible into our common stock at any time prior to the close of business on the maturity date at a conversion rate of 22.30 shares per $1,000 principal amount of the 1998 Notes (equivalent to a conversion price of $44.85 per share). We also had the right to redeem the 1998 Notes, in whole or in part, on or after March 6, 2001, at specified redemption prices (plus accrued interest). This offering resulted in net proceeds to us of $97,000 after the payment of underwriters’ commissions but before the deduction of offering expenses. During 2000, $83,643 of the 1998 Notes were converted into HNC common stock at the original conversion rate. In connection with these note conversions, we issued 1,872 shares of our common stock. Additionally, we paid $12,676 in conversion premiums to the converting note holders, which we recorded as a debt conversion charge. As of December 31, 2000, $16,357 of the 1998 Notes remained outstanding. In connection with the spin-off of our Retek subsidiary, the indenture governing the 1998 Notes required an adjustment to the conversion price of the remaining outstanding 1998 Notes. This conversion price was based upon a formula that calculated an adjusted conversion rate using the relative per common share values of HNC and Retek as of the date of the spin-off. As a result of this adjustment, the remaining 1998 Notes became convertible into our common stock

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at a conversion rate of 100.20 shares per $1,000 principal amount of the 1998 Notes (equivalent to a conversion price of $9.98 per share). In March 2001, all remaining outstanding 1998 Notes were converted into 1,639 shares of our common stock.

      Cash amounts paid for interest related to both the 2001 and 1998 Notes totaled $380, $4,750 and $4,750 during 2001, 2000 and 1999 respectively. The aggregate fair value of the 2001 Notes at December 31, 2001 approximated their carrying amount of $150,000, as determined based upon quoted PORTAL market prices.

Note 11 — Treasury, Common and Preferred Stock

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

Note 12 — Income Taxes

      The income tax provision (benefit) is summarized as follows:

	Year Ended December 31,

	2001	2000	1999

Current:
Federal	$—	$—	$3,869
State	643	196	1,042
Foreign	1,960	2,282	250

Deferred:
Federal	(5,165)	(33,899)	(3,958)
State	(3,710)	(1,681)	(694)
Foreign	—	—	27

	$(6,272)	$(33,102)	$536

      Income before income tax provision (benefit) was taxed under the following jurisdictions:

	Year Ended December 31,

	2001	2000	1999

Domestic	$(48,323)	$(154,945)	$(6,521)
Foreign	5,599	5,425	785

	$(42,724)	$(149,520)	$(5,736)

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the income tax provision (benefit) to the amount computed by applying the statutory federal income tax rate to income before income tax provision (benefit) is summarized as follows:

	Year Ended December 31,

	2001	2000	1999

Amounts computed at statutory federal rate	$(14,953)	$(52,332)	$(2,008)
State income taxes, net of federal benefit	(1,904)	(965)	226
Non-deductible debt conversion expense	—	4,437	—
Non-deductible spin-off expense	—	4,820	—
Tax credit carryforwards generated	(2,462)	(1,005)	(642)
Non-deductible stock redemption compensation expense	—	—	543
Non-deductible acquired technology and amortization	13,169	12,110	1,947
Minority interest in Retek	—	(2,654)	(253)
Stock-based compensation	—	1,910	407
Other, net	(122)	577	316

Income tax provision (benefit)	$(6,272)	$(33,102)	$536

      During 2001, 2000 and 1999, we realized certain tax benefits related to nonqualified and incentive stock options in the amounts of $7,006, $36,392 and $16,993, respectively. The tax benefits from these stock option tax deductions were credited directly to paid-in capital.

      Deferred tax assets (liabilities) are summarized as follows:

	December 31,

	2001	2000

Net operating loss carryforwards	$53,688	$54,953
Tax credit carryforwards	11,194	5,713
Allowance for doubtful accounts	2,020	1,431
Deferred tax liabilities related to purchase accounting	(11,410)	(18,159)
Stock-based compensation	—	741
Other	2,866	4,210

Subtotal	58,358	48,889
Deferred tax asset valuation allowance	(1,318)	—

Net deferred tax assets	$57,040	$48,889

      During 2001, we established a valuation allowance of $1,318 on certain of our deferred tax assets with an offsetting entry to additional paid-in capital because of uncertainty regarding their realization. The valuation allowance is primarily due to the ordering rules on the use of foreign tax credits that require net operating loss carryforwards, including those generated from exercises of employee stock options, and current year foreign tax credits to be utilized before foreign tax credit carryforwards may be utilized. These ordering rules, combined with the relatively short five-year carryforward period for foreign tax credits, make it more likely than not that some of our foreign tax credit carryforwards will not be utilized before they expire. If utilized, the tax benefit of these deferred assets will be recognized as a credit to stockholders’ equity in the period of utilization. During 2001, we also recorded a $5,344 reduction to deferred tax assets with an offsetting reduction to additional paid-in capital resulting from the finalization of the allocation of certain Retek tax attributes in connection with the filing of our consolidated income tax return for calendar year 2000.

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2001, we had gross federal and state net operating loss carryforwards totaling $137,956 and $94,042, respectively. The gross federal net operating loss carryforwards include $9,542 that expires from 2005 to 2010. The balance will expire from 2018 to 2021. The gross state net operating loss carryforwards include $49,751 of gross California net operating loss carryforwards that expire from 2002 to 2006.

      At December 31, 2001, we also had $3,399 of federal research credit carryforwards that expire from 2002 to 2021, $2,378 of state research credit carryforwards that have no expiration dates, $5,113 of foreign tax credit carryforwards that expire from 2002 to 2006, and federal and state alternative minimum tax credits of $299 and $5, respectively, that have no expiration dates. Some of the acquired net operating loss and research credit carryforwards are subject to annual limitations. Should a substantial change in our ownership occur, as defined by the Tax Reform Act of 1986, there will be additional annual limitations on our utilization of net operating loss and tax credit carryforwards.

      We paid $2,026, $484 and $6,312 of income taxes, net of refunds received, during 2001, 2000, and 1999 respectively.

Note 13 — Segment Information

      In April 2001, we announced and began to implement a reorganization that involved realigning our internal organization from a vertical market orientation to a horizontal product platform. As a result, our reportable segments were changed to reflect the new method in which management primarily organizes and evaluates internal financial information to make operating decisions and assess performance, based upon the product suites of our Critical Action Technology Platform. Segment information for the years ended December 31, 2000 and 1999 has been restated to conform to our current segment presentation.

      Our Critical Action Technology Platform consists of our Efficiency, Risk and Opportunity Suites. Our Efficiency Suite enables companies to make instant, automated decisions regarding customer applications for loans, credit or services, including the ability to identify and determine customer creditworthiness. This allows companies to simultaneously reduce costs and increase the speed of the customer acquisition process. In addition, it allows companies to process large quantities of applications and claims in real time through multiple acquisition and delivery channels. Our Risk Suite enables companies to analyze the risks associated with acquiring, managing and retaining customers by analyzing patterns in customer transactions, and includes analysis of fraud, churn and bad debt. Our Opportunity Suite enables companies to analyze the opportunities associated with acquiring, managing and retaining customers by analyzing patterns in customer transactions. The Opportunity Suite can maximize customer profitability by providing cross-sell and up-sell activities and focusing marketing efforts on more profitable customers. Additionally, our “Other” segment category includes our Advanced Technology Solutions group, which primarily conducts research and development for the United States Government and other internally funded projects, as well as other miscellaneous products. Retek, which we spun-off to stockholders effective September 29, 2000, is also presented separately below.

      We do not identify or allocate our assets by operating segment. Accordingly, segment asset information is not disclosed.

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment revenues and contribution margins for 2001, 2000 and 1999 are as follows:

	Years Ended December 31,

	2001	2000	1999

Efficiency Suite
Total revenues	111,172	102,953	72,187
Direct segment operating expenses(1)	(63,785)	(64,842)	(50,623)

Segment contribution margin	$47,387	$38,111	$21,564

Risk Suite
Total revenues	87,888	68,426	55,773
Direct segment operating expenses(1)	(22,371)	(18,251)	(15,047)

Segment contribution margin	$65,517	$50,175	$40,726

Opportunity Suite
Total revenues	23,900	14,682	9,987
Direct segment operating expenses(1)	(14,160)	(12,062)	(5,745)

Segment contribution margin	$9,740	$2,620	$4,242

Other
Total revenues	3,710	8,908	9,783
Direct segment operating expenses(1)	(5,639)	(7,671)	(6,791)

Segment contribution margin	$(1,929)	$1,237	$2,992

Total segment contribution margin	$120,715	$92,143	$69,524

Reconciliation to operating loss:
Total segment margin	$120,715	$92,143	$69,524
Indirect operating expenses(2)	(101,077)	(82,677)	(51,367)
Retek operating loss, excluding non-cash And non-recurring charges included below(3)	—	(36,845)	(2,318)
Stock-based compensation expense	(476)	(21,670)	(11,985)
Expense related to spin-off of Retek	—	(48,185)	—
Transaction-related amortization and costs	(56,556)	(43,734)	(9,158)
In-process research and development	(487)	(7,601)	(1,480)
Restructuring and impairment charges	(4,642)	(1,172)	—

Total operating loss	$(42,523)	$(149,741)	$(6,784)
Interest income	9,137	12,924	6,299
Interest expense	(3,167)	(4,231)	(5,747)
Expense related to debt conversion	—	(12,676)	—
Other expense, net	(6,171)	(3,378)	(226)
Minority interest in losses of consolidated subsidiaries	—	7,582	722

Loss before income taxes	$(42,724)	$(149,520)	$(5,736)

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Direct segment operating expenses include direct costs such as direct labor costs related to product research and development, sales, and marketing activities, direct support and installation costs, and other product-specific costs of sales. Direct costs reflect only direct controllable expenses associated with each segment’s line of business.

(2)	Indirect operating expenses consist of costs not directly attributable to a segment, such as general and administrative expenses, corporate marketing expenses, depreciation and amortization, facilities expenses, information technology overhead costs, and other indirect, non-product specific costs.

(3)	Includes Retek revenues of $0, $59,915 and $69,159 for the years ended December 31, 2001, 2000 and 1999, respectively.

      During 2001, 2000 and 1999, one product in the Risk Suite segment accounted for 24.9%, 16.8% and 15.4% of our total revenues, respectively. During those same periods, revenues from licenses and services related to one product in the Efficiency Suite segment accounted for 21.9%, 23.5% and 20.9% of our total revenues, respectively. During 1999, one product in the Retek segment accounted for 10.1% of our total revenues.

      Revenue and long-lived assets by geographical area are summarized as follows:

	Year Ended December 31,

	2001	2000	1999

Revenue by geographical area:
United States	$185,714	$205,361	$166,505
Foreign	40,956	49,523	50,384

Total revenue	$226,670	$254,884	$216,889

	December 31,

	2001	2000

Long-lived assets by geographical area:
United States	$146,177	$168,963
Foreign	2,240	159

Total long-lived assets	$148,417	$169,122

      Our foreign revenues are derived from export sales out of the Unites States as well as sales generated directly by our foreign offices. Our total foreign revenues, derived primarily from Western Europe, Japan and Canada, represented 18.1%, 19.4% and 23.2% of total revenues in 2001, 2000 and 1999, respectively.

Note 14 — Stock Compensation Plans

      We apply the intrinsic value method of accounting for our stock-based compensation. Had compensation cost for our stock-based compensation awards been determined based on the fair value at the grant dates of

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards, our net loss and basic and diluted pro forma net loss per common share would have increased to the pro forma amounts indicated below:

	Year Ended December 31,

	2001	2000	1999

Net loss:
As reported	$(36,452)	$(116,418)	$(6,272)
Pro forma	$(79,938)	$(230,171)	$(43,583)
Basic and diluted net loss per common share:
As reported	$(1.06)	$(4.08)	$(0.25)
Pro forma	$(2.32)	$(8.07)	$(1.75)

     HNC Software Inc. Sponsored Plans

      We administer several employee benefit plans, both active and inactive. Our active plans include our 1995 Equity Incentive Plan, our 1995 Directors Stock Option Plan, our 1995 Employee Stock Purchase Plan, our 1998 Stock Option Plan, and our 2001 Equity Incentive Plan. Our inactive plans include our original 1987 Stock Option Plan and various plans that we acquired in conjunction with our acquisitions. These assumed plans were amended to convert their respective options into HNC options as of the respective acquisition or merger dates. While subsequent to the assumption of these plans the acquired employees participated in our own stock option plans and are subject to our plans’ terms and conditions, options issued prior to the acquisition or merger dates are subject to their respective plan terms and conditions. Our inactive plans are not discussed herein. For purposes of the discussion regarding our active plans below, “fair market value” means the closing price of our common stock on the NASDAQ National Market on the grant date.

      Our 1995 Directors Stock Option Plan (“Directors Plan”), as amended, provides for the issuance of up to 600 nonqualified stock options to our outside directors. Under the provisions of the Directors Plan, nonqualified options to purchase a minimum of 16 and a maximum of 40 shares of our common stock are granted to outside directors upon their respective dates of becoming members of the Board of Directors, and nonqualified options to purchase 16 shares of our stock will be granted on each anniversary date. Options under the Directors Plan are to be granted at the fair market value of the stock at the grant date and vest at specific times over a four-year period. As of December 31, 2001, 187 shares remained available for future grant under this plan.

      Our 1995 Equity Incentive Plan (“Incentive Plan”) as amended, provides for the issuance of up to 9,338 shares of our common stock in the form of nonqualified or incentive stock options, restricted stock or stock bonuses. Nonqualified stock options and restricted stock may be awarded at a price not less than 85% of the fair market value of the stock at the date of the award. Incentive stock options must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award. Options granted under the Incentive Plan may have a term of up to ten years. We have the discretion to provide for restrictions, and the lapse of restrictions, in respect of restricted stock awards. Prior to August 1, 2001, options typically vested at the rate of 25% of the total grant per year over a four-year period; however, beginning August 1, 2001, options granted typically vest at the rate of 25% of the total grant after the first year and thereafter on a monthly ratable basis over three years. We may, at our discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 2001, 504 shares remained available for future grant under this plan.

      Our 1998 Stock Option Plan (“1998 Plan”), as amended, provides for the issuance of up to 2,980 shares of our common stock in the form of nonqualified stock options to our employees, officers, consultants and independent advisors. Options granted under the 1998 Plan may have a term of up to ten years and through August 1, 2001 typically vested at the rate of 25% of the total grant per year over a four-year period. Beginning

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

August 1, 2001 options granted under this plan typically vest at the rate of 25% of the total grant after the first year and thereafter on a monthly ratable basis over three years; however, we may, at our discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 2001, 825 shares remained available for future grant under this plan.

      Our 2001 Equity Incentive Plan (“2001 Plan”) provides for the issuance of up to 1,400 shares of our common stock in the form of nonqualified or incentive stock options, restricted stock or stock bonuses. All options granted must be awarded at a price not less than 100% of the fair market value of the stock at the date of the award. Options granted under the Incentive Plan may have a term of up to ten years. We have the discretion to provide for restrictions, and the lapse of restrictions, in respect of restricted stock awards. Options typically vest at the rate of 25% of the total grant after the first year and thereafter on a monthly ratable basis over three years; however, we may, at our discretion, implement a different vesting schedule with respect to any new stock option grant. At December 31, 2001, 829 shares remained available for future grant under this plan.

      Our 1995 Employee Stock Purchase Plan (“Stock Purchase Plan”), as amended, provides for the issuance of a maximum of 1,527 shares of common stock. Each purchase period, eligible employees may designate between 2% and 10% of their cash compensation, up to legally permitted amounts, to be deducted from their compensation for the purchase of common stock under the Stock Purchase Plan. The purchase price of the shares under the Stock Purchase Plan is equal to 85% of the lesser of the fair market value per share on the first day of the twelve-month offering period or the last day of each six-month purchase period. During 2001, 2000 and 1999, 459, 106 and 115 shares of our common stock were issued under the Stock Purchase Plan at an average price of $8.19, $29.55 and $24.46 per share, respectively. As of December 31, 2001, 280 shares were reserved for future issuance under the Stock Purchase Plan.

      Option transactions under HNC’s plans during the three years ended December 31, 2001 are summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 1998	6,474	29.84
Options granted	3,845	33.67
Options exercised	(1,916)	24.68
Options canceled	(2,368)	32.11

Outstanding at December 31, 1999	6,035	33.03
Options granted/exchanged	3,747	69.84
Options exercised	(3,227)	29.76
Options canceled	(1,249)	47.57

Outstanding at September 29, 2000(a)	5,306	57.60
Options granted	1,559	17.46
Options exercised	(98)	12.44
Options canceled	(848)	10.92

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2000	5,919	12.88
Options granted	2,791	22.79
Options exercised	(1,050)	10.86
Options canceled	(1,200)	15.50

Outstanding at December 31, 2001	6,460	17.00

(a)	On September 29, 2000, in connection with the spin-off of Retek, we adjusted the exercise price of all outstanding stock options in accordance with the distribution ratio discussed in Note 2. The weighted average exercise price of options outstanding at September 29, 2000 after consummation of the spin-off was $11.21.

      The fair value of each option grant under our HNC plans was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants during 2001, 2000 and 1999, respectively: dividend yield of 0.0% for all three years; risk-free interest rates of 4.36%, 6.21% and 5.47%; expected volatilities of 100% for all three years; and expected lives of 4.4, 4.1 and 4.1 years. The weighted average fair value of options granted under HNC plans during 2001, 2000 and 1999 was $16.54, $37.61 and $23.15, respectively. The fair value of the employees’ purchase rights issued pursuant to the Stock Purchase Plan were estimated using the Black-Scholes option pricing model with the following weighted average assumptions during 2001, 2000 and 1999, respectively: dividend yield of 0.0% for all three years; risk-free interest rates of 3.29%, 6.18% and 4.98%; expected volatilities of 100% for all three years; and an expected life of 6 months for all three years. The weighted average fair value of those purchase rights granted in 2001, 2000 and 1999 was $11.91, $7.29 and $16.66, respectively.

      Employee stock options exercisable under HNC’s plans at December 31, 2001, 2000 and 1999 were 1,298, 900, and 986, respectively. The following table summarizes information about employee stock options outstanding at December 31, 2001 under HNC’s plans:

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding At	Remaining	Average	Exercisable At	Average
Range of	December 31,	Contractual	Exercise	December 31,	Exercise
Exercise Prices	2001	Life (In Years)	Price	2001	Price

$ 0.03 to $ 7.25	838	6.56	$5.88	303	$6.03
7.26 11.14	857	5.63	9.08	260	9.01
11.15 16.25	875	5.91	14.81	244	14.96
16.26 18.10	1,087	5.87	17.25	171	17.64
18.11 20.80	859	5.96	19.40	155	19.46
20.81 23.31	914	6.17	22.63	135	22.87
23.32 29.75	822	6.36	26.27	30	25.26
29.81 33.50	208	6.18	30.99	0	0

0.03 33.50	6,460	6.06	17.00	1,298	13.64

     Retek Inc. Sponsored Plans

      During 1999, Retek adopted the 1999 Equity Incentive Plan, the 1999 Director Stock Option Plan and the Employee Stock Option Exchange Program, under which options to purchase common stock in our former

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 1998	—	—
Options granted	7,416	10.38
Options canceled	(5)	10.00

Outstanding at December 31, 1999	7,411	10.38
Options granted	1,496	27.82
Options canceled	(247)	19.93

Outstanding at September 29, 2000(a)	8,660	13.06

(a)	As a result of the Retek spin-off, HNC has no further affiliation with Retek’s plans or underlying options, including those outstanding as of the September 29, 2000 spin-off date.

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

     Stock-Based Compensation

      During 2001, we recorded net stock-based compensation expense totaling $0.5 million, consisting of $0.2 million in amortization of unearned stock-based compensation and $0.3 million in one-time intrinsic value charges associated with option award modifications made during the year.

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

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In August 2000, we accelerated the vesting of 25 percent of the outstanding stock options that would have been unvested as of the September 15, 2000 record date to afford our option holders the opportunity to participate in receipt of the Retek share dividend. As a result of this award modification, we recorded a non-cash stock-based compensation charge of $6,688 during the third quarter of 2000 in accordance with Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”). Additionally, as a result of the proportionate option repricing in connection with the Retek spin-off, certain options failed to qualify for fixed accounting treatment under FIN 44. As a result, we recorded a one-time charge to operations of $7,074 related to the modification and cash repurchase of options in connection with the Retek spin-off.

Note 15 — Contingencies

      Various claims arising in the course of business, seeking monetary damages and other relief, are pending. We believe that these claims will not result in a material negative impact on our results of operations, liquidity or financial condition. However, the amount of the liability associated with these claims, if any, cannot be determined with certainty.

Note 16 — Subsequent Events

      In January 2002, we acquired the Virdix software product line from Trajecta, Inc., a wholly owned subsidiary of Pavilion Technologies Inc., for a cash purchase price of $6,000 plus additional cash consideration if certain financial performance criteria are met with respect to this product during the twelve-month period following the acquisition. Virdix is an integrated analytics framework for data visualization and optimization modeling that enables businesses to develop the most optimal actions to take to maximize lifetime customer value.

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On February 26, 2002, our Board of Directors adopted a stockholder rights plan designed to protect the long-term value of HNC for its stockholders during any future unsolicited acquisition attempt. Under the rights plan, the Board declared a dividend of one preferred share purchase right for each share of the Company’s common stock outstanding on March 21, 2002 and further directed the issuance of one such right with respect to each share of our common stock that is issued after that date, except in certain circumstances.

      In March 2002, we executed an asset purchase agreement with ieWild, Inc. (“ieWild”) pursuant to which we purchased all of ieWild’s right, title and interest associated with its ieTarget software product and all related documentation and intellectual property rights for a cash purchase price of $1,000. ieTarget is a software platform that enables businesses to allocate large volumes of consumer financial products, as well as consumer merchandise, to retail consumers for the purpose of executing cross sell campaigns through telemarketing or direct mail. The asset purchase agreement was executed concurrent with the execution of a settlement agreement whereby the Company and ieWild agreed to fully dismiss and release all claims against each other pertaining to previously filed lawsuits. In May 2001, we had filed a lawsuit against ieWild for, among other things, trade secret misappropriation and inducing breach of contract based on allegations that certain of our former employees have provided ieWild with certain of our intellectual property, and in June 2001 ieWild had filed a cross-complaint against us seeking attorneys’ fees and alleging that our action was brought in bad faith.

Note 17 — Quarterly Financial Information (Unaudited)

      Summarized quarterly financial information for 2001 and 2000 is as follows:

	Year Ended December 31, 2001(1)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(In Thousands)
Revenues	$53,970	$59,022	$59,127	$54,551	$226,670
Gross Profit	32,226	36,789	37,724	32,739	139,478
Operating loss	(10,186)	(10,221)	(10,015)	(12,101)	(42,523)
Net loss	(15,938)	(6,008)	(6,488)	(8,018)	(36,452)
Basic and diluted net loss per share(a)	$(0.48)	$(0.17)	$(0.18)	$(0.23)	$(1.06)

	Year Ended December 31, 2000(2)(3)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(In Thousands)
Revenues	$54,564	$67,432	$77,812	$55,076	$254,884
Gross Profit	26,896	35,349	43,543	33,609	139,397
Operating loss	(20,992)	(30,462)	(85,363)	(12,924)	(149,741)
Net loss	(12,215)	(20,145)	(78,519)	(5,539)	(116,418)
Basic and diluted net loss per share(a)	$(0.47)	$(0.75)	$(2.71)	$(0.17)	$(4.08)

(1)	Results of operations in 2001 include: i) a $0.5 million charge related to the write-off of in-process research and development in the third quarter; ii) a $4.9 million charge related to the write-down of our investments in Azure Capital Partners L.P, Keylime Software, Qpass, Inc., and Burning Glass Technologies in the third quarter; iii) a $3.0 million restructuring charge in connection with a corporate reorganization in the second quarter; and iv) a $1.7 million impairment charge associated with leased facilities in the third quarter.

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Results of operations in 2000 include: i) charges of $1.4 million, $5.0 million and $1.2 million related to the write-off of in-process research and development in the first, second and third quarters, respectively; ii) $12.7 million in non-recurring debt conversion expense and $48.2 million in non-recurring Retek spin-off charges in the third quarter; and iii) a $2.8 million charge relating to the write-down of our investment in Network Commerce and a $1.2 million impairment charge related to the abandonment of a lease and associated property and equipment in the fourth quarter.

(3)	Results of operations in 2000 exclude Retek’s results of operations in the fourth quarter, as a result of our spin-off of Retek on September 29, 2000.

(4)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss amounts per share do not equal the total for the year.

HNC SOFTWARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EXHIBIT LIST

Exhibit
Number		Description

2.01		Agreement and Plan of Reorganization dated as of March 9, 2000 among the Registrant, ONYX Technologies, Inc. and FW2 Acquisition Corp. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request. (Incorporated by reference to Exhibit 2.01 to Registrant’s Form 8-K filed March 27, 2000.)
2.02		Agreement and Plan of Merger among Retek Inc., HT Acquisition, Inc., HighTouch Technologies, Inc. and Kipling Investments Labvan Limited dated as of April 17, 2000. Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted but will be furnished supplementally to the Commission upon request. (Incorporated by reference to Exhibit 2.01 to Registrant’s Form 8-K filed May 25, 2000.)
2.03	**	Agreement and Plan of Reorganization dated as of September 7, 2000 among Registrant, Systems/ Link Corporation and SLC Merger Corp. Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted but will be furnished supplementally to the Commission upon request. (Incorporated by reference to Exhibit 2.01 to Registrant’s Form 8-K, as amended, filed September 22, 2000.)
2.04		Asset Purchase Agreement dated as of August 15, 2001 between the Registrant and Brokat Technologies, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, certain exhibits and schedules have been omitted but will be furnished supplementally to the Commission upon request. (Incorporated by reference to Exhibit 2.01 to Registrant’s Form 8-K filed August 30, 2001.)
3.01		Registrant’s Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 13, 1996. (Incorporated by reference to Exhibit 3(i).04 to Registrant’s Form 10-Q for the quarter ended June 30, 1996.)
3.02		Certificate of Amendment to Registrant’s Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 12, 2000. (Incorporated by reference to Exhibit 4.08 to Registrant’s Form S-8 Registration Statement, File No. 333-40344, filed June 28, 2000.)
3.03		Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock. (Incorporated by reference to Exhibit 3.03 to Registrant’s Registration Statement on Form 8-A filed March 7, 2002.)
3.04		Registrant’s Bylaws, as amended through December 6, 2001. (Incorporated by reference to Exhibit 4.03 to Registrant’s Form S-3 Registration Statement, File No. 333-72804, as amended February 5, 2002.)
4.01	*	Form of Specimen Certificate for Registrant’s Common Stock.
4.02		Indenture, dated as of August 24, 2001, between Registrant and State Street Bank and Trust Company of California, N.A., as Trustee. (Incorporated by reference to Exhibit 4.04 to Registrant’s Form S-3 Registration Statement, File No. 333-72804, filed November 6, 2001.)
4.03		Registration Rights Agreement, dated as of August 24, 2001, between Registrant and Credit Suisse First Boston Corporation, Goldman, Sachs & Co. and U.S. Bancorp Piper Jaffray Inc. (Incorporated by reference to Exhibit 4.05 to Registrant’s Form S-3 Registration Statement, File No. 333-72804, filed November 6, 2001.)
4.04		Form of Note for Registrant’s 5.25% Convertible Subordinated Note due September 1, 2008. (Included in Exhibit 4.02.)
4.05		Rights Agreement dated as of March 6, 2002, between Registrant and EquiServe Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.01 to Registrant’s Registration Statement on Form 8-A filed March 7, 2002.)

Exhibit
Number	Description

4.06	Form of Right Certificate. (Included in Exhibit 4.05.)
10.01	Registrant’s 1987 Stock Option Plan and related documents. (Incorporated by reference to Exhibit 10.01 to Registrant’s Form S-1 Registration Statement, as amended, File No. 33-91932 (the “IPO S-1”.)(1)
10.02	Registrant’s 1995 Equity Incentive Plan, as amended through March 30, 2000. (Incorporated by reference to Exhibit 4.01 to Registrant’s Form S-8 Registration Statement, File No. 333-40344, filed June 28, 2000.)(1)
10.03	Form of 1995 Equity Incentive Plan Stock Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 10.02 to Registrant’s Form S-4 Registration Statement, File No. 333-64527, as amended December 21, 1998.)(1)
10.04	Registrant’s 2001 Equity Incentive Plan and related form of Stock Option Agreement. (Incorporated by reference to Exhibit 4.01 to Registrant’s Form S-8 Registration Statement, File No. 333-62492, filed June 7, 2001.)(1)
10.05	Registrant’s 1995 Directors Stock Option Plan, as amended through April 30, 2000. (Incorporated by reference to Exhibit 4.05 to Registrant’s Form S-8 Registration Statement, File No. 333-40344, filed June 28, 2000.)(1)
10.06	Form of 1995 Directors Stock Option Plan Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-Q for the quarter ended June 30, 1999)(1)
10.07 *	Registrant’s 1995 Employee Stock Purchase Plan, as amended through January 1, 2002.(1)
10.08	Registrant’s 1998 Stock Option Plan, as amended through September 1, 2000 and related form of option agreement. (Incorporated by reference to Exhibit 4.05 to Registrant’s Form S-8 Registration Statement, File No. 333-45442, filed September 8, 2000.)(1)
10.09	Aptex Software Inc. 1996 Equity Incentive Plan assumed by Registrant. (Incorporated by reference to Exhibit 4.03 to Registrant’s Form S-8 Registration Statement, File No. 333-71923, filed February 5, 1999.)(1)
10.10	Form of Aptex Software Inc. 1996 Equity Incentive Plan Stock Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 4.04 to Registrant’s Form S-8 Registration Statement, File No. 333-71923, filed February 5, 1999.)(1)
10.11	Practical Control Systems Technologies, Inc. 1998 Stock Option Plan assumed by Registrant. (Incorporated by reference to Exhibit 4.03 to Registrant’s Form S-8 Registration Statement, File No. 333-50623, filed April 21, 1998.)(1)
10.12	Form of Practical Control Systems Technologies, Inc. 1998 Stock Option Plan Stock Option Agreement and Stock Option Exercise Agreement. (Incorporated by reference to Exhibit 4.04 to Registrant’s Form S-8 Registration Statement, File No. 333-50623, filed April 21, 1998.)(1)
10.13	Advanced Information Management Solutions, Inc. Stock Option Plan assumed by Registrant. (Incorporated by reference to Exhibit 4.01 to Registrant’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.14	Form of Advanced Information Management Solutions, Inc. Stock Option Agreement. (Incorporated by reference to Exhibit 4.02 to Registrant’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.15	ONYX Technologies, Inc. 1999 Stock Plan assumed by Registrant. (Incorporated by reference to Exhibit 4.03 to Registrant’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.16	Form of ONYX Technologies, Inc. Stock Option Agreement. (Incorporated by reference to Exhibit 4.04 to Registrant’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)

Exhibit
Number	Description

10.17	The Center for Adaptive Systems Applications, Inc. 1995 Stock Option Plan assumed by Registrant. (Incorporated by reference to Exhibit 4.05 to Registrant’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.18	Forms of The Center for Adaptive Systems Applications, Inc. Stock Option Agreements. (Incorporated by reference to Exhibit 4.06 to Registrant’s Form S-8 Registration Statement, File No. 333-33952, filed April 4, 2000.)(1)
10.19	eHNC Inc. 1999 Equity Incentive Plan, as amended, assumed by Registrant. (Incorporated by reference to Exhibit 4.01 to Registrant’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.20	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Equity Incentive Plan. (Incorporated by reference to Exhibit 4.02 to Registrant’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.21	eHNC Inc. 1999 Executive Equity Incentive Plan assumed by Registrant. (Incorporated by reference to Exhibit 4.03 to Registrant’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.22	Forms of eHNC Inc. Stock Option Agreements and Stock Option Exercise Agreements under the eHNC Inc. 1999 Executive Equity Incentive Plan. (Incorporated by reference to Exhibit 4.04 to Registrant’s Form S-8 Registration Statement, File No. 333-41388, filed July 13, 2000.)(1)
10.23	Systems/ Link Corporation 1999 Stock Option Plan assumed by Registrant and related forms of agreements. (Incorporated by reference to Exhibit 4.04 to Registrant’s Form S-8 Registration Statement, File No. 333-45442, filed September 8, 2000.)(1)
10.24	Employment Agreement dated December 13, 1999 between the Registrant and John Mutch. (Incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-K, as amended, for the year ended December 31, 1999.)(1)
10.25	Employment Agreement dated December 13, 1999 between Registrant and Kenneth J. Saunders. (Incorporated by reference to Exhibit 10.27 to Registrant’s Form 10-K, as amended, for the year ended December 31, 1999.)(1)
10.26	Employment Agreement dated April 11, 2001 between Registrant and Mary Burnside. (Incorporated by reference to Exhibit 10.02 to Registrant’s Form 10-Q for the quarter ended June 30, 2001.)(1)
10.27	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers. (Incorporated by reference to Exhibit 10.08 to the IPO S-1.)(1)
10.28	Loan and Security Agreement by and among Registrant and John Mutch and Teresa Mutch, dated as of May 31, 2000. (Incorporated by reference to Exhibit 20.02 to Registrant’s Form 10-Q, as amended, for the quarter ended June 30, 2000.)(1)
10.29	Loan and Security Agreement by and among Registrant and Bruce Hansen and Jody Hansen, dated as of June 2, 2000. (Incorporated by reference to Exhibit 20.03 to Registrant’s Form 10-Q, as amended, for the quarter ended June 30, 2000.)(1)
10.30	First Amendment to Loan and Security Agreement by and among Registrant and Bruce Hansen and Jody Hansen, effective as of December 1, 2000. (Incorporated by reference to Exhibit 10.31 to Registrant’s Form 10-K, as amended, for the year ended December 31, 2000.)(1)
10.31 *	Letter Agreement dated January 2, 2002 between Bruce E. Hansen and the Registrant.(1)
10.32	Employee Option Exercise Assistance documents used under Registrant’s option plans, consisting of forms of Secured Full Recourse Promissory Note, Stock Pledge Agreement and related documents. (Incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-Q for the quarter ended September 30, 2000.)(1)

Exhibit
Number		Description

10.33		Amended Employee Option Exercise Assistance documents, consisting of forms of Secured Full Recourse Promissory Note, Stock Pledge Agreement and related documents. (Incorporated by reference to Exhibit 10.33 to Registrant’s Form 10-K, as amended, for the year ended December 31, 2000.)(1)
10.34		Strategic Partnership Agreement dated as of October 23, 2000, between Registrant and GeoTrust, Inc., as amended by Amendment No. 1 dated March 6, 2001. (Incorporated by reference to Exhibit 10.35 to Registrant’s Form 10-K, as amended, for the year ended December 31, 2000.)
10.35		Office Building Lease dated as of December 1, 1993, as amended effective February 1, 1994 and June 1, 1994, between Registrant and PacCor Partners. (Incorporated by reference to Exhibit 10.09 to the IPO S-1.)
10.36		Credit Agreement dated as of July 11, 1997, between Registrant and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.02 to Registrant’s Form 10-Q, as amended, for the quarter ended June 30, 1997.)
10.37		Fourth Amendment to Credit Agreement dated as of July 11, 2001 between Registrant and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.03 to Registrant’s Form 10-Q for the quarter ended June 30, 2001.)
10.38	*	Fifth Amendment to Credit Agreement dated as of January 11, 2002 between Registrant and Wells Fargo Bank, National Association.
10.39		Lease Agreement dated as of June 17, 1996, between Registrant and Williams Properties I, LLC & Williams Properties II, LLC. (Incorporated by reference to Exhibit 10.12 to Registrant’s Form 10-K, as amended, for the year ended December 31, 1996.)
10.40		Office Building Lease dated June 17, 1993, between Linsco/ Private Ledger Corp. and PacCor Partners and Assignment of the lease to the Registrant. (Incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K, as amended, for the year ended December 31, 1997.)
10.41		First Amendment to Lease Agreement between Williams Properties I, LLC and Williams Properties II, LLC and the Registrant dated June 17, 1996, amended October 28, 1997. (Incorporated by reference to Exhibit 10.16 to Registrant’s Form S- 4 Registration Statement, as amended, File No. 333-64527.)
10.42		Second Amendment to Lease between the Registrant and W9/ PC Real Estate Limited Partnership dated as of April 13, 1998. (Incorporated by reference to Exhibit 10.17 to Registrant’s Form S-4 Registration Statement, as amended, File No. 333-64527.)
10.43		Industrial Lease dated as of October 2, 1998, between the Registrant and The Irvine Company. (Incorporated by reference to Exhibit 99.01 to Registrant’s Registration Statement on Form S-8, File No. 333-71923, filed February 5, 1999.)
10.44		Multi-Tenant Industrial Lease between LBA VF-1, LLC and eHNC. (Incorporated by reference to Exhibit 10.01 to Registrant’s Form 10-Q for the quarter ended March 31, 2000.)
10.45	*	Industrial Building Lease between the Registrant and Coppell Commerce Center, Ltd dated as of December 13, 2000.
10.46	*	Sublease Agreement between the Registrant and Federal Insurance Company dated as of October 31, 2001.
21.01	*	List of Registrant’s subsidiaries.
23.01	*	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

*	Filed herewith.

**	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from this exhibit and have been filed separately with the Commission.

(1)	Management contract or compensatory plan or arrangement.