Form 10-Q
period 2002-03-31
HNC SOFTWARE INC/DE
filed 2002-05-09
CIK 945093

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002

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
________________________________

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:  YES [X]  NO [   ]

AS OF APRIL 30, 2002 THERE WERE 35,668,068 SHARES OF REGISTRANT’S COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HNC SOFTWARE INC.
CONSOLIDATED BALANCE SHEET
(In thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$137,149	$104,679
Marketable securities available for sale	119,739	113,231
Trade accounts receivable, net	41,746	38,969
Deferred income taxes	19,279	22,279
Other current assets	10,206	10,656

Total current assets	328,119	289,814
Marketable securities available for sale	51,459	95,815
Equity investments	9,219	9,219
Property and equipment, net	21,578	23,785
Goodwill, net	83,954	75,720
Intangible assets, net	36,597	42,942
Deferred income taxes	40,072	34,761
Other assets	6,241	5,970

	$577,239	$578,026

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$30,099	$29,716
Deferred revenue	8,542	8,807

Total current liabilities	38,641	38,523
Non-current liabilities	2,298	1,684
Convertible subordinated notes	150,000	150,000

Total liabilities	190,939	190,207

Contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value - 4,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value -120,000 shares authorized; 35,655 and 35,432 shares issued and outstanding, respectively	36	35
Common stock in treasury, at cost — 0 and 49 shares, respectively	—	(3,251)
Paid-in capital	531,574	531,667
Accumulated deficit	(144,772)	(140,661)
Unearned stock-based compensation	(176)	(238)
Accumulated other comprehensive income (loss)	(362)	267

Total stockholders’ equity	386,300	387,819

	$577,239	$578,026

See accompanying notes to consolidated financial statements.

HNC SOFTWARE INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Quarter Ended March 31,

	2002	2001

Revenues:
License and maintenance	$41,002	$39,455
Services and other	14,295	14,515

Total revenues	55,297	53,970

Operating expenses:
License and maintenance(1)	12,340	11,458
Services and other	10,036	10,286
Research and development(2)	13,157	10,874
Sales and marketing(3)	11,765	10,621
General and administrative(4)	7,262	7,227
Transaction-related amortization and costs	4,485	13,690
Restructuring and impairment charges	1,221	—

Total operating expenses	60,266	64,156

Operating loss	(4,969)	(10,186)
Interest income	2,205	2,635
Interest expense	(2,187)	(144)
Other expense, net	(377)	(20)

Loss before income tax provision (benefit)	(5,328)	(7,715)
Income tax provision (benefit)	(1,217)	8,223

Net loss	$(4,111)	$(15,938)

Earnings per share:
Basic and diluted net loss per share	$(0.12)	$(0.48)

Shares used in computing basic and diluted net loss per share	35,549	33,084

(1)	Includes non-cash stock-based compensation expense of $18 and $7 in 2002 and 2001, respectively.

(2)	Includes non-cash stock-based compensation expense of $6 and $36 in 2002 and 2001, respectively.

(3)	Includes non-cash stock-based compensation expense of $6 and $15 in 2002 and 2001, respectively.

(4)	Includes non-cash stock-based compensation expense of $145 and $128 in 2002 and 2001, respectively.

See accompanying notes to consolidated financial statements.

HNC SOFTWARE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited and in thousands)

	Quarter Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(4,111)	$(15,938)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	475	1,214
Depreciation and amortization	7,423	16,146
Loss on sale of assets	306	—
Non-cash stock-based compensation expense	175	186
Deferred income tax provision (benefit)	(1,698)	8,135
Changes in assets and liabilities:
Trade accounts receivable	(3,251)	422
Other assets	855	1,553
Accounts payable and accrued liabilities	614	(11,861)
Deferred revenue	291	(1,263)

Net cash provided by (used in) operating activities	1,079	(1,406)

Cash flows from investing activities:
Net sales (purchases) of marketable securities	4,068	(22,412)
Acquisitions of property and equipment	(1,113)	(2,607)
Cash paid in asset acquisitions	(7,346)	—

Net cash used in investing activities	(4,391)	(25,019)

Cash flows from financing activities:
Net proceeds from issuances of common stock	2,728	6,947
Payment of debt issuance costs	(142)	—
Proceeds from repayments of stockholder notes	—	4,008
Payment of Retek spin-off costs	—	(6,863)

Net cash provided by financing activities	2,586	4,092

Effect of exchange rate changes on cash	(204)	(80)

Net increase (decrease) in cash and cash equivalents	(903)	(22,413)
Cash and cash equivalents at beginning of the period	104,679	69,271

Cash and cash equivalents at end of the period	$103,749	$46,858

See accompanying notes to consolidated financial statements.

HNC SOFTWARE INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(Unaudited and in thousands)

	COMMON STOCK		TREASURY STOCK
					PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT

BALANCE AT DECEMBER 31, 2001	35,432	$35	49	$(3,251)	$531,667	$(140,661)
Common stock options exercised	70	—	(49)	3,251	(2,648)
Common stock issued under Employee Stock Purchase Plan	153	1			2,124
Tax benefit from stock option transactions					318
Stock-based compensation expense					113
Unrealized loss on marketable securities, net of tax
Foreign currency translation adjustment, net of tax
Net loss						(4,111)

BALANCE AT MARCH 31, 2002	35,655	$36	—	$—	$531,574	$(144,772)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		ACCUMULATED
	UNEARNED	OTHER	TOTAL
	STOCK-BASED	COMPREHENSIVE	STOCKHOLDERS'	COMPREHENSIVE
	COMPENSATION	INCOME (LOSS)	EQUITY	LOSS

BALANCE AT DECEMBER 31, 2001	$(238)	$267	$387,819
Common stock options exercised			603
Common stock issued under Employee Stock Purchase Plan			2,125
Tax benefit from stock option transactions			318
Stock-based compensation expense	62		175
Unrealized loss on marketable securities, net of tax		(425)	(425)	(425)
Foreign currency translation adjustment, net of tax		(204)	(204)	(204)
Net loss			(4,111)	(4,111)

BALANCE AT MARCH 31, 2002	$(176)	$(362)	$386,300	$(4,740)

See accompanying notes to consolidated financial statements.

HNC SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
(Unaudited)

NOTE 1—GENERAL

HNC Software Inc.

HNC is a provider of high-end analytics, decision management software and tools that enable global companies to manage customer interactions by converting data and business experiences into real-time recommendations. In this report, HNC Software Inc. is referred to as “we,” “our,” and “HNC”.

Basis of Presentation

Our consolidated financial statements include our assets, liabilities, and results of operations, as well as those of our wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.

We have prepared the accompanying unaudited interim consolidated financial statements in accordance with the instructions to Form 10-Q. Consequently, we have not necessarily included in this Form 10-Q all information and footnotes required for audited financial statements. In our opinion, the accompanying unaudited interim consolidated financial statements in this Form 10-Q reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial position and results of operations. These consolidated financial statements and notes thereto should be read in conjunction with our audited financial statements and notes thereto presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The interim financial information contained in this Report is not necessarily indicative of the results to be expected for any other interim period or for any entire fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to the current presentation.

NOTE 2 — SALE OF PRODUCT LINE ASSETS

In March 2002, we sold to Open Solutions Inc. (“OSI”) substantially all assets associated with our Financial Accounting Manager product line, including all related software and intellectual property and certain property and equipment, for consideration consisting of a $500 promissory note payable to HNC. The note bears interest at the rate of 6.0% and is payable in full as to all principal and interest in March 2004. The note is secured by the assets sold to OSI in this transaction. In connection with this asset sale, we recorded a loss of $306, which is included in other expense, net in our consolidated statement of operations. At March 31, 2002, we maintained a $7,469 equity investment in OSI, resulting from prior investments in 1999 and 2000. This investment represents an approximate 4.8% ownership interest in OSI and is being accounted for using the cost method.

NOTE 3 — RESTRUCTURING AND IMPAIRMENT CHARGES

During the quarter ended March 31, 2002, we committed to the closure of an office facility and recorded estimated lease exit charges of $786, consisting of future facility lease cash obligations, net of estimated sublease income. Additionally during the quarter, we recorded $435 in charges related to severance benefits for 74 employees in connection with our closure of another office facility. The following table summarizes our accrual for restructuring and impairment charges through March 31, 2002:

	Accrual at
	December 31,	Quarter Ended		Accrual at
	2001	March 31, 2002		March 31, 2002

		Expense	Used

Employee separation	$—	$435	$(435)	$—
Facilities charges	1,751	786	(30)	2,507

	$1,751	$1,221	$(465)	$2,507

HNC SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)
(Unaudited)

As of March 31, 2002, the remaining accrual for restructuring and impairment is $2,507, which primarily represents future facility lease cash obligations, net of estimated sublease income. Such facility lease commitments end in 2004.

NOTE 4 — ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), on January 1, 2002. Under the provisions of FAS 142, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more frequently if impairment indicators arise. In addition, all goodwill must be assigned to reporting units for purposes of impairment testing. In connection with our adoption of FAS 142 on January 1, 2002, we reclassified $3,711 and $5,758 in net book values associated with our assembled workforce and customer base intangible assets, respectively, to goodwill.

As required by FAS 142, we have determined that our reporting units are the same as our reportable segments. We are in the process of assessing whether goodwill within our reporting units was impaired at the date of adoption of this pronouncement using a two-step transitional impairment test. The first step, which we must complete by June 30, 2002, is our identification of any impairment of goodwill as of January 1, 2002. If any impairment is identified in step one, we will be required to complete a second step to measure the actual amount of the impairment loss, if any, prior to December 31, 2002. We expect to complete both steps of the test prior to June 30, 2002. Any impairment loss resulting from the transitional impairment test will be reflected as the cumulative effect of a change in accounting principle as of January 1, 2002. As we have not yet completed the impairment test, we have not yet determined the impact, if any, that it will have on our financial position or results of operations.

For comparative purposes, the following table summarizes reported results for the quarter ended March 31, 2001, adjusted to exclude amortization of goodwill, assembled workforce and customer base intangible assets:

Quarter Ended
March 31, 2001

Net income (loss):
As reported	$(15,938)
Amortization of goodwill, assembled workforce and customer base, net of tax impact	17,580

As adjusted	$1,642

Basic and diluted net income (loss) per share:
As reported	$(0.48)
Amortization of goodwill, assembled workforce and customer base, net of tax impact	.53

As adjusted	$.05

NOTE 5 — EARNINGS PER SHARE DATA

For the quarters ended March 31, 2002 and 2001, weighted average options and warrants to purchase 813 and 2,225 shares of common stock, respectively, and Employee Stock Purchase Plan common stock equivalents of 61 and 108 shares of common stock, respectively, were not included in the computation of diluted net loss per common share as their effect in these periods would have been anti-dilutive. Additionally, the assumed conversion of our convertible subordinated notes outstanding during the quarters ended March 31, 2002 and 2001 into 5,208 and 2,230 shares of common stock, respectively, was excluded from the calculation of diluted net loss per common share during these periods, as the effect of such note conversion would have been anti-dilutive.

NOTE 6 — SEGMENT DATA

Our reportable segments reflect the method in which management primarily organizes and evaluates internal financial information to make operating decisions and assess performance, based upon the product suites of our Critical Action Platform. Segment information for the quarter ended March 31, 2001 has been restated to conform to our current segment presentation.

HNC SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)
(Unaudited)

Our Critical Action Platform consists of our Efficiency, Risk and Opportunity Suites. Our Efficiency Suite enables companies to make instant, automated decisions regarding customer applications for loans, credit or services, including the ability to identify and determine customer creditworthiness. This allows companies to simultaneously reduce costs and increase the speed of the customer acquisition process. In addition, our Efficiency Suite allows companies to process large quantities of applications and claims in real time through multiple acquisition and delivery channels. Our Risk Suite enables companies to analyze the risks associated with acquiring, managing and retaining customers by analyzing patterns in customer transactions, and includes analysis of fraud, churn and bad debt. Our Opportunity Suite enables companies to analyze the opportunities associated with acquiring, managing and retaining customers by analyzing patterns in customer transactions. The Opportunity Suite can maximize customer profitability by providing cross-sell and up-sell activities and focusing marketing efforts on more profitable customers. Additionally, our “Other” segment category includes our Advanced Technology Solutions group, which primarily conducts research and development for the United States Government and other internally funded projects, as well as other miscellaneous products.

The accounting policies of our operating segments are the same as those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. We do not identify or allocate our assets by operating segment. Accordingly, segment asset information is not disclosed.

Segment revenues and segment contribution margins for the periods indicated are as follows (unaudited):

	Quarter Ended
	March 31,

	2002	2001

Efficiency Suite
Total revenues	29,999	26,558
Direct segment operating expenses(1)	(16,923)	(14,488)

Segment contribution margin	$13,076	$12,070

Risk Suite
Total revenues	17,417	18,555
Direct segment operating expenses(1)	(5,973)	(5,749)

Segment contribution margin	$11,444	$12,806

Opportunity Suite
Total revenues	7,025	7,720
Direct segment operating expenses(1)	(4,507)	(3,408)

Segment contribution margin	$2,518	$4,312

Other
Total revenues	856	1,137
Direct segment operating expenses(1)	(821)	(1,864)

Segment contribution margin	$35	$(727)

Total segment contribution margin	$27,073	$28,461

Reconciliation to operating loss:
Total segment margin	$27,073	$28,461
Indirect operating expenses(2)	(26,161)	(24,771)
Stock-based compensation expense	(175)	(186)
Transaction-related amortization and costs	(4,485)	(13,690)
Restructuring and impairment charges	(1,221)	—

Total operating loss	$(4,969)	$(10,186)

(1)	Direct segment operating expenses generally include direct costs such as direct labor costs related to product research and development, sales and marketing activities, direct support and installation costs, and other product-specific costs of sales. Direct segment operating expenses generally reflect only direct controllable expenses associated with each segment’s line of business.

HNC SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)
(Unaudited)

(2)	Indirect operating expenses generally consist of costs not directly attributable to a segment, such as general and administrative expenses, corporate marketing expenses, depreciation and amortization, facilities expenses, information technology overhead costs, and other indirect, non-product specific costs.

NOTE 7 — ACQUISITIONS AND PRO FORMA RESULTS OF OPERATIONS

In March 2002, we executed an asset purchase agreement with ieWild, Inc. (“ieWild”) pursuant to which we purchased all of ieWild’s right, title and interest associated with its ieTarget software product and all related documentation and intellectual property rights for a cash purchase price of $1,000. ieTarget is a software platform that enables businesses to allocate large volumes of consumer financial products, as well as consumer merchandise, to retail consumers for the purpose of executing cross sell campaigns through telemarketing or direct mail. We accounted for this transaction as an asset purchase and applied the purchase method of accounting. Including acquisition and related costs, a total purchase price of $1,346 resulted, all of which was allocated to software development costs.

In January 2002, we acquired the Virdix software product line from Trajecta, Inc., a wholly owned subsidiary of Pavilion Technologies Inc., for a cash purchase price of $6,000 plus additional contingent cash consideration if certain financial performance criteria are met with respect to this product during the twelve-month period following the acquisition. Virdix is an integrated analytics framework for data visualization and optimization modeling that enables businesses to develop the optimal actions to take to maximize lifetime customer value. We accounted for this transaction as an asset purchase and applied the purchase method of accounting, which resulted in a total purchase price of $6,141. The excess of this amount over net tangible assets assumed was $6,099, of which we allocated $5,557 to software development costs and $542 to covenants not to compete.

During the year ended December 31, 2001, we acquired the following businesses in transactions that were accounted for in accordance with the purchase method of accounting: ClaimPort, Inc. and the workers’ compensation products and customer base from ecDataFlow.com Inc. were acquired in the second quarter of 2001; and certain assets of the Blaze Advisor business unit of Brokat Technologies and the UK-based Marketing Services Provider business unit of Chordiant Software Inc. were acquired in the third quarter of 2001. The following table summarizes the unaudited pro forma results of our operations for the quarter ended March 31, 2001 as if each of these business acquisitions had occurred on January 1, 2001, instead of their respective later acquisition dates:

	Quarter Ended
	March 31, 2001

	Historical	Pro Forma
		Combined
	(Unaudited)	(Unaudited)

Total revenues	$53,970	$62,828
Net loss	(15,938)	(27,603)
Basic and diluted net loss per share	$(0.48)	$(0.83)

NOTE 8 — STOCK-BASED COMPENSATION

Stock-based compensation expense totaled $175 and $186 during the quarters ended March 31, 2002 and 2001, respectively. This expense consisted of the amortization of unearned stock-based compensation totaling $39 and $67 and one-time charges associated with option award modifications totaling $136 and $119 during the quarters ended March 31, 2002 and 2001, respectively.

NOTE 9 — CONTINGENCIES

Various claims arising in the course of business, seeking monetary damages and other relief, are pending. We believe that these claims will not result in a material negative impact on our results of operations, liquidity, or financial condition. However, the amount of the liability associated with these claims, if any, cannot be determined with certainty.

HNC SOFTWARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share amounts)
(Unaudited)

NOTE 10 — SUBSEQUENT EVENTS

     On April 28, 2002, we entered into an Agreement and Plan of Merger, or the “merger agreement”, with Fair, Isaac and Company, Incorporated, or “FICO”, and a wholly owned subsidiary of FICO. The merger agreement provides for FICO’s acquisition of HNC through a merger of FICO’s subsidiary into HNC that would result in HNC becoming a wholly owned subsidiary of FICO. The consummation of the merger is subject to the approval of the stockholders of HNC and FICO, receipt of necessary regulatory approvals under United States and applicable foreign antitrust laws, SEC clearance and other customary closing conditions.

In May 2002, we acquired substantially all of the assets and assumed certain liabilities of Indemni-Med Management, LLC (“Indemni-Med”) for a cash purchase price of approximately $5,250. Indemni-Med is a provider of insurance bill review and case management services.

HNC SOFTWARE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following section contains forward-looking statements about anticipated future events or results that are not historical facts but rather express our current expectations, estimates and projections about the future of our business and industry, and are based upon our beliefs and assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements also include, among other things, statements about our anticipated future costs and operating expenses and our future capital needs. These statements are not guarantees or assurances of our future performance and are subject to numerous risks and uncertainties, many of which are beyond our control, are difficult to predict and could cause our actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described under the heading “Risk Factors” and elsewhere in this report. Forward-looking statements may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. Except as may be required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

We are a provider of high-end analytic and decision management software applications and tools that enable our customers to manage their customer interactions with their customers and make other important business choices. Our products analyze large bodies of data, such as customer transaction histories, and convert this information into real-time business recommendations. Our products empower our customers to make millions of mission-critical customer decisions and respond in real time, which can improve their financial performance, reduce their costs and decrease their risk. Our customers include both domestic and global companies in the financial services, insurance, telecommunications, healthcare and other industries, as well as government clients.

HNC’s offerings consist of the HNC Critical Action Platform and three suites of Critical Action Software — our Opportunity Suite, Risk Suite and Efficiency Suite. The Critical Action Platform is a new software platform technology we are developing in order to enable our customers to swiftly deploy and install multiple HNC products while significantly reducing their product implementation costs. The Critical Action Platform will incorporate common infrastructure tools and technologies that can be shared across our Efficiency, Risk and Opportunity Suite analytic products. These shared technologies will allow us to reduce our costs to develop and install new applications, thus permitting us to offer more competitive pricing for our solutions. By reducing the time, effort and cost associated with implementation of our analytic products, the Critical Action Platform is being designed to encourage customers to purchase multiple products that they can easily deploy on a common pre-existing platform. The first two products to be released under the Critical Action Platform architecture, an Opportunity Suite product and a Falcon Risk Suite product, are currently scheduled for release in the third quarter of 2002. We anticipate that additional products and solutions will be released spanning into 2003. Our Critical Action Software applications utilize our proprietary core technologies — decision management technology, free text analysis, neural networks and decision support tools — to help businesses make the right decisions at the right time through the right channels. Our Critical Action Software consists of the following three suites, along which our reportable segments are organized internally:

•	The HNC Efficiency Suite. The products in this suite help our customers reduce their costs and improve the quality of their business decisions by automating complex, previously labor-intensive decision processes, such as new account application and medical claims processing. HNC Efficiency Suite applications can improve the efficiency of a company’s personnel, particularly its executives and managers, by automating business policies and streamlining workflows. Our software sorts intelligently, makes sophisticated decisions based on complex data and all facets of the business, automatically takes the critical action needed, or routes information to appropriate persons for further review. The products in the Efficiency Suite handle insurance claims, process new account applications and process relationship management actions for financial services and telecommunications companies

HNC SOFTWARE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands)

•	The HNC Risk Suite. The products in this suite help improve our customers’ profitability by intelligently predicting the accuracy and validity of transactions to protect them and their customers from fraud and similar losses. HNC Risk Suite applications can analyze millions of customer transactions in milliseconds and generate a recommendation for immediate action critical to stopping fraud and abuse. These applications also detect organized fraud schemes that are too complex and well hidden to be identified by other methods. This suite is designed to detect and prevent credit and debit payment card fraud, identity fraud, telecommunications subscription fraud, healthcare fraud, Medicaid and Medicare fraud, and workers’ compensation fraud. It protects merchants, financial institutions, insurance companies, telecommunications carriers, government agencies and employers. The HNC Risk Suite includes applications for predicting bankruptcy, identifying money laundering and reducing bad debt.

•	The HNC Opportunity Suite. The products in this suite provide our customers opportunities to derive incremental revenue by optimizing their marketing decisions and improving their interactions with their customers. Our products are designed to help our customers with customer acquisition, customer retention, product pricing and cross-selling. This suite is unique in its ability to use both structured and free form data to intelligently direct actions to the right targets for maximum return, based on predicted revenue or profitability, including the likelihood of response and retention.

Our revenues and operating results have varied significantly in the past and we have experienced net losses. We expect fluctuations in our operating results to continue for the foreseeable future. As a result, we believe that investors should not rely on period-to-period comparisons of our financial results as an indication of our future performance. Further, we derive a substantial portion of our revenues from our Falcon Fraud Manager, Decision Manager for Medical Bill Review and Outsourced Bill Review products and services. Our Falcon Fraud Manager, Decision Manager for Medical Bill Review and Outsourced Bill Review products and services in the aggregate accounted for 41.2% of our total revenues in the first quarter of 2002. Falcon Fraud Manager revenues accounted for 21.5% of total revenues in this quarter and our combined Decision Manager for Medical Bill Review products and Outsourced Bill Review services accounted for 19.7% of total revenues in this quarter. We expect these products and services will continue to account for a substantial portion of our total revenues for the foreseeable future. Our revenue will decline if the market does not continue to accept these products and services.

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

On April 28, 2002, we entered into an Agreement and Plan of Merger, or the “merger agreement”, with Fair, Isaac and Company, Incorporated, or “FICO”, and a wholly owned subsidiary of FICO. The merger agreement provides for FICO’s acquisition of HNC pursuant to a merger in which FICO’s subsidiary, Northstar Acquisition Inc., will be merged into HNC and HNC would survive the merger and become a wholly owned subsidiary of FICO. The consummation of the merger is subject to the approval of the stockholders of HNC and FICO, receipt of necessary regulatory approvals under United States and applicable foreign antitrust laws, SEC clearance and other customary closing conditions. The merger agreement provide that, upon consummation of the Merger, FICO will exchange shares of its common stock for HNC common stock at the rate, or the “exchange ratio” of 0.346 shares of FICO common stock for each share of HNC common stock that is outstanding immediately before the Merger becomes effective. In addition, upon the closing of the Merger, HNC’s outstanding 5.25% convertible subordinated notes due September 1, 2008 will become convertible into FICO Common Stock. Following the Merger, assuming no significant changes in FICO’s outstanding shares, current HNC stockholders will own approximately 34.7%, and current FICO stockholders will own approximately 65.3%, of FICO’s outstanding shares. On April 23, 2002, FICO announced a 3-for-2 stock dividend which, if issued, would cause the exchange ratio of 0.346 shares of FICO common stock for each outstanding HNC common share to be adjusted to approximately 0.519 shares of FICO common stock for each outstanding share of HNC common stock. The Merger is intended to qualify as a tax-free reorganization. Upon the close of the Merger, FICO has agreed to appoint two HNC designees to FICO’s board of directors. The foregoing description is not a description of all of the material terms of the transaction. For further information regarding the merger agreement, the merger and related transaction please read our report on Form 8-K that we filed with the Securities and Exchange Commission on April 30, 2002 and the exhibits thereto.

HNC SOFTWARE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands)

Revenues

Our revenues are comprised of license and maintenance revenues and services and other revenues. Our total revenues for the first quarter of 2002 were $55.3 million, an increase of $1.3 million, or 2.5%, over revenues of $54.0 million for the first quarter of 2001.

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

License and maintenance revenues were $41.0 million for the first quarter of 2002, an increase of $1.5 million, or 3.9%, as compared to license and maintenance revenues of $39.5 million for the first quarter of 2001. The increase in license and maintenance revenues was attributable primarily to a $3.9 million increase in Efficiency segment revenues and a $0.1 million increase in Risk segment revenues, and was partially offset by a $2.1 million decrease in Opportunity segment revenues and a $0.4 million decrease in revenues associated with other products. The increase in our Efficiency segment revenues of $3.9 million was attributable primarily to $5.3 million of incremental revenues resulting from our acquisition of the assets of the Blaze Advisor business unit in the third quarter of 2001, and was partially offset by a $1.7 million decrease in Decision Manager-Medical Bill Review transactionally based revenues. The increase in our Risk segment revenues of $0.1 million was attributable primarily to a $1.4 million increase in Falcon Fraud Manager revenues, and was partially offset by a net decrease in various other Risk segment product revenues. The decrease in our Opportunity segment revenues of $2.1 million was attributable primarily to a $4.2 million decrease in revenues associated with our Profitability Predictor product, and was partially offset by a $2.1 million increase in Profit Manager revenues. The $0.4 million decrease in our Other segment product revenues was attributable primarily to a decrease in revenues associated with our former Intelligent Response product line.

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

HNC SOFTWARE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands)

Services and other revenues were $14.3 million for the first quarter of 2002, a decrease of $0.2 million, or 1.5%, as compared to services and other revenues of $14.5 million for the first quarter of 2001. This $0.2 decrease in services and other revenues was attributable primarily to a $0.7 million decrease in Efficiency segment revenues and a $1.1 million decrease in Risk segment revenues, and was partially offset by a $1.5 million increase in Opportunity segment revenues. The $0.7 million decrease in our Efficiency segment was attributable primarily to a decrease of $0.8 million resulting from a lower volume of Decision Manager for Financial Applications implementations along with a decrease of $0.8 million related to a reduction in customer bill review volumes associated with our Outsourced Bill Review Services, and was partially offset by a $0.9 million increase in Blaze Advisor consulting revenues resulting from our acquisition of the assets of the Blaze Advisor business unit in the third quarter of 2001. The decrease in our Risk segment of $1.1 million was attributable primarily to a $0.7 million decrease in Falcon Fraud Manager implementation revenues. The $1.5 million increase in our Opportunity segment was attributable primarily to $0.8 million in incremental Marketing Service Provider (MSP) revenues, resulting from our acquisition of the MSP business from Chordiant Software in the third quarter of 2001, and a $0.7 million increase in Cross-Sell Optimizer service revenues.

Cost of Revenues

License and Maintenance Cost of Revenues

License and maintenance costs primarily represent our expenses for personnel engaged in customer support, travel to customer sites and documentation materials. In absolute dollars, license and maintenance costs of revenues increased by $0.8 million, from $11.5 million in the first quarter of 2001 to $12.3 million in the first quarter of 2002, due primarily to the increase in license and maintenance revenues of $1.5 million quarter over quarter, as discussed above. License and maintenance cost of revenues, as a percentage of license and maintenance revenues, increased slightly from 29.0% in the first quarter of 2001 to 30.1% in the first quarter of 2002, or 1.1%. This percentage increase was attributable primarily to a decrease in lower-cost revenues associated with Profitability Predictor products in the first quarter of 2002 and to increased customer support costs associated with Decision Manager for Medical Bill Review transactionally-based product revenues. This increase was partially offset by an increase in license fee revenues related to our Blaze Advisor and Profit Manager products, which had minimal associated costs, and to an increase in recurring Falcon Fraud Manager product revenues with lower associated costs.

Services and Other Cost of Revenues

Services and other expenses consist of personnel and other expenses associated with providing installation and implementation services and performing development, consulting, and research development contracts, and the costs associated with hosted service operations. In absolute dollars, services and other costs of revenues decreased by $0.3 million, from $10.3 million in the first quarter of 2001 to $10.0 million in the first quarter of 2002. Services and other cost of revenues, as a percentage of services and other revenues, decreased by 0.7% from 70.9% to 70.2%. This percentage decrease was attributable primarily to increased Marketing Service Provider revenues and Decision Manager for Financial Applications product implementation revenues, each with lower associated costs. This decrease was partially offset by the addition of Blaze consulting revenues having a higher cost percentage component, increased costs associated with certain Falcon Fraud Manager implementation projects and reduced cost efficiencies due to a decrease in customer bill review volumes associated with our Outsourced Bill Review Services.

Research and Development Expense

Research and development expenses consist primarily of salaries and other personnel-related expenses, subcontracted development services, depreciation of development equipment and supplies. Research and development expenses increased by $2.3 million, or 21.0%, from $10.9 million during the first quarter of 2001 to $13.2 million during the first quarter of 2002. This increase was attributable primarily to an increase in staffing and related costs to support new product development activities, including primarily Blaze Advisor product development initiatives, resulting from our acquisition of the assets of the Blaze Advisor business unit in the third quarter of 2001, and initiatives related to the development of our Critical Action Platform. We anticipate that research and development expenses will increase in dollar amount and could increase as a percentage of total revenues for the foreseeable future.

HNC SOFTWARE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands)

Sales and Marketing Expense

Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel, entertainment, trade shows and promotional expenses. Sales and marketing expenses increased by $1.2 million, or 10.8%, from $10.6 million during the first quarter of 2001 to $11.8 million during the first quarter of 2002. This increase was attributable primarily to increases in staffing related to the expansion of direct sales and marketing personnel, including that resulting from of our acquisition of the assets of the Blaze Advisor business unit in the third quarter of 2001. Also contributing to the increase were incremental costs related to trade shows, which were partially offset by reduced expenditures associated with marketing-related outside services. We expect sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future. These expenses could also increase as a percentage of total revenues as we continue to develop a direct sales force in international markets and expand our domestic sales and marketing organization and increase the breadth of our product lines.

General and Administrative Expense

General and administrative expenses consist primarily of personnel costs for finance, contract administration, human resources and general management, as well as insurance and professional services expenses. General and administrative expenses increased by $0.1 million, or 0.5%, from $7.2 million during the first quarter of 2001 to $7.3 million during the first quarter of 2002. This increase was attributable primarily to additional staffing and related expenses to support a higher volume of business, including growth resulting in part from our acquisitions in 2001, and to an increase in legal and other professional service fees, and was offset by a decrease in charges associated with our provision for doubtful accounts quarter over quarter.

Transaction-Related Amortization and Costs

Transaction-related amortization and costs primarily include acquisition-related amortization associated with our intangible assets, as well as the amortization of goodwill prior to our adoption of FAS 142 on January 1, 2002. Transaction-related amortization and costs decreased by $9.2 million, or 67.2%, from $13.7 million in the first quarter of 2001 to $4.5 million in the first quarter of 2002, principally because of our adoption of FAS 142. As a result of such adoption, we discontinued the amortization of goodwill on January 1, 2002, including goodwill resulting from the reclassification of net book values associated with our assembled workforce and customer base intangible assets upon our adoption of FAS 142. The decrease in transaction-related amortization and costs resulting from our adoption of FAS 142 was offset in part by incremental intangible asset amortization in the first quarter of 2002 resulting from our business and asset acquisitions in the second and third quarters of 2001 and the first quarter of 2002. For further information regarding our adoption of FAS 142, see Note 4 of Notes to Consolidated Financial Statements in this report.

Restructuring and Impairment Charges

During the quarter ended March 31, 2002, we committed to the closure of an office facility and recorded estimated lease exit charges of $786, consisting of future facility lease cash obligations, net of estimated sublease income. Additionally during the quarter, we recorded $435 in charges related to the payment of cash severance benefits to 74 employees in connection with our closure of another office facility. These actions were consummated in a short period of time and did not have any adverse impact on our business while they were ongoing. The office closure charges were determined based upon future facility lease cash obligations, net of estimated sublease income as determined through consultation with independent lease brokers, plus estimated lease brokerage fees. The contractual future lease commitments represent our future cash obligations.

Interest Income

Interest income decreased to $2.2 million during the first quarter of 2002 from $2.6 million during the first quarter of 2001. The period over period decline in interest income is attributable primarily to lower interest and investment income yields due to market conditions, offset in part by higher average cash and investment balances during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

Interest Expense

Interest expense increased to $2.2 million during the first quarter of 2002 from $0.1 million during the first quarter of 2001. The increase in interest expense is attributable primarily to interest associated with our 5.25% convertible subordinated notes aggregating $150.0 million, which we issued in the third quarter of 2001.

HNC SOFTWARE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands)

Other Expense, Net

Other expense, net increased to $0.4 million during the first quarter of 2002 from less than $0.1 million during the first quarter of 2001. This period over period increase is attributable primarily to our recognition of a $0.3 million loss in connection with the sale of product line assets to Open Solutions, Inc. For further information, see Note 2 of Notes to Consolidated Financial Statements in this report.

Income Taxes

There was an income tax benefit of $1.2 million for the first quarter of 2002 compared to an income tax provision of $8.2 million for the first quarter of 2001. The benefit for the first quarter of 2002, as compared to the provision for the first quarter of 2001, is attributable primarily to relatively higher estimated tax benefits from research and development tax credits in relation to estimated pre-tax net income. The provision (benefit) for income taxes during interim periods is based on our estimates of the effective tax rates for the respective full fiscal years.

Stock-Based Compensation Expense

Within our statement of operations, stock-based compensation charges have been classified as follows:

	Quarters Ended
	March 31,

	2002	2001

	(in thousands)
License and maintenance	$18	$7
Services and other	—	—
Research and development	6	36
Sales and marketing	6	15
General and administrative	145	128

	$175	$186

Stock-based compensation expense totaled $175 during the quarter ended March 31, 2002. This expense included the amortization of unearned stock-based compensation totaling $39, along with one-time charges associated with option award modifications totaling $136. Stock-based compensation expense totaled $186 during the quarter ended March 31, 2001. This expense included the amortization of unearned stock-based compensation totaling $67, along with one-time charges associated with option award modifications totaling $119.

Segment Contribution Margin

Segment contribution margin for the quarters ended March 31, 2002 and 2001 is reported in Note 6 of Notes to Consolidated Financial Statements in this report.

Segment contribution margin for our Efficiency segment increased from $12.1 million for the quarter ended March 31, 2001 to $13.1 million for the quarter ended March 31, 2002, and as a percentage of segment revenues decreased from 45.4% to 43.6%. The absolute dollar increase was attributable to an increase in segment revenues, offset by an increase in direct segment operating expenses. The segment contribution margin percentage decrease was attributable primarily to reduced cost efficiencies due to a decrease in customer bill review volumes associated with our Outsourced Bill Review Service operations and increased customer support costs associated with recurring Decision Manager for Medical Bill Review product license revenues and to lower contribution margins associated with our Blaze Advisor business unit as a whole, resulting from our acquisition of this business unit in the third quarter of 2001, partially offset by increased cost efficiencies associated with Decision Manager for Financial Applications product implementations.

Segment contribution margin for our Risk segment decreased from $12.8 million for the quarter ended March 31, 2001 to $11.4 million for the quarter ended March 31, 2002, and as a percentage of segment revenues decreased from 69.0% to 65.7%. The absolute dollar decrease was attributable to a decrease in segment revenues and to a slight increase in direct segment operating expenses. The segment contribution margin percentage decrease was attributable primarily to increased direct segment costs associated with Falcon Fraud Manager implementation projects. Also contributing to the decrease was an increase in research and development spending on Risk segment products. We expect that direct segment research and development costs in the Risk segment will increase in absolute dollars and could increase as a percentage of Risk segment revenues for the foreseeable future.

HNC SOFTWARE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands)

Segment contribution margin for our Opportunity segment decreased from $4.3 million for the quarter ended March 31, 2001 to $2.5 million for the quarter ended March 31, 2002, and as a percentage of segment revenues decreased from 55.9% to 35.8%. The absolute dollar decrease was attributable to a decrease in segment revenues and to an increase in direct segment operating expenses. The segment contribution margin percentage decrease was attributable primarily to a decrease in Profitability Predictor revenues, which had lower associated costs, and to an increase in research and development spending on Opportunity segment products. This decrease was partially offset by an increase in license fees related to our Profit Manager products, which had minimal associated costs, and to an increase in Marketing Service Provider revenues with lower associated costs. We expect that direct segment research and development costs in the Opportunity segment will increase in absolute dollars and could increase as a percentage of Opportunity segment revenues for the foreseeable future.

Segment contribution margin for our Other segment increased from negative $0.7 million for the quarter ended March 31, 2001 to approximately break-even for the quarter ended March 31, 2002, and as a percentage of segment revenues increased from a negative 63.9% to a positive 4.1%. The absolute dollar and percentage increases were attributable primarily to a decrease in our former Intelligent Response product line revenues, offset by a more significant decrease in related direct product costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $1.1 million for the quarter ended March 31, 2002, compared to net cash used in operating activities of $1.4 million for the quarter ended March 31, 2001. Cash provided by operations during the quarter ended March 31, 2002 reflects our net loss of $4.1 million, reduced by non-cash aspects of our net loss totaling $5.2 million.

Net cash used in investing activities totaled $4.4 million for the quarter ended March 31, 2002, compared to net cash used in investing activities of $25.0 million for the quarter ended March 31, 2001. Cash used in investing activities for the quarter ended March 31, 2002 consisted of $7.3 million in cash paid in asset acquisitions and $1.1 million in property and equipment purchases, offset by $4.1 million in net sales of marketable securities.

Net cash provided by financing activities totaled $2.6 million for the quarter ended March 31, 2002, compared to net cash provided by financing activities of $4.1 million for the quarter ended March 31, 2001. Cash provided by financing activities for the quarter ended March 31, 2002 included $2.7 million in net proceeds resulting from stock option exercises and employee stock purchases under HNC plans, offset by the payment of $0.2 million in debt issuance costs.

As of March 31, 2002, we had $308.3 million in cash, cash equivalents, and marketable securities. We believe that these balances, including interest to be earned thereon, and borrowings available under our credit facility will be sufficient to fund our working and other capital requirements, including potential investments in other companies and other assets to support the strategic growth of our business, over the next twelve months. In the ordinary course of business, we evaluate opportunities to acquire businesses, products and technologies. We expect to use our cash to fund these types of activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all, particularly in light of the recent decline in the capital markets. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

In August and September 2001, we issued $150.0 million of 5.25% convertible subordinated notes (“the notes”) that mature on September 1, 2008. Interest on the notes is payable on March 1 and September 1 of each year, which began March 1, 2002. The notes are convertible by the holders into shares of our common stock at any time prior to maturity at a conversion price of $28.80 per share (subject to certain adjustments), and are subordinated in right of payment to all existing and future senior indebtedness, as defined in the indenture that governs the notes. We may redeem the notes on or after September 5, 2004, or earlier if the price of our common stock reaches certain levels. If we redeem the notes prior to September 1, 2007, we will also be required to pay a redemption premium as prescribed by the indenture.

We have a $15.0 million revolving line of credit with a bank through July 11, 2003. As of March 31, 2002, we have no amounts outstanding under this line of credit. Our agreement with the bank contains covenants that restrict our ability to pay cash dividends and make loans, advances or investments without the bank’s consent. As of March 31, 2002, we were in compliance with all covenants under this agreement. Borrowings under this line of credit bear interest at the rate of LIBOR plus 0.5%, payable monthly.

HNC SOFTWARE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands)

Beginning in the first quarter of 2002, we adopted an executive home equity loan program under this line of credit. Under the program, and at our discretion, the bank will make loans directly to our employees and we will guarantee the loans. The outstanding balance of qualified employee home equity loans that we guarantee will reduce our maximum allowable borrowings under this line of credit. The maximum amount of employee home equity loans that we may guarantee at one time is $4.0 million. At March 31, 2002 we were guarantor to one employee loan balance in the amount of $200,000.

From time to time, we enter into agreements to sell an undivided interest in specifically identified trade accounts receivable to a financial institution for a fee, based principally upon defined short-term market rates. During the quarter ended March 31, 2002, we did not sell any accounts to this institution.

We are a limited partner in Azure Capital Partners L.P., a venture capital investment management fund, and have invested an aggregate of $2.5 million into this fund through March 31, 2002. We have committed to invest an additional $2.5 million into this fund, which we expect to make in 2002.

In May 2002, we acquired substantially all of the assets and assumed certain liabilities of Indemni-Med Management, LLC (“Indemni-Med”) for a cash purchase price of approximately $5.3 million. Indemni-Med is a provider of insurance bill review and case management services. The purchase price paid in connection with this acquisition will be reflected as a cash outflow from investing activities in the second quarter of 2002.

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

Risks Related to the Proposed Merger with FICO

Our business could suffer in response to the announcement of our proposed merger with FICO.

     The announcement of our proposed merger with FICO may have a negative impact on our ability to sell our products and services, attract and retain key management, development or other personnel, maintain and attract new customers, and maintain strategic relationships with third parties. For example, we may experience cancellations or a decline in the rate of orders for our products or services or a deterioration in the relationships with our customers pending consummation of the merger. In addition, our employees may experience uncertainty about their future role with FICO. If the merger is not completed, we could be harmed by these adverse changes in our business or the expectation of these changes, and restoring our business to its pre-announcement value could take a long time and be costly, and may not occur.

Failure to complete the proposed merger with FICO could adversely affect our stock price and future business operations.

     Consummation of the merger with FICO is subject to the satisfaction of a number of closing conditions, including but not limited to the approval of the merger by our stockholders, the approval of FICO’s issuance of shares of its common stock in the merger by FICO’s stockholders and the approvals of regulatory agencies, and we cannot assure you that the merger will be successfully completed. In the event that the merger is not completed, we may be subject to a number of material risks, including the following:

•	It may take a substantial amount of time, money and resources to restore aspects of our business that may be adversely affected by announcement of the merger, and we may be unsuccessful in restoring these aspects of our business;

•	We may be required, under certain circumstances, to pay FICO a termination fee of $25,000,000;

•	The price of our common stock may decline to the extent that the current market price for our common stock reflects a market assumption that the merger will be completed; and

•	Costs related to the proposed merger, such as legal, accounting, and some advisory fees, must be paid, even if the merger is not completed.

     Further, if the merger is not completed and our board of directors determines to seek another business combination, we may not be able to find a partner willing to pay an equivalent or more attractive price than that which would have been paid in the merger with FICO.

The number of shares of FICO common stock to be issued in the merger on each outstanding share of HNC common stock is fixed; consequently if the market value of FICO’s common stock declines, the value of the FICO stock to be issued to HNC stockholders in the merger will also decline.

     The number of shares of FICO common stock to be issued in the merger in exchange for outstanding shares of HNC common stock is fixed at the exchange ratio of 0.346 shares of FICO common stock for one outstanding share of HNC common stock. Except for adjustments to reflect events such as stock splits or stock dividends, this fixed exchange ratio will not be adjusted to reflect changes in the relative market values of HNC’s and FICO’s common stock. Consequently, if the market value of FICO common stock decreases, then the value of the FICO common stock to be issued to HNC stockholders in the merger will likewise decrease.

Other Risk Factors

Fluctuations in our revenues and operating results might lead to substantial declines in the market prices of our common stock and the notes.

Our revenues and operating results have varied significantly in the past and in some quarters we have experienced net losses. We expect fluctuations in our operating results to continue for the foreseeable future. As a result, we believe that you should not rely on period-to-period comparisons of our financial results as an indication of our future performance. If our revenues or operating results fall below the expectations of market analysts and investors, the market price of our common stock and the notes could decline substantially. Factors that are likely to cause our revenues and operating results to fluctuate include those discussed in the risk factors below.

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

HNC SOFTWARE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands)

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

     Our Falcon Fraud Manager, Decision Manager for Medical Bill Review and Outsourced Bill Review products and services in the aggregate accounted for 41.2% of our total revenues in the first quarter of 2002. Falcon Fraud Manager accounted for 21.5% of total revenues in this quarter and our combined Decision Manager for Medical Bill Review products and Outsourced Bill Review services accounted for 19.7% of total revenues in this quarter. We expect these products and services will continue to account for a substantial portion of our total revenues for the foreseeable future. Our revenue will decline if the market does not continue to accept these products and services. Factors that might affect the market acceptance of Decision Manager for Medical Bill Review products and Outsourced Bill Review services include the following:

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

HNC SOFTWARE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands)

We expect to continue to make strategic acquisitions, which could put a strain on our resources, cause dilution to our stockholders and adversely affect our financial results.

     During 2001, we acquired four businesses and product lines and to date in 2002 we have acquired three businesses and product lines. We believe that our future growth will depend, in part, upon our ability to successfully complete future acquisitions of businesses and technologies. Integrating newly acquired organizations and technologies into our business could put a strain on our resources and be expensive and time consuming. In addition, we may not succeed in integrating acquired businesses or technologies and may not achieve anticipated revenue and cost benefits. Further, our acquisition strategy and future acquisitions could result in any of the following risks:

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

HNC SOFTWARE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands)

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

     Our ability to offer our products and services successfully in a rapidly evolving market requires an effective planning and management process. In recent years, we have experienced changes in our operations that have placed significant demands on our administrative, operational and financial resources. These demands, which are expected to continue to challenge our management and operations, include the following:

•	growth and diversification of our customer base into new industries, most recently telecommunications;

•	development and marketing of our Critical Action Platform;

•	expansion of our product lines into new technology mediums such as the delivery of services over the Internet through an ASP channel;

•	integration of acquired businesses and their workforces into our business;

•	increase in the number of our employees; and

•	geographic dispersion of our operations and personnel, most recently the addition of offices in San Jose, California and Brentford, England.

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
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands)

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

HNC SOFTWARE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands)

We depend on data to update our statistical models, and failure to timely obtain this data could harm the performance of our products.

     The development, installation and support of our credit card fraud control and profitability management, loan underwriting and insurance products require periodic updates of our statistical models. To develop these updates, we must develop or obtain a reliable source of sufficient amounts of current and statistically relevant data to analyze transactions and update our models. In most cases, these data must be periodically updated and refreshed to enable our predictive products to continue to work effectively in a changing environment. We do not own or control much of the data that we require, most of which are collected privately and maintained in proprietary databases. Generally, our customers agree to provide us the data we require to analyze transactions, report results and build new predictive models. If we fail to maintain good relationships with these customers, or if they decline to provide such data due to legal privacy concerns, we could lose access to required data and our products might become less effective. In addition, our Decision Manager for Medical Bill Review products use data from state workers’ compensation fee schedules adopted by state regulatory agencies. Third parties have previously asserted copyright interests in this data. These assertions, if successful, could prevent us from using the data. We might not be able to continue to obtain adequate amounts of statistically relevant data on time, in the required formats or on reasonable terms and conditions, whether from customers or commercial suppliers.

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

HNC SOFTWARE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands)

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

     Our future success depends upon our ability to attract, retain and motivate highly skilled employees. Competition for employees in our industry is intense. We have historically experienced difficulty in recruiting a sufficient number of qualified sales and technical employees. In addition, competitors and other businesses may be successful in attempts to recruit our key employees, particularly if they can offer more attractive stock options or other equity compensation packages. Many of our technical employees possess unique skills and are not easily replaceable, and loss of technical personnel could harm our product development efforts. We expect to continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications, and our proposed merger with a subsidiary of Fair, Isaac and Company may exacerbate this difficulty.

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
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands)

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
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands)

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

     The market price of our common stock has been, and will likely continue to be, subject to wide fluctuations. Many factors could cause the price of our common stock and our convertible notes to rise and fall, including:

•	variations in our quarterly results;

•	announcements of new products by us or our competitors;

•	acquisitions of businesses or products by us or our competitors;

•	recruitment or departure of key personnel;

•	the gain or loss of significant orders;

•	the gain or loss of significant customers;

•	changes in the estimates of our operating performance or changes in recommendations by securities analysts;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	until our merger agreement with Fair, Isaac and Company, Incorporated is consummated or terminated, the market price of Fair, Isaac’s common stock.

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

HNC SOFTWARE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands)

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

     Under our certificate of incorporation, our board of directors is authorized to issue up to 4,000,000 shares of preferred stock without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We implemented a stockholder rights plan in the first quarter of 2002 and created 1,000,000 shares of Series A Junior Participating Preferred Stock for issuance upon exercise of the rights. In addition, Section 203 of the Delaware General Corporation Law restricts business combinations with any “interested stockholder” as defined by the statute. The statute could make it more difficult for a third party to acquire us, even if an acquisition would benefit our stockholders. Because HNC’s Board of Directors has approved the acquisition of HNC pursuant to the merger agreement with FICO, Section 203 of the Delaware General Corporation Law will not apply to our proposed business combination with FICO pursuant to the merger agreement.

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

     The notes are general unsecured obligations of HNC and are subordinated in right of payment to all of our existing and future senior indebtedness. In the event of our bankruptcy, liquidation or reorganization or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available to pay obligations on the notes only after all senior indebtedness has been paid. The notes are also effectively subordinated to the liabilities, including trade payables, of our subsidiaries. As of March 31, 2002, we had no outstanding senior indebtedness for purposes of the indenture, while our subsidiaries had approximately $10.7 million of outstanding indebtedness or other liabilities (excluding intercompany liabilities and liabilities of the type not required to be reflected on a balance sheet in accordance with generally accepted accounting principles) to which the notes would have been effectively subordinated. As a result, there may not be sufficient assets remaining to pay amounts due on any or all of the outstanding notes. In addition, we will not make any payments on the notes in the event of payment defaults on our senior indebtedness or other specified defaults on our designated senior indebtedness.

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

HNC SOFTWARE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands)

the subsidiary’s assets and any indebtedness of the subsidiary that is senior to ours. As a result, if we do not receive funds from our subsidiaries, we might not have sufficient funds to pay our obligations under the notes.

If we are not able to meet the requirements to purchase notes upon a change in control, note holders might not be repaid.

     Upon a change in control, as defined in the indenture under which we issued the notes, note holders may require us to purchase all or a portion of their notes. If a change in control were to occur, we might not have enough funds to pay the purchase price for all tendered notes. Our credit facility provides that a change in control constitutes an event of default. Future credit agreements or other agreements relating to our indebtedness may also provide that a change in control constitutes an event of default and additionally may prohibit the repurchase or redemption of the notes. If a change in control occurs at a time when we are prohibited from purchasing the notes, we could seek the consent of our lenders to purchase the notes or could attempt to refinance this debt. If we do not obtain a consent, we could not purchase the notes. Our failure to purchase tendered notes would constitute an event of default under the indenture, which might constitute a default under the terms of our other debt. In such circumstances, or if a change in control would constitute an event of default under our senior indebtedness, the subordination provisions of the indenture would limit or prohibit payments to note holders. The term “change in control” is limited to certain specified transactions and may not include other events that might harm our financial condition. For example, our proposed business combination with FICO pursuant to the merger agreement with FICO will not be a “change of control” because the merger agreement provides that 90% or more of the consideration payable to our stockholders in the Merger (excluding cash payments for fractional shares) will be shares of FICO common stock, which is traded on the New York Stock Exchange. Consequently, consummation of the Merger with FICO will not entitle holders of notes to require us to purchase their notes. Our obligation to offer to purchase the notes upon a change in control would not necessarily protect note holders in the event of a highly leveraged transaction, reorganization, merger or similar transaction involving us.

If a market for the notes is not maintained, the trading price of the notes could decline significantly.

     Since the issuance of the notes, the initial purchasers have made a market in the notes. However, the initial purchasers are not obligated to make a market and may discontinue this market-making activity at any time without notice. In addition, market-making activity by the initial purchasers is subject to the limits imposed by the Securities Act and the Exchange Act. As a result, a market for the notes may not be maintained. If an active market for the notes fails to develop or be sustained, the trading price of the notes could decline significantly.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates, foreign currency exchange rates and equity prices.

Interest Rate Risk

The fair value of our marketable securities available for sale at March 31, 2002 was $171.2 million. The objectives of our investment policy are the safety and preservation of invested funds, and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents, and investments available for sale with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure. Except for certain strategic equity investments, it is also our policy to maintain concentration limits and to invest only in allowable securities as determined by our management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year and that we must maintain liquidity positions. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars.

Foreign Currency Exchange Rate Risk

We mitigate our foreign currency risks principally by contracting primarily in U.S. dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short term operations of our subsidiaries are kept in the local currencies in which they do business, with excess funds transferred to our offices in the United States for investment. For the quarter ended March 31, 2002, 4.3% of our sales were denominated in currencies other than our functional currency, which is the U.S. dollar.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have received a copy of a complaint naming our current directors as defendants in a lawsuit filed in the Superior Court of the State of California, County of San Diego (Case No. GIC 787645). The named plaintiff in this suit is Douglas Tidwell and he seeks to act on behalf of a class of all holders of HNC’s common stock.

The complaint alleges, among other things, that HNC’s directors breached their fiduciary duties to HNC’s stockholders by approving the Agreement and Plan of Merger that HNC entered into with Fair, Isaac and Company, Incorporated (“Fair, Isaac”) on April 28, 2002 and that the individual defendants engaged in self-dealing in connection with their approval of this merger transaction. The complaint seeks injunctive relief only, including enjoining consummation of the merger transaction with Fair, Isaac. The complaint does not seek an award of monetary damages, but does seek an award of attorneys’ and experts’ fees.

HNC believes the allegations of this lawsuit are without merit, and expects that its directors will vigorously contest this action.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 26, 2002, our Board of Directors adopted a stockholder rights plan designed to protect the long-term value of HNC for its stockholders during any future unsolicited acquisition attempt. Under the rights plan, the Board declared a dividend of one preferred share purchase right for each share of our common stock outstanding on March 21, 2002 and further directed the issuance of one such right with respect to each share of our common stock that is issued after that date, except in certain circumstances. If a person or group acquires 20% or more of our common stock, or announces an intention to make a tender offer for our common stock, the completion of which would result in a person or group exceeding such 20% ownership level, then the rights will become exercisable and will be distributed. After distribution of the rights, each right may be exercised for 1/100 of a share of a newly designated Series A Junior Participating Preferred Stock at an exercise price of $125. The preferred stock has been structured so that the value of 1/100 of a share of preferred stock will approximate the value of one share of common stock. When the rights become exercisable, the holders of the rights (other than any acquiring person) will have the right to acquire shares of HNC common stock at a substantially discounted price. The rights will expire in March 21, 2012. HNC issued the rights in reliance upon the exemption from Section 5 of the Securities Act provided in Section 3(a)(9) of the Securities Act. In the event of a merger or other acquisition of HNC by an acquiring person, holders of the rights (other than any held by an acquiring person) will have the right to receive shares of common stock of the acquiring corporation at a substantially discounted price; however, this provision will not apply to the proposed business combination of HNC with FICO. Pursuant to an amendment to our stockholder rights plan approved by our board of directors, the rights will not become exercisable for shares of HNC common stock in connection with our proposed business combination with FICO and will expire and terminate immediately before that business combination becomes effective.

ITEM 5. OTHER INFORMATION

     Kyle Thomas, who most recently served as our Group Vice President, Global Sales, ceased to be employed by HNC as of May 3, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

The following exhibits are filed herewith:

Number	Description

10.01	Offer Letter dated February 13, 2002 between the Registrant and Charles Nicholls.
10.02	Employment Agreement dated April 1, 2002 between the Registrant and Charles Nicholls.
10.03	Employment Agreement dated April 1, 2002 between the Registrant and Kenneth Saunders.
10.04	Employment Agreement dated April 1, 2002 between the Registrant and Mary Burnside.
10.05	Employment Agreement dated April 1, 2002 between the Registrant and Michael Chiappetta.
10.06	Employment Agreement dated April 1, 2002 between the Registrant and John Mutch.

(b)	REPORTS FILED ON FORM 8-K

•	Report on Form 8-K, dated February 26, 2002 and filed March 7, 2002, reporting under Item 5 that the Board of Directors of HNC implemented a stockholders rights plan.

•	Report on Form 8-K, dated and filed February 14, 2002, reporting under Item 5 and Item 7 revised business information, segment data and management’s discussion and analysis of financial condition and results of operation data to conform to our new operating segment presentation and HNC’s press release announcing its results of operations for the fourth quarter of 2001 and for the year ended 2001.

•	Report on Form 8-K, dated and filed April 30, 2002, reporting under Item 5 and Item 7 the Agreement and Plan of Merger between the Registrant, Fair, Isaac and Company, and Northstar Acquisition Inc., entered into on April 28, 2002.

•	Report on Form 8-K, dated and filed May 8, 2002, reporting under Item 5 the receipt of a copy of a complaint naming its current directors as defendants in a lawsuit filed in the Superior Court of the State of California, County of San Diego (Case No. GIC 787645).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNC SOFTWARE INC.

Date: May 9, 2002	By:	/s/ Kenneth J. Saunders

Kenneth J. Saunders Chief Financial Officer and Secretary

(for Registrant as duly authorized officer and as Principal Financial Officer)

/s/ Russell C. Clark

Russell C. Clark Senior Vice President, Corporate Finance and Assistant Secretary

(for Registrant as Principal Accounting Officer)