Form 10-Q
period 2002-06-30
HNC SOFTWARE INC/DE
filed 2002-08-14
CIK 945093

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NUMBER 0-26146

HNC SOFTWARE INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0248788
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5935 CORNERSTONE COURT WEST
SAN DIEGO, CA 92121
(Address of principal executive offices, including zip code)
(858) 799-8000
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

AS OF JULY 31, 2002 THERE WERE 36,029,775 SHARES OF REGISTRANT’S COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HNC SOFTWARE INC.
CONSOLIDATED BALANCE SHEET
(In thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$128,384	$104,679
Marketable securities available for sale	122,301	113,231
Trade accounts receivable, net	41,419	38,969
Deferred income taxes	19,782	22,279
Other current assets	9,933	10,656

Total current assets	321,819	289,814
Marketable securities available for sale	61,509	95,815
Equity investments	9,519	9,219
Property and equipment, net	20,102	23,785
Goodwill, net	88,000	75,720
Intangible assets, net	32,321	42,942
Deferred income taxes	41,467	34,761
Other assets	6,264	5,970

	$581,001	$578,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$30,017	$29,716
Deferred revenue	9,030	8,807

Total current liabilities	39,047	38,523
Non-current liabilities	1,650	1,684
Convertible subordinated notes	150,000	150,000

Total liabilities	190,697	190,207

Contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value — 4,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value — 240,000 shares authorized; 35,982 and 35,432 shares issued and outstanding, respectively	36	35
Common stock in treasury, at cost — 0 and 49 shares, respectively	—	(3,251)
Paid-in capital	536,519	531,667
Accumulated deficit	(146,143)	(140,661)
Unearned stock-based compensation	(140)	(238)
Accumulated other comprehensive income	32	267

Total stockholders’ equity	390,304	387,819

	$581,001	$578,026

See accompanying notes to consolidated financial statements.

HNC SOFTWARE INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Quarters Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
License and maintenance	$38,951	$44,252	$80,028	$83,707
Services and other	18,212	14,770	32,432	29,285

Total revenues	57,163	59,022	112,460	112,992

Operating expenses:
License and maintenance(1)	12,185	11,702	24,525	23,161
Services and other	11,354	10,531	21,390	20,817
Research and development(2)	13,535	11,453	26,693	22,318
Sales and marketing(3)	10,320	10,212	22,085	20,832
General and administrative(4)	6,092	8,496	13,353	15,733
Transaction-related amortization and costs	6,144	13,889	10,628	27,579
Restructuring, impairment and other	(324)	2,960	897	2,960

Total operating expenses	59,306	69,243	119,571	133,400

Operating loss	(2,143)	(10,221)	(7,111)	(20,408)
Interest income	2,154	1,997	4,359	4,631
Interest expense	(2,166)	(19)	(4,354)	(167)
Other expense, net	3	(1,108)	(374)	(1,122)

Loss before income tax provision (benefit)	(2,152)	(9,351)	(7,480)	(17,066)
Income tax provision (benefit)	(781)	(3,343)	(1,998)	4,880

Net loss	$(1,371)	$(6,008)	$(5,482)	$(21,946)

Earnings per share:
Basic and diluted net loss per share	$(0.04)	$(0.17)	$(0.15)	$(0.65)

Shares used in computing basic and diluted net loss per share	35,816	34,767	35,687	33,830

(1)	Includes non-cash stock-based compensation expense of $18 and $7 for the quarter ended June 30, 2002 and 2001 respectively, and $36 and $14 for the six months ended June 30, 2002 and 2001, respectively.

(2)	Includes non-cash stock-based compensation expense of $3 and $18 for the quarter ended June 30, 2002 and 2001 respectively, and $10 and $54 for the six months ended June 30, 2002 and 2001, respectively.

(3)	Includes non-cash stock-based compensation expense of $6 and $13 for the quarter ended June 30, 2002 and 2001 respectively, and $12 and $28 for the six months ended June 30, 2002 and 2001, respectively.

(4)	Includes non-cash stock-based compensation expense of $9 and $143 for the quarter ended June 30, 2002 and 2001 respectively, and $153 and $271 for the six months ended June 30, 2002 and 2001, respectively.

See accompanying notes to consolidated financial statements.

HNC SOFTWARE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(5,482)	$(21,946)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	1,110	3,625
Depreciation and amortization	15,297	32,265
Loss on sale of assets	306	—
Other-than-temporary loss on investments	—	1,095
Impairment of assets in connection with restructuring	—	2,097
Non-cash stock-based compensation expense	211	367
Deferred income tax provision (benefit)	(1,972)	3,315
Changes in assets and liabilities:
Trade accounts receivable	(3,558)	(7,295)
Deferred income taxes	855	198
Other assets	158	2,142
Accounts payable and accrued liabilities	431	(8,240)
Other liabilities	(648)	—
Deferred revenue	779	(2,221)

Net cash provided by operating activities	7,487	5,402

Cash flows from investing activities:
Net sales (purchases) of marketable securities	25,589	(24,475)
Cash paid for equity investments	(300)	(250)
Acquisitions of property and equipment	(2,082)	(5,543)
Repayment of employee loans	—	1,500
Cash paid in asset acquisitions	(12,638)	(7,042)

Net cash provided by (used in) investing activities	10,569	(35,810)

Cash flows from financing activities:
Net proceeds from issuances of common stock	5,866	10,322
Payment of debt issuance costs	(142)	—
Proceeds from sales of receivables	—	500
Proceeds from repayments of stockholder notes	—	8,831
Payment of Retek spin-off costs	—	(6,863)

Net cash provided by financing activities	5,724	12,790

Effect of exchange rate changes on cash	(75)	(157)

Net increase (decrease) in cash and cash equivalents	23,705	(17,775)
Cash and cash equivalents at beginning of the period	104,679	69,271

Cash and cash equivalents at end of the period	$128,384	$51,496

See accompanying notes to consolidated financial statements.

HNC SOFTWARE INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(Unaudited and in thousands)

	COMMON STOCK		TREASURY STOCK				UNEARNED
					PAID-IN	ACCUMULATED	STOCK-BASED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	COMPENSATION

BALANCE AT DECEMBER 31, 2001	35,432	$35	49	$(3,251)	$531,667	$(140,661)	$(238)
Common stock options exercised	153	—	(49)	3,251	490
Common stock issued under Employee Stock Purchase Plan	397	1			2,125
Tax benefit from stock option transactions					2,124
Stock-based compensation expense					113		98
Unrealized loss on marketable securities, net of tax
Foreign currency translation adjustment, net of tax
Net loss						(5,482)

BALANCE AT JUNE 30, 2002	35,982	$36	—	$—	$536,519	$(146,143)	$(140)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	ACCUMULATED
	OTHER	TOTAL
	COMPREHENSIVE	STOCKHOLDERS'	COMPREHENSIVE
	INCOME	EQUITY	LOSS

BALANCE AT DECEMBER 31, 2001	$267	$387,819
Common stock options exercised		3,741
Common stock issued under Employee Stock Purchase Plan		2,126
Tax benefit from stock option transactions		2,124
Stock-based compensation expense		211
Unrealized loss on marketable securities, net of tax	(160)	(160)	(160)
Foreign currency translation adjustment, net of tax	(75)	(75)	(75)
Net loss		(5,482)	(5,482)

BALANCE AT JUNE 30, 2002	$32	$390,304	$(5,717)

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

New Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and therefore, does not meet the requirement for recognizing a liability and related expense. This Statement only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. The Company is required to adopt this statement for exit or disposal activities initiated after December 31, 2002. We have not yet determined the impact that our full adoption of SFAS No. 146 will have on our consolidated financial position, results of operations, or disclosures.

NOTE 2 — MERGER WITH FAIR, ISAAC AND COMPANY, INC.

On August 5, 2002, Fair, Isaac and Company, Incorporated (“Fair, Isaac”) acquired all of the outstanding common stock of HNC through a merger originally announced on April 28, 2002. Accordingly, HNC is now controlled by Fair, Isaac.

NOTE 3 — SALE OF PRODUCT LINE ASSETS

In March 2002, we sold to Open Solutions Inc. (“OSI”) substantially all assets associated with our Financial Accounting Manager product line, including all related software and intellectual property and certain property and equipment, for consideration consisting of a $500 promissory note payable to HNC. The note bears interest at the rate of 6.0% and is payable in full as to all principal and interest in March 2004. The assets sold to OSI in this transaction secure the note. In connection with this asset sale, we recorded a loss of $306, which is included in other expense, net in our consolidated statement of operations. At June 30, 2002, we maintained a $7,469 equity investment in OSI, resulting from prior investments in 1999 and 2000. This investment represents an approximate 4.8% ownership interest in OSI and is being accounted for using the cost method.

NOTE 4 — RESTRUCTURING, IMPAIRMENT AND OTHER

During the quarter ended March 31, 2002, we committed to the closure of an office facility and recorded estimated lease exit charges of $786, consisting of estimated future net lease cash obligations. Additionally during the quarter, we recorded $435 in charges related to the payment of cash severance benefits to 74 employees in connection with our closure of another office facility. During the quarter ended June 30, 2002, we recognized a partial net recovery of accrued restructuring charges of $587 based upon adjusted lease exit cost estimations related to certain facilities. Additionally during the quarter, we committed to the closure of an additional office facility and recorded estimated lease exit charges of $263, consisting of estimated future net lease cash obligations.

The following table summarizes our accrual for restructuring and impairment charges for the six months ended June 30, 2002:

		Six Months Ended
	Accrual at	June 30, 2002
	December 31,			Accrual at
	2001	Expense	Used	June 30, 2002

Employee separation	$—	$435	$(435)	$—
Facilities charges	1,751	462	(412)	1,801

	$1,751	$897	$(847)	$1,801

As of June 30, 2002, the remaining accrual for restructuring and impairment is $1,801, which primarily represents future facility lease cash obligations, net of estimated sublease income. Such facility lease commitments end in 2004.

NOTE 5 — ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

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

As required by FAS 142, we have determined that our reporting units are the same as our reportable segments, or the product suites of our Critical Action Platform: the Efficiency, Risk, and Opportunity Suites (refer to Note 7 — Segment Data). In addition, we were required to assess whether goodwill within our reporting units was impaired at the date of the adoption of this pronouncement using a two-step transitional impairment test. We completed the first of these steps during the quarter ended June 30, 2002 and have determined that no impairment of goodwill existed on January 1, 2002. Accordingly, we are not required to complete the second step of the impairment test.

For comparative purposes, the following table summarizes reported results for the quarter and six months ended June 30, 2001, adjusted to exclude amortization of goodwill, assembled workforce and customer base intangible assets:

	Quarter Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Net income (loss):
As reported	$(6,008)	$(21,946)
Amortization of goodwill, assembled workforce and customer base, net of tax impact	6,842	24,422

As adjusted	$834	$2,476

Basic and diluted net income (loss) per share:
As reported	$(0.17)	$(0.65)
Amortization of goodwill, assembled workforce and customer base, net of tax impact, plus impact of dilutive share equivalents	.19	.72

As adjusted	$.02	$.07

The following table summarizes the gross and net of accumulated amortization carrying amounts of intangible assets subject to amortization as of June 30, 2002:

	Gross Carrying Amount at June 30, 2002	Net Carrying Amount at June 30, 2002

Intangible assets:
Acquired software development costs	$58,744	$28,715
Customer contracts	3,365	1,831
Covenants not to compete	3,666	1,313
Other	719	462

	$66,494	$32,321

Intangible asset amortization expense during the quarter and six months ended June 30, 2002 totaled $4,716 and $9,029, respectively.

NOTE 6 — EARNINGS PER SHARE DATA

For the quarters ended June 30, 2002 and 2001, weighted average options and warrants to purchase 996 and 1,991 shares of common stock, respectively, and Employee Stock Purchase Plan common stock equivalents of 91 and 177 shares of common stock, respectively, were not included in the computation of diluted net loss per common share as their effect in these periods would have been anti-dilutive. Additionally, the assumed conversion of our convertible subordinated notes outstanding during the quarter ended June 30, 2002 into 5,208 shares of common stock was excluded from the calculation of diluted net loss per common share as the effect of such note conversion would have been anti-dilutive.

For the six months ended June 30, 2002 and 2001, weighted average options and warrants to purchase 896 and 2,114 shares of common stock, respectively, and Employee Stock Purchase Plan common stock equivalents of 76 and 140 shares of common stock, respectively, were not included in the computation of diluted net loss per common share as their effect in these periods would have been anti-dilutive. Additionally, the assumed conversion of our convertible subordinated notes outstanding during the six months ended June 30, 2002 and 2001 into 5,208 and 546 shares of common stock, respectively, was excluded from the calculation of diluted net loss per common share as the effect of such note conversion would have been anti-dilutive.

NOTE 7 — SEGMENT DATA

Our reportable segments reflect the method in which management primarily organizes and evaluates internal financial information to make operating decisions and assess performance, based upon the product suites of our Critical Action Platform. Segment information for the quarters and six months ended June 30, 2001 has been restated to conform to our current segment presentation.

Our Critical Action Platform consists of our Efficiency, Risk and Opportunity Suites. Our Efficiency Suite helps companies reduce their costs and improve the quality of their business decisions by automating complex, previously labor-intensive decision processes, such as new account application and medical claims processing. This allows companies to simultaneously reduce costs and increase the speed of the customer acquisition process. In addition, our Efficiency Suite allows companies to process large quantities of applications and claims in real time through multiple acquisition and delivery channels. Our Risk Suite enables companies to analyze the risks associated with acquiring, managing and retaining customers by analyzing patterns in customer transactions, and includes analysis of fraud and bad debt. Our Opportunity Suite enables companies to analyze the opportunities associated with acquiring, managing, and retaining customers by analyzing patterns in customer transactions. The Opportunity Suite can maximize customer profitability by providing cross-sell and up-sell and retention activities and focusing marketing efforts on more profitable customers. Additionally, our “Other” segment category includes our Advanced Technology Solutions group, which primarily conducts research and development for the United States Government and other internally funded projects, as well as other miscellaneous products.

The accounting policies of our operating segments are the same as those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. We do not identify or allocate our assets by operating segment. Accordingly, segment asset information is not disclosed.

Segment revenues and segment contribution margins for the periods indicated are as follows (unaudited):

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Efficiency Suite
Total revenues	29,765	27,498	59,764	54,056
Direct segment operating expenses(1)	(17,721)	(15,029)	(34,644)	(29,517)

Segment contribution margin	$12,044	$12,469	$25,120	$24,539

Risk Suite
Total revenues	21,571	23,735	38,988	42,290
Direct segment operating expenses(1)	(6,405)	(5,594)	(12,378)	(11,343)

Segment contribution margin	$15,166	$18,141	$26,610	$30,947

Opportunity Suite
Total revenues	4,607	6,767	11,632	14,487
Direct segment operating expenses(1)	(5,290)	(3,012)	(9,797)	(6,420)

Segment contribution margin	$(683)	$3,755	$1,835	$8,067

Other
Total revenues	1,220	1,022	2,076	2,159
Direct segment operating expenses (1)	(1,165)	(1,607)	(1,986)	(3,471)

Segment contribution margin	$55	$(585)	$90	$(1,312)

Total segment contribution margin	$26,582	$33,780	$53,655	$62,241

Reconciliation to operating loss:
Total segment margin	$26,582	$33,780	$53,655	$62,241
Indirect operating expenses (2)	(22,869)	(26,971)	(49,030)	(51,743)
Stock-based compensation expense	(36)	(181)	(211)	(367)
Transaction-related amortization and costs	(6,144)	(13,889)	(10,628)	(27,579)
Restructuring, impairment and other	324	(2,960)	(897)	(2,960)

Total operating loss	$(2,143)	$(10,221)	$(7,111)	$(20,408)

(1)	Direct segment operating expenses generally include direct costs such as direct labor costs related to product research and development, sales and marketing activities, direct support and installation costs, and other product-specific costs of sales. Direct segment operating expenses generally reflect only direct controllable expenses associated with each segment’s line of business.

(2)	Indirect operating expenses generally consist of costs not directly attributable to a segment, such as general and administrative expenses, corporate marketing expenses, depreciation and amortization, facilities expenses, information technology overhead costs, and other indirect, non-product specific costs.

NOTE 8 — ACQUISITIONS AND PRO FORMA RESULTS OF OPERATIONS

In May 2002, we acquired substantially all of the assets and assumed certain liabilities of Indemni-Med Management, LLC (“Indemni-Med”) for a cash purchase price of $5,250. We placed $525 of the cash purchase price into escrow to secure potential future indemnification obligations of the seller to HNC. Indemni-Med is a provider of insurance bill review and case management services. We accounted for this transaction as a business acquisition and applied the purchase method of accounting, which resulted in a total purchase price of $5,455. The excess of this amount over the net tangible assets assumed was $5,239, of which we allocated $4,109 to goodwill, $690 to software development costs, $386 to customer contracts, and $54 to covenants not to compete.

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

In January 2002, we acquired the Virdix software product line from Trajecta, Inc., a wholly owned subsidiary of Pavilion Technologies Inc., for a cash purchase price of $6,000 plus additional contingent cash consideration if certain financial performance criteria are met with respect to this product during the twelve-month period following the acquisition. We placed $255 of the cash purchase price into escrow to secure potential future indemnification obligations of the seller to HNC. Virdix is an integrated analytics framework for data visualization and optimization modeling that enables businesses to develop the optimal actions to take to maximize lifetime customer value. We accounted for this transaction as an asset purchase and applied the purchase method of accounting, which resulted in a total purchase price of $6,141. The excess of this amount over net tangible assets assumed was $6,099, of which we allocated $5,557 to software development costs and $542 to covenants not to compete.

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

The following table summarizes the unaudited pro forma results of our operations for the six months ended June 30, 2002 and 2001 as if each of the above-referenced business acquisitions had occurred on January 1, 2001, instead of their respective later acquisition dates:

	Six Months Ended

	June 30, 2002		June 30, 2001

		Pro Forma		Pro Forma
	Historical	Combined	Historical	Combined

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total revenues	$112,460	$114,360	$112,992	$133,951
Net loss	(5,482)	(5,739)	(21,946)	(44,853)
Basic and diluted net loss per share	$(0.15)	$(0.16)	$(0.65)	$(1.33)

NOTE 9 — STOCK-BASED COMPENSATION

Stock-based compensation expense totaled $36 and $181 during the quarters ended June 30, 2002 and 2001, respectively. This expense consisted of the amortization of unearned stock-based compensation totaling $36 and $45, respectively, during the quarters ended June 30, 2002 and 2001, along with one-time charges associated with option award modifications totaling $136 during the quarter ended June 30, 2001. Stock-based compensation expense totaled $211 and $367 during the six months ended June 30, 2002 and 2001, respectively. This expense consisted of the amortization of unearned stock-based compensation totaling $75 and $113, respectively, and one-time charges associated with option award modifications totaling $136 and $254, respectively, during the six months ended June 30, 2002 and 2001.

NOTE 10 — CONTINGENCIES

Various claims arising in the course of business, seeking monetary damages and other relief, are pending. We believe that these claims will not result in a material negative impact on our results of operations, liquidity, or financial condition. However, the amount of the liability associated with these claims, if any, cannot be determined with certainty.

NOTE 11 — SUBSEQUENT EVENTS

On August 5, 2002, Fair, Isaac completed its acquisition of HNC. Refer to Note 2 for further information.

HNC SOFTWARE INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section contains forward-looking statements about anticipated future events or results that are not historical facts but rather express our current expectations, estimates and projections about the future of our business and industry, and are based upon our beliefs and assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements also include, among other things, statements about our anticipated future costs and operating expenses and our future capital needs. These statements are not guarantees or assurances of our future performance and are subject to numerous risks and uncertainties, many of which are beyond our control, are difficult to predict and could cause our actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described under the heading “Risk Factors” and elsewhere in this report. Forward-looking statements may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report. Except as may be required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

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

HNC’s offerings consist of the HNC Critical Action Platform and three suites of Critical Action Software — our Opportunity Suite, Risk Suite and Efficiency Suite. Our Critical Action Software consists of the following three suites, along which our reportable segments are organized internally:

•	The HNC Efficiency Suite. The products in this suite help our customers reduce their costs and improve the quality of their business decisions by automating complex, previously labor-intensive decision processes, such as new account application and medical claims processing. HNC Efficiency Suite applications can improve the efficiency of a company’s personnel, particularly its executives and managers, by automating business policies and streamlining workflows. Our software sorts intelligently, makes sophisticated decisions based on complex data and all facets of the business, automatically takes the critical action needed, or routes information to appropriate persons for further review. The products in the Efficiency Suite handle insurance claims, process new account applications and process relationship management actions for financial services and telecommunications companies.

•	The HNC Risk Suite. The products in this suite help improve our customers’ profitability by intelligently predicting the accuracy and validity of transactions to protect them and their customers from fraud and similar losses. HNC Risk Suite applications can analyze millions of customer transactions in milliseconds and generate a recommendation for immediate action critical to stopping fraud and abuse. These applications also detect organized fraud schemes that are too complex and well hidden to be identified by other methods. This suite is designed to detect and prevent credit and debit payment card fraud, identity fraud, telecommunications subscription fraud, healthcare fraud, Medicaid and Medicare fraud, and workers’ compensation fraud. It protects merchants, financial institutions, insurance companies, telecommunications carriers, government agencies and employers. The HNC Risk Suite includes applications for predicting bankruptcy, identifying money laundering and reducing bad debt.

•	The HNC Opportunity Suite. The products in this suite provide our customers opportunities to derive incremental revenue by optimizing their marketing decisions and improving their interactions with their customers. Our products are designed to help our customers with customer acquisition, customer retention, product pricing and cross-selling.

Our revenues and operating results have varied significantly in the past and we have experienced net losses. We expect fluctuations in our operating results to continue for the foreseeable future. As a result, we believe that investors should not rely on period-to-period comparisons of our financial results as an indication of our future performance. Further, we derive a substantial portion of our revenues from our Falcon Fraud Manager, Decision Manager for Medical Bill Review and Outsourced Bill Review products and services. Our Falcon Fraud Manager, Decision Manager for Medical Bill Review and Outsourced Bill Review products and services in the aggregate accounted for 42.8% of our total revenues in the first six months of 2002. Falcon Fraud Manager revenues accounted for 22.3% of total revenues for the six months ended June 30, 2002 and our combined Decision Manager for Medical Bill Review products and Outsourced Bill Review services accounted for 20.5% of total revenues in the same period. We expect these products and services will continue to account for a substantial portion of our total revenues for the foreseeable future. Our revenue will decline if the market does not continue to accept these products and services.

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

On August 5, 2002, Fair, Isaac and Company, Incorporated (“Fair, Isaac”) acquired all of the outstanding common stock of HNC through a merger originally announced on April 28, 2002. Accordingly, HNC is now controlled by Fair, Isaac.

A certification with respect to this report on Form 10-Q by our Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002, has been submitted to the SEC as additional correspondence accompanying this report.

Revenues

Our revenues are comprised of license and maintenance revenues and services and other revenues. Our total revenues for the second quarter of 2002 were $57.2 million, a decrease of $1.8 million, or 3.1%, over revenues of $59.0 million for the second quarter of 2001. Our total revenues for the six months ended June 30, 2002 were $112.5 million, a decrease of $0.5 million, or 0.5%, over revenues of $113.0 million for the six months ended June 30, 2001.

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

QUARTER ENDED JUNE 30, 2002

License and maintenance revenues were $39.0 million for the second quarter of 2002, a decrease of $5.3 million, or 12.0%, as compared to license and maintenance revenues of $44.3 million for the second quarter of 2001. The decrease in license and maintenance revenues was attributable primarily to a $4.7 million decrease in Risk segment revenues and a $1.6 million decrease in Opportunity segment revenues, partially offset by a $1.3 million increase in Efficiency segment revenues. The increase in ourEfficiency segment revenues of $1.3 million was attributable primarily to $4.3 million of incremental revenues resulting from our acquisition of the assets of the Blaze Advisor business unit in the third quarter of 2001, partially offset by a $2.3 million decrease in Decision Manager for Medical Bill Review revenues and a $0.7 million net decrease in various other Efficiency segment product revenues. The decrease in Decision Manager for Medical Bill Review revenues was attributable in part to two customer pricing changes that converted existing customer contracts from recurring transactionally-based fees to one-time fixed fees recognized in full during the prior year quarter ended June 30, 2001, and to transactionally-based revenue declines due to the loss of a significant customer. The decrease in ourRisk segment revenues of $4.7 million was attributable primarily to a $3.0 million decrease in Falcon Fraud Manager revenues and a $1.7 million decrease in Fraud Manager for Telecommunications revenues. These decreases were attributable in part to two customer pricing changes that converted existing customer contracts from recurring transactionally-based fees to one-time fixed fees recognized in full during the prior year quarter. The decrease in our Opportunity segment revenues of $1.6 million was attributable primarily to a decrease in revenues associated with our Profitability Predictor product, principally due to our recognition in the prior year period of termination fees related to a customer that sold its credit card portfolio and therefore no longer had a use for our product.

SIX-MONTHS ENDED JUNE 30, 2002

License and maintenance revenues were $80.0 million for the six months ended June 30, 2002, a decrease of $3.7 million, or 4.4%, as compared to license and maintenance revenues of $83.7 million for the six months ended June 30, 2001. The decrease in license and maintenance revenues was attributable primarily to a $4.8 million decrease in Risk segment revenues, a $3.8 million decrease in Opportunity segment revenues and a $0.6 million decrease in Other segment product revenues, partially offset by a $5.6 million increase in Efficiency segment revenues. The increase in our Efficiency segment revenues of $5.6 million was attributable primarily to $9.5 million of incremental revenues resulting from our acquisition of the assets of the Blaze Advisor business unit in the third quarter of 2001, partially offset by a $3.6 million decrease in Decision Manager for Medical Bill Review revenues. The decrease in Decision Manager for Medical Bill Review revenues was attributable in part to two customer pricing changes that converted existing customer contracts from recurring transactionally-based fees to one-time fixed fees recognized in full during the prior year period, and to transactionally-based revenue declines due to the loss of a significant customer. The decrease in our Risk segment revenues of $4.8 million was attributable primarily to a $1.7 million decrease in Falcon Fraud Manager revenues, a $1.9 million decrease in Fraud Manager for Telecommunications revenues, and a $0.5 million decrease in both CardAlert Fraud Manager and Risk Manager for Acquirers product revenues. The decreases in Falcon Fraud Manager and Fraud Manager for Telecommunications revenues were attributable in part to two customer pricing changes that converted existing customer contracts from recurring transactionally-based fees to one-time fixed fees recognized in full during the prior year period. The decrease in our Opportunity segment revenues of $3.8 million was attributable primarily to a $5.6 million decrease in revenues associated with our Profitability Predictor product, partially offset by a $1.8 million increase in Profit Manager revenues. The decrease in Profitability Predictor product revenues was attributable primarily to a customer pricing change that converted an existing customer contract from recurring transactionally-based fees to a one-time fixed fee recognized in full during the prior year period and to our recognition in the prior year period of termination fees related to a customer that sold its credit card portfolio and therefore no longer had a use for our product. The $0.6 million decrease in our Other segment product revenues was attributable primarily to a decrease in revenues associated with our former Intelligent Response product line.

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

QUARTER ENDED JUNE 30, 2002

Services and other revenues were $18.2 million for the second quarter of 2002, an increase of $3.4 million, or 23.3%, as compared to services and other revenues of $14.8 million for the second quarter of 2001. This $3.4 million increase in services and other revenues was attributable primarily to a $1.0 million increase in Efficiency segment revenues and a $2.5 million increase in Risk segment revenues. The $1.0 million increase in our Efficiency segment was attributable primarily to a $1.1 million increase in Blaze Advisor consulting revenues resulting from our acquisition of the assets of the Blaze Advisor business unit in the third quarter of 2001. The increase in our Risk segment of $2.5 million was attributable primarily to an increase in fraud consulting service revenues, including $2.3 million in incentive fees earned under a fraud consulting service engagement.

SIX-MONTHS ENDED JUNE 30, 2002

Services and other revenues were $32.4 million for the six months ended June 30, 2002, an increase of $3.1 million, or 10.7%, as compared to services and other revenues of $29.3 million for the six months ended June 30, 2001. This $3.1 increase in services and other revenues was attributable primarily to a $0.1 million increase in Efficiency segment revenues, a $1.5 million increase in Risk segment revenues, a $1.0 million increase in Opportunity segment revenues and a $0.5 million increase in Other segment revenues. The $0.1 million increase in our Efficiency segment was attributable primarily to a $2.0 million increase in Blaze Advisor consulting services revenues, offset by a $1.0 million decrease in revenues from Decision Manager for Financial Applications implementations and a $0.8 million decrease in Outsourced Bill Review Services revenues, primarily due to a reduction in bill review volumes associated with a significant customer. The increase in our Risk segment of $1.5 million was attributable primarily to a $2.7 million increase in fraud consulting service revenues, which included $2.3 million in incentive fees earned under a fraud consulting service engagement, partially offset by a $1.3 million decrease in Falcon Fraud Manager implementation revenues. The $1.0 million increase in our Opportunity segment was attributable primarily to $1.2 million in incremental Marketing Service Provider (MSP) revenues, resulting from our acquisition of the MSP business from Chordiant Software in the third quarter of 2001. The $0.5 million increase in Other segment revenues was attributable primarily to an increase in revenues from government consulting services.

Cost of Revenues

License and Maintenance Cost of Revenues

QUARTER ENDED JUNE 30, 2002

License and maintenance costs primarily represent our expenses for personnel engaged in customer support, travel to customer sites and documentation materials. In absolute dollars, license and maintenance costs of revenues increased by $0.5 million, from $11.7 million in the second quarter of 2001 to $12.2 million in the second quarter of 2002. License and maintenance cost of revenues, as a percentage of license and maintenance revenues, increased from 26.4% in the second quarter of 2001 to 31.3% in the second quarter of 2002, or 4.8%. This percentage increase was attributable primarily to a decrease in lower-cost revenues associated with Falcon Fraud Manager, Fraud Manager for Telecommunications and Profitability Predictor products in the second quarter of 2002, along with a decrease in revenues and increased customer support costs associated with Decision Manager for Medical Bill Review products. Contributing to this percentage increase was our recognition of incremental license fees associated with customer pricing changes during the prior year quarter, including those related to Decision Manager-Medical Bill Review, Falcon Fraud Manager and Fraud Manager for Telecommunications products, along with our recognition during the prior year quarter of Profitability Predictor termination fees associated with a customer that sold its credit card portfolio and therefore no longer had a use for our product. This percentage increase was partially offset by an increase in license fee revenues related to our Blaze Advisor product, which had minimal associated costs.

SIX-MONTHS ENDED JUNE 30, 2002

In absolute dollars, license and maintenance costs of revenues increased by $1.3 million, from $23.2 million in the six months ended June 30, 2001 to $24.5 million in the six months ended June 30, 2002. License and maintenance cost of revenues, as a percentage of license and maintenance revenues, increased from 27.7% in the six months ended June 30, 2001 to 30.6% in the six months ended June 30, 2002, or 2.9%. This percentage increase was attributable primarily to a decrease in lower-cost revenues associated with Falcon Fraud Manager, Fraud Manager for Telecommunications and Profitability Predictor products in the first six months of 2002, along with a decrease in revenues and increased customer supports costs associated with Decision Manager for Medical Bill Review products. Contributing to this percentage increase was our recognition of incremental license fees associated with customer pricing changes during the prior year quarter, including those related to Decision Manager-Medical Bill Review, Falcon Fraud Manager and Fraud Manager for Telecommunications products, along with our recognition during the prior year period of Profitability Predictor termination fees associated with a customer that sold its credit card portfolio and therefore no longer had a use for our product. This percentage increase was partially offset by an increase in license fee revenues related to our Blaze Advisor and Profit Manager products, which had minimal associated costs.

Services and Other Cost of Revenues

QUARTER ENDED JUNE 30, 2002

Services and other expenses consist of personnel and other expenses associated with providing installation and implementation services and performing development, consulting, and research development contracts, and the costs associated with hosted service operations. In absolute dollars, services and other costs of revenues increased by $0.9 million, from $10.5 million in the second quarter of 2001 to $11.4 million in the second quarter of 2002. Services and other cost of revenues, as a percentage of services and other revenues, decreased by 9.0% from 71.3% to 62.3%. This percentage decrease was attributable primarily to our recognition of $2.3 million in incentive fees relating to a fraud consulting service engagement, with no associated incremental costs, an increase in lower-cost Blaze consulting revenues and to improved cost efficiencies related to Outsourced Bill Review Services revenues and Decision Manager for Financial Applications product implementation revenues.

SIX-MONTHS ENDED JUNE 30, 2002

In absolute dollars, services and other costs of revenues increased by $0.6 million, from $20.8 million in the six months ended June 30, 2001 to $21.4 million in the six months ended June 30, 2002. Services and other cost of revenues, as a percentage of services and other revenues, decreased by 5.1% from 71.1% to 66.0%. This percentage decrease was attributable primarily to our recognition of $2.3 million in incentive fees relating to a fraud consulting service engagement, with no associated incremental costs, an increase in lower-cost Blaze consulting revenues and to improved cost efficiencies associated with Decision Manager for Financial Applications product implementation revenues.

Research and Development Expense

QUARTER ENDED JUNE 30, 2002

Research and development expenses consist primarily of salaries and other personnel-related expenses, subcontracted development services, depreciation of development equipment and supplies. Research and development expenses increased by $2.0 million, or 18.2%, from $11.5 million during the second quarter of 2001 to $13.5 million during the second quarter of 2002. This increase was attributable primarily to an increase in staffing and related costs to support new product development activities, including primarily Blaze Advisor product development initiatives, resulting from our acquisition of the assets of the Blaze Advisor business unit in the third quarter of 2001, and initiatives related to the development of our Critical Action Platform. We anticipate that research and development expenses will increase in dollar amount and could increase as a percentage of total revenues for the foreseeable future.

SIX-MONTHS ENDED JUNE 30, 2002

Research and development expenses increased by $4.4 million, or 19.6%, from $22.3 million during the six months ended June 30, 2001 to $26.7 million during the six months ended June 30, 2002. This increase was attributable primarily to an increase in staffing and related costs to support new product development activities, including primarily Blaze Advisor product development initiatives, resulting from our acquisition of the assets of the Blaze Advisor business unit in the third quarter of 2001, and initiatives related to the development of our Critical Action Platform. We anticipate that research and development expenses will increase in dollar amount and could increase as a percentage of total revenues for the foreseeable future.

Sales and Marketing Expense

QUARTER ENDED JUNE 30, 2002

Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel, entertainment, trade shows and promotional expenses. Sales and marketing expenses remained relatively flat, increasing by $0.1 million, or 1.1%, from $10.2 million during the second quarter of 2001 to $10.3 million during the second quarter of 2002. This increase was attributable primarily to increases in staffing related to the expansion of direct sales and marketing personnel, including that resulting from of our acquisition of the assets of the Blaze Advisor business unit in the third quarter of 2001, partially offset by reduced expenditures associated with marketing-related travel. We expect sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future. These expenses could also increase as a percentage of total revenues as we continue to develop a direct sales force in international markets and expand our domestic sales and marketing organization and increase the breadth of our product lines.

SIX-MONTHS ENDED JUNE 30, 2002

Sales and marketing expenses increased by $1.3 million, or 6.0%, from $20.8 million during the six months ended June 30, 2001 to $22.1 million during the six months ended June 30, 2002. This increase was attributable primarily to increases in staffing related to the expansion of direct sales and marketing personnel, including that resulting from of our acquisition of the assets of the Blaze Advisor business unit in the third quarter of 2001. Also contributing to the increase were incremental costs related to trade shows, which were partially offset by reduced expenditures associated with marketing-related travel and outside services. We expect sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future. These expenses could also increase as a percentage of total revenues as we continue to develop a direct sales force in international markets and expand our domestic sales and marketing organization and increase the breadth of our product lines.

General and Administrative Expense

QUARTER ENDED JUNE 30, 2002

General and administrative expenses consist primarily of personnel costs for finance, contract administration, human resources and general management, as well as insurance and professional services expenses. General and administrative expenses decreased by $2.4 million, or 28.3%, from $8.5 million during the second quarter of 2001 to $6.1 million during the second quarter of 2002. This decrease was attributable primarily to a decrease in our provision for doubtful accounts and to a decrease in legal and other professional service fees quarter over quarter.

SIX-MONTHS ENDED JUNE 30, 2002

General and administrative expenses decreased by $2.3 million, or 15.1%, from $15.7 million during six months ended June 30, 2001 to $13.4 million during the six months ended June 30, 2002. This decrease was attributable primarily to a decrease in our provision for doubtful accounts, and was partially offset by an increase in legal and other professional service fees period over period.

Transaction-Related Amortization and Costs

QUARTER AND SIX MONTHS ENDED JUNE 30, 2002

Transaction-related amortization and costs primarily include acquisition-related amortization associated with our intangible assets, as well as the amortization of goodwill prior to our adoption of FAS 142 on January 1, 2002. Transaction-related amortization and costs decreased by $7.8 million, or 55.8%, from $13.9 million in the second quarter of 2001 to $6.1 million in the second quarter of 2002, and decreased by $17.0 million, or 61.5%, from $27.6 million in the six months ended June 30, 2001 to $10.6 million in the six months ended June 30, 2002, principally because of our adoption of FAS 142.

As a result of the adoption of FAS 142, we discontinued the amortization of goodwill on January 1, 2002 including goodwill resulting from the reclassification of net book values associated with our assembled workforce and customer base intangible assets. The decrease in transaction-related amortization and costs resulting from our adoption of FAS 142 was offset in part by incremental intangible asset amortization in the first and second quarters of 2002 resulting from our business and asset acquisitions in the second and third quarters of 2001 and the first and second quarters of 2002. For further information regarding our adoption of FAS 142, see Note 5 of Notes to Consolidated Financial Statements in this report.

Restructuring, Impairment and Other

QUARTER AND SIX MONTHS ENDED JUNE 30, 2002

During the quarter ended March 31, 2002, we committed to the closure of an office facility and recorded estimated lease exit charges of $786, consisting of estimated future net lease cash obligations. Additionally during the quarter, we recorded $435 in charges related to the payment of cash severance benefits to 74 employees in connection with our closure of another office facility. During the quarter ended June 30, 2002, we recognized a partial net recovery of accrued restructuring charges of $587 based upon adjusted lease exit cost estimations related to certain facilities. Additionally during the quarter, we committed to the closure of an additional office facility and recorded estimated lease exit charges of $263, consisting of estimated future net lease cash obligations.

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

Interest Income

QUARTER AND SIX MONTHS ENDED JUNE 30, 2002

Interest income increased to $2.2 million during the quarter ended June 30, 2002 from $2.0 million during the quarter ended June 30, 2001, and decreased to $4.4 million during the six months ended June 30, 2002 from $4.6 million during the six months ended June 30, 2001. The period over period fluctuations are primarily reflective of higher average cash and investment balances during the quarter and six months ended June 30, 2002 and lower interest and income yields due to market conditions.

Interest Expense

QUARTER AND SIX MONTHS ENDED JUNE 30, 2002

Interest Expense increased to $2.2 million during the quarter ended June 30, 2002 from less than $0.1 million during the quarter ended June 30, 2001, and increased to $4.4 million during the six months ended June 30, 2002 from $0.2 million during the six months ended June 30, 2001. The increase in interest expense during these periods is attributable primarily to interest associated with our 5.25% convertible subordinated notes aggregating $150.0 million, which we issued in the third quarter of 2001.

Other Expense, Net

QUARTER AND SIX MONTHS ENDED JUNE 30, 2002

Other expense, net decreased to less than $0.1 million during the quarter ended June 30, 2002 from $1.1 million during the quarter ended June 30, 2001, and decreased to $0.4 million during the six months ended June 30, 2002 from $1.1 million during the six months ended June 30, 2001. These decreases are attributable primarily to our recognition of a $1.1 million charge during the quarter ended June 30, 2001 in connection with the write-down of certain equity investments during the second quarter of 2001.

Income Taxes

QUARTER AND SIX MONTHS ENDED JUNE 30, 2002

We recorded a benefit for income taxes of $0.8 million during the quarter ended June 30, 2002 as compared to a benefit of $3.3 million during the quarter ended June 30, 2001. We recorded an income tax benefit of $2.0 million for the six months ended June 30, 2002 as compared to an income tax provision of $4.9 million for the six months ended June 30, 2001. These fluctuations are attributable primarily to our application of effective tax rates based on forecasted annual pre-tax income for 2002 to pre-tax losses for the quarter and six-month periods ended June 30, 2002, the impact of our adoption of FAS 142 on January 1, 2002, which resulted in the elimination of our amortization of non-deductible goodwill and certain other intangible assets beginning in 2002, and to increased research and development credits generated in 2002.

Stock-Based Compensation Expense

QUARTER AND SIX MONTHS ENDED JUNE 30, 2002

Stock-based compensation expense totaled $36 and $181 during the quarters ended June 30, 2002 and 2001, respectively. This expense consisted of the amortization of unearned stock-based compensation totaling $36 and $45, respectively, during the quarters ended June 30, 2002 and 2001, along with one-time charges associated with option award modifications totaling $136 during the quarter ended June 30, 2001. Stock-based compensation expense totaled $211 and $367 during the six months ended June 30, 2002 and 2001, respectively. This expense consisted of the amortization of unearned stock-based compensation totaling $75 and $113, respectively, and one-time charges associated with option award modifications totaling $136 and $254, respectively, during the six months ended June 30, 2002 and 2001.

Segment Contribution Margin

Segment contribution margin for the quarters and six months ended June 30, 2002 and 2001 is reported in Note 7 of Notes to Consolidated Financial Statements in this report.

QUARTER ENDED JUNE 30, 2002

Segment contribution margin for our Efficiency segment decreased from $12.5 million for the quarter ended June 30, 2001 to $12.0 million for the quarter ended June 30, 2002, and as a percentage of segment revenues decreased from 45.3% to 40.5%. The absolute dollar decrease was attributable to an increase in segment revenues, offset by a larger increase in direct segment operating expenses. The segment contribution margin percentage decrease was attributable primarily to decreased revenues and increased customer support costs related to our Decision Manager for Medical Bill Review products, including the impact of our prior year recognition of incremental license fees associated with Decision Manager for Medical Bill review product customer pricing changes, and to lower contribution margins associated with our Blaze Advisor business unit as a whole, resulting from our acquisition of this business unit in the third quarter of 2001. These decreases were partially offset by increased cost efficiencies associated with Decision Manager for Financial Applications product implementations.

Segment contribution margin for our Risk segment decreased from $18.1 million for the quarter ended June 30, 2001 to $15.2 million for the quarter ended June 30, 2002, and as a percentage of segment revenues decreased from 76.4% to 70.3%. The absolute dollar decrease was attributable to a decrease in segment revenues and to an increase in direct segment operating expenses. The segment contribution margin percentage decrease was attributable primarily to our prior year recognition of incremental license fees associated with Falcon Fraud Manager and Fraud Manager for Telecommunications product customer pricing changes, partially offset by increased margins associated with fraud consulting service revenues during the quarter ended June 30, 2002, primarily due to our recognition of incentive fees earned during the quarter. Also contributing to the segment margin decrease was an increase in research and development spending on Risk segment products. We expect that direct segment research and development costs in the Risk segment will increase in absolute dollars and could increase as a percentage of Risk segment revenues for the foreseeable future.

Segment contribution margin for our Opportunity segment decreased from a $3.8 million positive margin for the quarter ended June 30, 2001 to a $0.7 million negative margin for the quarter ended June 30, 2002, and as a percentage of segment revenues decreased from 55.5% to negative 14.8%. The absolute dollar decrease was attributable to a decrease in segment revenues and to an increase in direct segment operating expenses. The segment contribution margin percentage decrease was attributable primarily to our prior year recognition of Profitability Predictor termination fees associated with a customer that sold its credit card portfolio and therefore no longer had a use for our product, and to an increase in research and development spending on Opportunity segment products quarter over quarter. We expect that direct segment research and development costs in the Opportunity segment will increase in absolute dollars and could increase as a percentage of Opportunity segment revenues for the foreseeable future.

Segment contribution margin for our Other segment improved from negative $0.6 million for the quarter ended June 30, 2001 to approximately break-even for the quarter ended June 30, 2002, and as a percentage of segment revenues increased improved from loss of 57.2% to a margin of 4.5%. The absolute dollar and percentage increases were attributable primarily to an increase in government service revenues, a decrease in segment revenues associated with our former Intelligent Response product line, and an overall decrease in direct segment operating costs, primarily related to the former Intelligence Response product line.

SIX MONTHS ENDED JUNE 30, 2002

Segment contribution margin for our Efficiency segment increased from $24.5 million for the six months ended June 30, 2001 to $25.1 million for the six months ended June 30, 2002, and as a percentage of segment revenues decreased from 45.4% to 42.0%. The absolute dollar increase was attributable to an increase in segment revenues, offset by a larger increase in direct segment operating expenses. The segment contribution margin percentage decrease was attributable primarily to decreased revenues and increased customer support costs related to our Decision Manager for Medical Bill Review products, including the impact of our prior year recognition of incremental license fees associated with Decision Manager for Medical Bill review product customer pricing changes, and to lower contribution margins associated with our Blaze Advisor business unit as a whole, resulting from our acquisition of this business unit in the third quarter of 2001. These decreases were partially offset by increased cost efficiencies associated with Decision Manager for Financial Applications product implementations.

Segment contribution margin for our Risk segment decreased from $30.9 million for the six months ended June 30, 2001 to $26.6 million for the six months ended June 30, 2002, and as a percentage of segment revenues decreased from 73.2% to 68.3%. The absolute dollar decrease was attributable to a decrease in segment revenues and to an increase in direct segment operating expenses. The segment contribution margin percentage decrease was attributable primarily to our prior year recognition of incremental license fees associated with Falcon Fraud Manager and Fraud Manager for Telecommunications product customer pricing changes, partially offset by increased margins associated with fraud consulting service revenues during the six months ended June 30, 2002, primarily due to our recognition of incentive fees earned during this period. Also contributing to the segment margin decrease was an increase in research and development spending on Risk segment products. We expect that direct segment research and development costs in the Risk segment will increase in absolute dollars and could increase as a percentage of Risk segment revenues for the foreseeable future.

Segment contribution margin for our Opportunity segment decreased from $8.1 million for the six months ended June 30, 2001 to $1.8 million for the six months ended June 30, 2002, and as a percentage of segment revenues decreased from 55.7% to 15.8%. The absolute dollar decrease was attributable to a decrease in segment revenues and to an increase in direct segment operating expenses. The segment contribution margin percentage decrease was attributable primarily to our prior year recognition of incremental license fees associated with a Profitability Predictor product customer pricing change and to our prior year recognition of Profitability Predictor termination fees associated with a customer that sold its credit card portfolio and therefore no longer had a use for our product, partially offset by an increase in license fees related to Profit Manager products quarter over quarter, which had minimal associated costs. Also contributing to the segment margin decrease was an increase in research and development spending on Opportunity segment products. We expect that direct segment research and development costs in the Opportunity segment will increase in absolute dollars and could increase as a percentage of Opportunity segment revenues for the foreseeable future.

Segment contribution margin for our Other segment increased from negative $1.3 million for the six months ended June 30, 2001 to approximately break-even for the six months ended June 30, 2002, and as a percentage of segment revenues increased from a loss if 60.8% to a margin of 4.3%. The absolute dollar and percentage increases were attributable primarily to a decrease in our former Intelligent Response product line revenues, offset by a more significant decrease in related direct product costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $7.5 million for the quarter ended June 30, 2002, compared to net cash provided by operating activities of $5.4 million for the quarter ended June 30, 2001. Cash provided by operations during the quarter ended June 30, 2002 reflects our net loss of $5.5 million, reduced by non-cash aspects of our net loss totaling $13.0 million, primarily consisting of depreciation and amortization.

Net cash provided by investing activities totaled $10.6 million for the quarter ended June 30, 2002, compared to net cash used in investing activities of $35.8 million for the quarter ended June 30, 2001. Cash provided by investing activities for the quarter ended June 30, 2002 consisted of $25.6 million in net sales of marketable securities, offset by $12.6 million in cash paid in asset acquisitions, $2.1 million in property and equipment purchases and $0.3 million in cash paid for equity investments.

Net cash provided by financing activities totaled $5.7 million for the quarter ended June 30, 2002, compared to net cash provided by financing activities of $12.8 million for the quarter ended June 30, 2001. Cash provided by financing activities for the quarter ended June 30, 2002 included $5.9 million in net proceeds resulting from stock option exercises and employee stock purchases under HNC plans, offset by the payment of $0.2 million in debt issuance costs.

As of June 30, 2002, we had $312.2 million in cash, cash equivalents, and marketable securities. We believe that these balances, including interest to be earned thereon, and borrowings available under our credit facility will be sufficient to fund our working and other capital requirements, including potential investments in other companies and other assets to support the strategic growth of our business, over the next twelve months. In the ordinary course of business, we evaluate opportunities to acquire businesses, products and technologies. We expect to use our cash to fund these types of activities in the future. In the event additional needs for cash arise, we may raise additional funds from a combination of sources including the potential issuance of debt or equity securities. Additional financing might not be available on terms favorable to us, or at all, particularly in light of the recent decline in the capital markets. If adequate funds were not available or were not available on acceptable terms, our ability to take advantage of unanticipated opportunities or respond to competitive pressures could be limited.

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

We have a $15.0 million revolving line of credit with a bank that expires in July 2003. As of June 30, 2002, we have no amounts outstanding under this line of credit. Our agreement with the bank contains covenants that restrict our ability to pay cash dividends and make loans, advances or investments without the bank’s consent. As of June 30, 2002, we were in compliance with all covenants under this agreement. Borrowings under this line of credit bear interest at the rate of LIBOR plus 0.5%, payable monthly.

Beginning in the first quarter of 2002, we adopted an employee home equity loan program under this line of credit. Under the program, and at our discretion, the bank will make loans directly to our employees and we will guarantee the loans. The outstanding balance of qualified employee home equity loans that we guarantee will reduce our maximum allowable borrowings under this line of credit. The maximum amount of employee home equity loans that we may guarantee at one time is $4.0 million. At June 30, 2002, we were guarantor to one employee loan balance in the amount of $200,000.

From time to time, we enter into agreements to sell an undivided interest in specifically identified trade accounts receivable to a financial institution for a fee, based principally upon defined short-term market rates. During the quarter and six months ended June 30, 2002, we did not sell any accounts to this institution.

We are a limited partner in Azure Capital Partners L.P., a venture capital investment management fund, and have invested an aggregate of $2.8 million into this fund through June 30, 2002. We have committed to invest an additional $2.2 million into this fund, which we expect to make in 2002.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and therefore, does not meet the requirement for recognizing a liability and related expense. This Statement only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. The Company is required to adopt this statement for exit or disposal activities initiated after December 31, 2002. We have not yet determined the impact that our full adoption of SFAS No. 146 will have on our consolidated financial position, results of operations, or disclosures.

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

RISKS RELATED TO OUR BUSINESS

HNC is now a wholly-owned subsidiary of Fair, Isaac.

On August 5, 2002, all of our common stock was acquired by Fair, Isaac and Company, Incorporated and we are now a wholly-owned subsidiary of Fair, Isaac. As a result, Fair, Isaac will elect our directors and determine the outcome of corporate actions requiring stockholder approval.

Although we expect that the recently completed merger between Fair, Isaac and HNC will benefit us, we may not realize those benefits because of integration and other challenges.

The failure to meet the challenges involved in successfully integrating the former operations of Fair, Isaac and HNC or otherwise to realize any of the anticipated benefits of the recently completed merger, including anticipated cost savings, could seriously harm our results of operations. Realizing the benefits of the recently completed merger will depend in part on the continued integration of the two companies’ former products, technologies, operations, and personnel. The integration of the companies is a complex, time-consuming and expensive process that, even with proper planning and implementation, could significantly disrupt our business. In many recent mergers, especially mergers involving technology companies, merger partners have experienced difficulties integrating the combined businesses, and we have not previously faced an integration challenge as substantial as the one presented by the recently completed merger. The challenges involved in this integration include the following:

•	continuing to persuade employees that the former business cultures of Fair, Isaac and HNC are compatible, maintaining employee morale and retaining key employees;

•	managing a workforce over expanded geographic locations;

•	demonstrating to the former customers of Fair, Isaac and to the former customers of HNC that the merger will not lower client service standards, interfere with business focus, adversely affect product quality or alter current product development plans;

•	consolidating and rationalizing corporate IT and administrative infrastructures;

•	combining product offerings;

•	coordinating sales and marketing efforts to effectively communicate our capabilities to current and prospective customers;

•	coordinating and rationalizing research and development activities to enhance introduction of well designed new products and technologies;

•	preserving marketing or other important former relationships of both Fair, Isaac and HNC and resolving potential conflicts that may arise;

•	minimizing the diversion of management attention from other ongoing business concerns; and

•	coordinating and combining overseas operations, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations.

We may not successfully integrate the former operations of Fair, Isaac and HNC in a timely manner, or at all. Moreover, we may not realize the anticipated benefits or synergies of the merger to the extent, or in the time frame, anticipated. The anticipated benefits and synergies relate to cost savings associated with anticipated restructurings and other operational efficiencies, greater economies of scale and revenue growth opportunities through expanded markets and cross-sell opportunities. However, these anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a successful integration.

Fluctuations in our revenues and operating results might lead to substantial declines in the market prices of the notes.

Our revenues and operating results have varied significantly in the past and in some quarters we have experienced net losses. We expect fluctuations in our operating results to continue for the foreseeable future. As a result, we believe that you should not rely on period-to-period comparisons of our financial results as an indication of our future performance. If our revenues or operating results fall below the expectations of market analysts and investors, the market price of and the notes could decline substantially. Factors that are likely to cause our revenues and operating results to fluctuate include those discussed in the risk factors below.

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

Our Falcon Fraud Manager, Decision Manager for Medical Bill Review and Outsourced Bill Review products and services in the aggregate accounted for 42.8% of our total revenues in the first six months of 2002. Falcon Fraud Manager accounted for 22.3% of total revenues for the six months ended June 30, 2002 and our combined Decision Manager for Medical Bill Review products and Outsourced Bill Review services accounted for 20.5% of total revenues in the same period. We expect these products and services will continue to account for a substantial portion of our total revenues for the foreseeable future. Our revenue will decline if the market does not continue to accept these products and services. Factors that might affect the market acceptance of Decision Manager for Medical Bill Review products and Outsourced Bill Review services include the following:

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

Our ability to offer our products and services successfully in a rapidly evolving market requires an effective planning and management process. In recent years, we have experienced changes in our operations that have placed significant demands on our administrative, operational and financial resources. These demands, which are expected to continue to challenge our management and operations, include the following:

•	growth and diversification of our customer base into new industries, most recently telecommunications;

•	development and marketing of our products;

•	expansion of our product lines into new technology mediums such as the delivery of services over the Internet through an ASP channel;

•	integration of acquired businesses and their workforces into our business;

•	increase in the number of our employees; and

•	geographic dispersion of our operations and personnel, most recently the addition of offices in San Jose, California and Brentford, England.

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

The rate at which businesses have adopted our products has varied significantly by market and by product within each market, and we expect to continue to experience variations to the degree to which our products are accepted in our target markets in the future. In particular, the acceptance of our products may be limited by factors such as:

•	the failure of prospective customers to perceive value in our software solutions;

•	the reluctance of our prospective customers to replace their existing solutions with our products; and

•	the emergence of new technologies that could cause our products to be less competitive or obsolete.

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

At the effective time of our merger involving Fair, Isaac, Fair, Isaac agreed to guarantee our obligations under the notes, although such guarantees are subordinated in right of payment to all existing and future senior indebtedness of Fair, Isaac. Fair, Isaac is also not limited in its ability to incur additional debt, including senior indebtedness.

If we were required to pay off all senior indebtedness before we pay the notes, we might not have sufficient assets to pay our obligations under the notes.

The notes are general unsecured obligations of HNC and are subordinated in right of payment to all of our existing and future senior indebtedness. In the event of our bankruptcy, liquidation or reorganization or upon acceleration of the notes due to an event of default under the indenture and in certain other events, our assets will be available to pay obligations on the notes only after all senior indebtedness has been paid. The notes are also effectively subordinated to the liabilities, including trade payables, of our subsidiaries. As of June 30, 2002, we had no outstanding senior indebtedness for purposes of the indenture, while our subsidiaries had approximately $13.0 million of outstanding indebtedness or other liabilities (excluding intercompany liabilities and liabilities of the type not required to be reflected on a balance sheet in accordance with generally accepted accounting principles) to which the notes would have been effectively subordinated. As a result, there may not be sufficient assets remaining to pay amounts due on any or all of the outstanding notes. In addition, we will not make any payments on the notes in the event of payment defaults on our senior indebtedness or other specified defaults on our designated senior indebtedness.

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

Interest Rate Risk

The fair value of our marketable securities available for sale at June 30, 2002 was $183.8 million. The objectives of our investment policy are the safety and preservation of invested funds, and liquidity of investments that is sufficient to meet cash flow requirements. Our policy is to place our cash, cash equivalents, and investments available for sale with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure. Except for certain strategic equity investments, it is also our policy to maintain concentration limits and to invest only in allowable securities as determined by our management. Our investment policy also provides that our investment portfolio must not have an average portfolio maturity of beyond one year and that we must maintain liquidity positions. Investments are prohibited in certain industries and speculative activities. Investments must be denominated in U.S. dollars.

We are subject to interest rate risk as it relates to our 5.25% Convertible Subordinated Notes. To the extent that general market interest rates fluctuate, the fair value of the Notes may increase or decrease.

Foreign Currency Exchange Rate Risk

We mitigate our foreign currency risks principally by contracting primarily in U.S. dollars and maintaining only nominal foreign currency cash balances. Working funds necessary to facilitate the short term operations of our subsidiaries are kept in the local currencies in which they do business, with excess funds transferred to our offices in the United States for investment. For the quarter ended June 30, 2002, 8.4% of our sales were denominated in currencies other than our functional currency, which is the U.S. dollar.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 28, 2002. Of the 35,655,853 shares outstanding as of the record date for the meeting, 32,070,380 were present or represented by proxy at the meeting. At our annual meeting the following actions were voted upon:

a. The election of six directors, each to serve until the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation, death or removal:

NOMINEE	FOR	WITHHELD

Edward K. Chandler	31,572,020	498,360
Thomas F. Farb	31,570,700	499,680
Alex W. Hart	31,426,598	643,782
David Y. Chen	31,551,598	518,782
John Mutch	31,680,454	389,926
Louis A. Simpson	31,701,617	368,763

b. To approve amending our Certificate of Incorporation to increase our number of authorized shares of common stock by 120,000,000, increasing our total authorized common stock from 120,000,000 to 240,000,000 shares.

FOR	AGAINST	INSTRUCTED

23,154,495	8,907,591	8,294

c. To approve amending our 2001 Equity Incentive Plan to increase the number of shares of common stock reserved under the plan by 400,000, increasing the reserve from 1,400,000 to 1,800,000 shares.

FOR	AGAINST	ABSTAIN

9,718,745	22,325,339	26,296

d. To ratify the selection of PricewaterhouseCoopers LLP as our independent accountants for 2002.

FOR	AGAINST	ABSTAIN

31,206,125	758,154	106,101

At the special meeting of our stockholders on July 23, 2002, the stockholders voted on the proposal to approve and adopt the Agreement and Plan of Merger among Fair, Isaac and Company, Inc., Northstar Acquisition Inc., and HNC, as entered into April 28, 2002. Proxies representing 25,152,645 shares of HNC common stock, representing 69.9% of the total outstanding shares on the June 13, 2002 record date, were tabulated in the following manner:

FOR	AGAINST	ABSTAIN

24,854,494	103,091	195,060

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

None.

(b)  REPORTS FILED ON FORM 8-K

•	Report on Form 8-K, dated and filed May 24, 2002, reporting under Item 5 consolidated financial statements for the years ended December 31, 2001, 2000 and 1999 that include “as adjusted” net loss and net loss per share financial information as if the adoption of FAS 142 had occurred at the beginning of these respective years.

•	Report on Form 8-K, dated May 24, 2002 and filed June 11, 2002 as amendment number 1 to the May 24, 2002 Form 8-K, reporting under Item 7 the consent of independent accountants.

•	Report on Form 8-K, dated May 24, 2002 and filed June 12, 2002 as amendment number 2 to the May 24, 2002 Form 8-K, reporting under Item 7 the consent of independent accountants.

•	Report on Form 8-K, dated June 12, 2002 and filed June 14, 2002, reporting under Item 7 the Certificate of Amendment to Registrant’s Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 12, 2002.

•	Report on Form 8-K, dated July 18, 2002 and filed July 19, 2002, reporting under Item 5 the proposed settlement of a lawsuit Tidwell v. Mutch, Simpson et al and additional disclosures agreed to by HNC in that settlement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HNC SOFTWARE INC.

Date: August 14, 2002	By:	/s/ Kenneth J. Saunders

Kenneth J. Saunders
Chief Executive Officer, Chief Financial Officer and Secretary

(for Registrant as duly authorized officer
and as Principal Financial Officer)

/s/ Russell C. Clark
Russell C. Clark
Senior Vice President, Corporate Finance and
Assistant Secretary

(for Registrant as Principal Accounting Officer)